Form 10-Q
period 2007-06-30
SMITH BARNEY BRISTOL ENERGY FUND LP
filed 2007-08-14
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 000-52602

SMITH BARNEY BRISTOL ENERGY FUND L.P.

(Exact name of registrant as specified in its charter)

New York	20-2718952
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Avenue - 25th Fl.
New York, New York 10022

(Address of principal executive offices) (Zip Code)

(212) 559-2011

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer          Accelerated filer          Non Accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes         No X

As of July 31, 2007, 147,231.1076 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY BRISTOL ENERGY FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Smith Barney Bristol Energy Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2007	December 31, 2006
Assets:
Investment in Master, at fair value	$181,315,307	$156,083,053
Cash	80,780	6,305
	$181,396,087	$156,089,358
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$566,863	$487,779
Management fees	301,269	259,283
Administrative fees	75,317	64,821
Other fees	68,036	32,078
Redemptions payable	2,120,207	1,761,713
	3,131,692	2,605,674
Partners’ Capital:
General Partner 564.9760 Unit equivalent outstanding in 2007 and 2006	691,299	620,711
Special Limited Partner 2,369.3689 and 703.2443 Redeemable Units outstanding in 2007 and 2006, respectively	2,899,136	772,619
Limited Partners 142,754.8632 and 138,433.6336 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	174,673,960	152,090,354
	178,264,395	153,483,684
	$181,396,087	$156,089,358

See accompanying notes to financial statements

Smith Barney Bristol Energy Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income:
Realized gains (losses) on closed positions allocated from Master	$9,554,317	$(371,090)	$9,165,099	$4,497,400
Change in unrealized gains on open positions allocated from Master	673,675	1,947,510	13,406,594	952,431
Interest income allocated from Master	1,635,128	797,541	3,189,392	1,113,106
Expenses allocated from Master	(97,064)	(168,942)	(175,170)	(218,640)
	11,766,056	2,205,019	25,585,915	6,344,297
Expenses:
Brokerage fees	1,668,771	791,254	3,179,833	1,142,961
Management fees	886,909	420,543	1,690,050	607,347
Administrative fees	221,726	105,136	422,511	151,837
Other fees	30,272	15,075	66,015	30,270
	2,807,678	1,332,008	5,358,409	1,932,415
Net income before allocation to the Special Limited Partner	8,958,378	873,011	20,227,506	4,411,882
Allocation to Special Limited Partner	(1,464,650)	(15,182)	(2,014,644)	(659,994)
Net income after allocation to Special Limited Partner	7,493,728	857,829	18,212,862	3,751,888
Additions – Special Limited Partner	1,464,650	15,182	2,014,644	659,994
Additions – General Partner	—	640,000	—	640,000
Additions – Limited Partners	9,203,000	55,230,000	16,734,256	83,341,000
Redemptions – Limited Partners	(8,621,766)	(88,574)	(12,181,051)	(562,619)
Net increase in Partners’ Capital	9,539,612	56,654,437	24,780,711	87,830,263
Partners’ Capital, beginning of period	168,724,783	46,355,573	153,483,684	15,179,747
Partners’ Capital, end of period	$178,264,395	$103,010,010	$178,264,395	$103,010,010
Net Asset Value per Redeemable Unit (145,689.2081 and 90,190.3309 Units outstanding at June 30, 2007 and 2006, respectively)	$1,223.59	$1,142.14	$1,223.59	$1,142.14
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$51.18	$8.17	$124.94	$103.15
Redemption/Subscription Value per Redeemable Unit	$1,223.59	$1,142.29	$1,223.59	$1,142.29

See accompanying notes to financial statements

Smith Barney Bristol Energy Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$7,493,728	$857,829	$18,212,862	$3,751,888
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of investment in Master	(9,752,994)	(56,514,812)	(17,284,250)	(84,752,745)
Proceeds from sale of investment in Master	11,180,988	1,724,591	17,637,911	2,793,882
Net unrealized (appreciation) depreciation on investment in Master	(11,766,056)	(2,205,019)	(25,585,915)	(6,344,297)
Accrued expenses:
Increase (decrease) in brokerage commissions	32,347	178,036	79,084	275,030
Increase (decrease) in management fees	17,176	94,716	41,986	146,263
Increase (decrease) in administrative fees	4,294	23,679	10,496	36,565
Increase (decrease) in due to CGM	—	(19,893)	—	(39,155)
Increase (decrease) in other fees	12,970	(35,968)	35,958	(21,633)
Net cash provided by (used in) operating activities	(2,777,547)	(55,896,841)	(6,851,868)	(84,154,202)

Cash flows from financing activities:
Proceeds from additions – Limited Partners	9,203,000	55,230,000	16,734,256	83,341,000
Allocation of Units – Special Limited Partner	1,464,650	15,182	2,014,644	659,994
Proceeds from additions – General Partner	—	640,000	—	640,000
Payments for redemptions – Limited Partners	(7,877,299)	(12,072)	(11,822,557)	(486,117)
Net cash provided by (used in) financing activities	2,790,351	55,873,110	6,926,343	84,154,877
Net change in cash	12,804	(23,731)	74,475	675
Cash, at beginning of period	67,976	37,306	6,305	12,900
Cash, at end of period	$80,780	$13,575	$80,780	$13,575

See accompanying notes to financial statements

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

1.    General:

Smith Barney Bristol Energy Fund L.P. (the ‘‘Partnership’’) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity options, commodity futures contracts and forward contracts on United States exchanges and certain foreign exchanges. In addition, the Partnership may enter into swap and derivative contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

Between May 15, 2005 (commencement of the offering period) and September 1, 2005, 11,925 redeemable units of Limited Partnership Interest (‘‘Redeemable Units’’) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until September 6, 2005 at which time they were remitted to the Partnership for trading. The Partnership was authorized to sell 100,000 Redeemable Units of Limited Partnership Interest during its initial offering period. The Partnership privately and continuously offers Redeemable Units.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

Effective December 1, 2005, the Partnership allocated substantially all of its capital to CMF SandRidge Master Fund L.P. (the ‘‘Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 14,410.6191 Reedemable Units of the Master with cash equal of $14,477,858 and a contribution of open commodity futures and option positions with a fair value of $(16,018). The Master was formed in order to permit commodity pools managed now or in the future by SandRidge Capital, L.P. (‘‘SandRidge’’) using its Energy Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of the Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership are permitted to be Limited Partners of the Master. The General Partner and SandRidge believe that trading through a master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

At June 30, 2007 and December 31, 2006, the Partnership owned approximately 63.5% and 72.3%, respectively, of the Master. It is the Partnership’s intention is to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2007 and December 31, 2006 and the results of its operations and cash flows for the three and six months ended June 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Registration Statement on Form 10-12 G filed April 30, 2007 with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

CMF SandRidge Master Fund L.P.
Statements of Financial Condition
(Unaudited)

The Master’s statements of financial condition and condensed schedule of investments as of June 30, 2007 and December 31, 2006 and statements of income and expenses and partners’ capital and statements of cash flows for the three and six months ended June 30, 2007 and 2006 are presented below:

	June 30, 2007	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $18,546,229 and $18,475,372 in 2007 and 2006, respectively)	$265,841,348	$215,267,731
Net unrealized appreciation on open futures positions	17,755,960	—
Commodity options owned at fair value (cost $12,059,170 and $14,249,050 in 2007 and 2006, respectively)	11,954,207	18,275,061
	295,551,515	233,542,792
Interest receivable	877,648	718,277
	$296,429,163	$234,261,069
Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$—	$1,982,014
Commodity options written, at fair value (premium $10,505,000 and $12,600,750 in 2007 and 2006, respectively)	10,917,402	16,475,690
Accrued expenses:
Professional fees	35,055	19,602
Distribution payable	877,648	718,277
	11,830,105	19,195,583
Partners’ Capital:
Limited Partners’ 213,577.6012 and 184,159.5052 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	284,599,058	215,065,486
	$296,429,163	$234,261,069

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

CMF SandRidge Master Fund L.P.
Condensed Schedule of Investments
June 30, 2007
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Aug. 07 – Dec. 11	14876	$(19,055,895)	(6.70)%
NYMEX Natural Gas Oct. 07 – Jan. 09	2967	(19,367,240)	(6.80)
Other		(5,368,980)	(1.89)
Total futures contracts purchased		(43,792,115)	(15.39)
Futures Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap Sept. 07 – Oct. 08	9313	24,139,003	8.48
NYMEX Natural Gas Sept. 07 – Jan. 08	4165	37,052,787	13.02
Other		356,285	0.13
Total futures contracts sold		61,548,075	21.63
Options Owned
Energy		11,954,207	4.20
Options Written
Energy		(10,917,402)	(3.84)
Total fair value		$18,792,765	6.60%

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

CMF SandRidge Master Fund L.P.
Condensed Schedule of Investments
December 31, 2006
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Mar. 07 – Dec.-11	8951	$(16,651,840)	(7.74)%
Other		(12,527,254)	(5.83)
Total futures contracts purchased		(29,179,094)	(13.57)
Futures Contracts Sold
Energy		27,197,080	12.64
Total futures contracts sold		27,197,080	12.64
Options Owned
Energy
NMEX Natural Gas European Jan.-07 – Feb.-08	738	13,677,861	6.36
Other		4,597,200	2.14
Total options owned		18,275,061	8.50
Options Written
Energy
NMEX Natural Gas European Jan.-07 – Dec.-07	1401	(12,324,170)	(5.73)
Other		(4,151,520)	(1.93)
Total options written		(16,475,690)	(7.66)
Total fair value		$(182,643)	(0.09)%

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

CMF SandRidge Master Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$14,935,715	$(317,082)	$14,335,229	$4,551,408
Change in unrealized gains on open positions	1,010,893	1,654,719	19,069,538	659,640
	15,946,608	1,337,637	33,404,767	5,211,048

Interest income	2,658,220	1,018,364	4,908,060	1,333,929
	18,604,828	2,356,001	38,312,827	6,544,977
Expenses:
Clearing fees	139,780	211,689	236,576	247,069
Professional fees	11,207	7,741	23,227	22,060
	150,987	219,430	259,803	269,129

Net income	18,453,841	2,136,571	38,053,024	6,275,848
Additions — Limited Partners	39,388,696	92,895,476	52,419,952	121,133,409
Redemptions — Limited Partners	(9,831,146)	(1,086,127)	(16,031,344)	(1,948,772)
Distribution of interest to feeder funds	(2,658,220)	(1,018,364)	(4,908,060)	(1,333,929)
Net increase in Partners’ Capital	45,353,171	92,927,556	69,533,572	124,126,556

Partners’ Capital, beginning of period	239,245,887	46,496,379	215,065,486	15,297,379

Partners’ Capital, end of period	$284,599,058	$139,423,935	$284,599,058	$139,423,935

Net Asset Value per Redeemable Unit (213,577.6012 and 116,237.7502 Units outstanding at June 30, 2007 and 2006, respectively)	$1,332.53	$1,199.47	$1,332.53	$1,199.47
Net income per Redeemable Unit of Limited Partnership Interest	$87.02	$28.27	$189.24	$162.51

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

CMF SandRidge Master Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$18,453,841	$2,136,571	$38,053,024	$6,275,848
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(5,839,373)	(7,295,354)	(70,857)	(10,409,563)
(Increase) decrease in net unrealized appreciation on open futures positions	(2,270,774)	(787,608)	(17,755,960)	(210,513)
(Increase) decrease in options owned at fair value	(1,418,727)	(8,703,716)	6,320,854	(8,570,008)
(Increase) decrease in interest receivable	(49,509)	(282,103)	(159,371)	(391,023)
Increase (decrease) in net unrealized depreciation on open futures positions	—	—	(1,982,014)	—
Increase (decrease) in unrealized depreciation on open forward contracts	—	(309,363)	—	—
Increase (decrease) in options written at fair value	3,030,248	8,325,983	(5,558,288)	10,103,761
Accrued expenses:
Increase (decrease) in professional fees	6,133	7,740	15,453	22,059
Net cash provided by (used in) operating activities	11,911,839	(6,907,850)	18,862,841	(3,179,439)
Cash flows from financial activities:
Proceeds from additions — Limited Partners	39,388,696	92,895,476	52,419,952	121,133,409
Payments for redemptions — Limited Partners	(9,831,146)	(1,086,127)	(16,031,344)	(1,948,772)
Distribution of interest to feeder funds	(2,608,711)	(736,261)	(4,748,689)	(942,906)
Net cash provided by (used in) financing activities	26,948,839	91,073,088	31,639,919	118,241,731
Net change in unrestricted cash	38,860,678	84,165,238	50,502,760	115,062,292
Unrestricted cash, at beginning of period	208,434,441	45,143,331	196,792,359	14,246,277
Unrestricted cash, at end of period	$247,295,119	$129,308,569	$247,295,119	$129,308,569

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net realized and unrealized gains*	$57.86	$6.42	$131.90	$121.55
Interest income	11.13	10.75	21.96	20.15
Expenses**	(17.81)	(9.00)	(28.92)	(38.55)
Increase for the period	51.18	8.17	124.94	103.15
Net Asset Value per Redeemable Unit, beginning of period	1,172.41	1,133.97	1,098.65	1,038.99
Net Asset Value per Redeemable Unit, end of period	$1,223.59	$1,142.14	$1,223.59	$1,142.14
Redemption/Subscription Value per Redeemable Unit versus Net Asset Value per Redeemable Unit	—	0.15	—	0.15
Redemption/Subscription Value per Redeemable Unit, end of period***	$1,223.59	$1,142.29	$1,223.59	$1,142.29
*	Includes brokerage fees and expenses allocated from Master.
**	Excludes brokerage fees and expenses allocated from Master.
***	For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering costs will not reduce redemption/subscription Net Asset Value.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Ratio to average net assets:****
Net investment loss before allocation to Special Limited Partner*****	(2.9)%	(3.8)%	(2.8)%	(3.9)%
Operating expenses	6.6%	8.1%	6.7%	8.0%
Allocation to Special Limited Partner	0.8%	—%	1.2%	1.2%
Total expenses	7.4%	8.1%	7.9%	9.2%
Total return:
Total return before allocation to Special Limited Partner	5.2%	0.7%	12.6%	10.6%
Allocation to Special Limited Partner	(0.8)%	—%	(1.2)%	(0.7)%
Total return after allocation to Special Limited Partner	4.4%	0.7%	11.4%	9.9%
****	Annualized (except for allocation to Special Limited Partner, if applicable)
*****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net realized and unrealized gains*	$74.51	$17.14	$164.83	$142.30
Interest income	12.57	11.23	24.53	20.82
Expenses **	(0.06)	(0.10)	(0.12)	(0.61)
Increase for the period	87.02	28.27	189.24	162.51
Distributions	(12.57)	(11.23)	(24.53)	(20.82)
Net Asset Value per Unit, beginning of period	1,258.08	1,182.43	1,167.82	1,057.78
Net Asset Value per Unit, end of period	$1,332.53	$1,199.47	$1,332.53	$1,199.47
*	Includes clearing fees.
**	Excludes clearing fees.

Ratios to average net assets:***
Net investment gain ****	3.8%	3.5%	3.8%	3.4%
Operating expense	0.2%	0.9%	0.2%	0.8%
Total return	6.9%	2.4%	16.2%	15.4%
***	Annualized
****	Interest income less total expenses
The above ratios may vary for individual investors based on the timing of capital transactions during the period.

3.    Trading Activities:

The Partnership was formed for the purpose of trading commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a ‘‘master fund/feeder fund’’ structure. The results of the Partnership’s investment in Master are shown in the Statements of Income and Expenses and Partners’ Capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Customer Agreement between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2007 and December 31, 2006, based on a monthly calculation, were $13,567,105 and $(3,929,298), respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at June 30, 2007 and December 31, 2006, were $18,792,765 and $(182,643), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

4.    Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. The Fund may trade commodity options. Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s/Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership, through its investment in the Master, has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

The General Partner monitors and controls the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forward and option positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of June 30, 2007. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership through its investment in Master. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the second quarter of 2007.

The Partnership’s capital consists of capital contributions, as increased or decreased by its investment in Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2007, Partnership capital increased 16.1% from $153,483,684 to $178,264,395. This increase was attributable to a net income from operations of $18,212,862 coupled with additions sales of 14,702.0549 Redeemable Units of Limited Partnership Interest totaling $16,734,256 and the allocation of 1,666.1246 Redeemable Units of Special Limited Partnership Interest totaling $2,014,644, which was partially offset by the redemption of 10,380.8253 Redeemable Units of Limited Partnership Interest totaling $12,181,051. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the six months ended June 30, 2007, the Master’s capital increased 32.3% from $215,065,486 to $284,599,058. This increase was attributable to a net income from operations of $38,053,024 coupled with additional sales of 42,442.7492 Redeemable Units totaling $52,419,952, which was partially offset by the redemption of 13,024.6532 Redeemable units totaling $16,031,344 and distribution of interest totaling $4,908,060 to the limited partners of the Master. Future redemptions can impact the amount of funds available for investments in commodity positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Master are used for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

The Master may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily.

The value of the Partnership’s investment in Master reflects the Partnership’s proportional interest in the Partners’ Capital of the Master. All of the income and expenses and unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination.

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners’ capital.

In July 2006, the Financial Accounting Standards Board (the ‘‘FASB’’) released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership adopted FIN 48 as of January 1, 2007 and the application of this standard did not impact the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, fair value measurements. This accounting standard establishes a single authoritative definition of fair value sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of June 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s second quarter of 2007 the Net Asset Value per Redeemable Unit increased 4.4% from $1,172.41 to $1,223.59 as compared to an increase of 0.7% in the second quarter of 2006. The Partnership experienced a net trading gain (comprised of realized gains on closed positions allocated from Master and change in unrealized gains (losses) on open positions allocated from Master) before brokerage and related fees in the second quarter of 2007 of $10,227,992. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Natural Gas, NYMEX Gasoline and were partially offset by losses in NYMEX Crude Oil and NYMEX Unleaded Gas. The Partnership experienced a net trading gain before brokerage and related fees in the second quarter of 2006 of $1,576,420. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Natural Gas and NYMEX Unleaded Gas.

The Partnership posted gains for the quarter of 2007, as profits generated from fundamental trading in natural gas were more than sufficient in offsetting small losses realized in trading crude oil and unleaded gasoline. Natural gas prices dropped more than 12% in the quarter due to seasonal weakness in demand and extreme weather fluctuation in April and May. In June, market participants finally reached a consensus as strong storage balances finally triggered a drop in prices, resulting in profits for the short positions in the fund.

During the six months ended June 30, 2007 the Net Asset Value per Redeemable unit increased 11.4% from $1,098.65 to $1,223.59 as compared to an increase of 9.9% during the six months ended June 30, 2006. The Partnership experienced a net trading gain (comprised of realized gains on closed positions allocated from Master and change in unrealized gains (losses) on open positions allocated from Master)

before brokerage and related fees in the six months ended June 30, 2007 of $22,571,693. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Natural Gas and NYMEX Gasoline and were partially offset by losses in NYMEX Crude Oil and NYMEX Unleaded Gas. The Partnership experienced a net trading gain before brokerage and related fees in six months ended June 30, 2006 of $5,449,831. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Heating Oil, NYMEX Natural Gas and were partially offset by losses in NYMEX Unleaded Gas.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership (and the Master) depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership (and the Master) expects to increase capital through operations.

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three and six months ended June 30, 2007 increased by $837,587 and $2,076,286, respectively, as compared to the corresponding periods in 2006. The increase in interest income is primarily due to higher net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and six months ended June 30, 2007 increased by $877,517 and $2,036,872, respectively, as compared to the corresponding periods in 2006. The increase in brokerage and other fees is due to higher net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2007 increased by $466,366 and $1,082,703, respectively, as compared to the corresponding periods in 2006. The increase in management fees is due to higher net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2007 increased by $116,590 and $270,674, respectively, as compared to the corresponding periods in 2006. The increase in administrative fees is due to higher net assets during the three and six months ended June 30, 2007 as compared to 2006.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. The profit share allocation accrued for the three and six months ended June 30, 2007 was $1,464,650 and $2,014,644, respectively. The profit share allocation accrued for the three and six months ended June 30, 2006 was $15,182 and $659,994, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Master is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Master’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s main line of business.

Market movements result in frequent changes in the fair value of the Master’s open positions and, consequently, in its earnings and cash flow. The Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master’s open positions and the liquidity of the markets in which it trades.

The Master rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master’s speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master’s experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master’s losses in any market sector will be limited to Value at Risk or by the Master’s attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2007 and the highest, lowest and average values during the three months ended June 30, 2007. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2007, the Master’s total capitalization was $284,599,058.

June 30, 2007
(Unaudited)

			Three months ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$16,817,332	5.91%	$17,932,960	$9,562,360	$16,137,014
Total	$16,817,332	5.91%
* Average of Month-end Values at Risk

Item 4.    Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material changes supplementing or amending the discussion of legal proceedings set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Registration Statement on Form 10-12 G for the fiscal year ended December 31, 2006 filed on April 30, 2007.

Research

Customer Class Actions.

On May 3, 2007, the District Court remanded DISHER V. CITIGROUP GLOBAL MARKETS, INC., to Illinois state court.  On June 13, 2007, Citigroup moved in state court to dismiss the action.

Mutual Funds

In May 2007, CGMI finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

On May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc of the Second Circuit’s decision reversing the district court’s class certification.

IPO Antitrust Litigation

On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Registration Statement on Form 10-12 G for the fiscal year ended December 31, 2006 filed on April 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2007, there were additional sales of 7,778.4065 Redeemable Units of Limited Partnership totaling $9,203,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 - April 30, 2007	1,214.4229	$1,186.45	N/A	N/A
May 1, 2007 - May 31, 2007	4,251.3373	$1,190.38	N/A	N/A
June 1, 2007 - June 30, 2007	1,732.7753	$1,223.59	N/A	N/A
	7,198.5355	$1,200.14
* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-1 are incorporated herein by reference to the exhibit index of the Registration Statement on Form 10-12 G for the period ended December 31, 2006 filed on April 30, 2007.

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification
(Certification of President and Director)

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification
(Certification of Chief Financial Officer and Director)

Exhibit – 32.1 – Section 1350 Certification
(Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification
(Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH BARNEY BRISTOL ENERGY FUND L.P.
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director
Date: August 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
Date:	August 14, 2007