Form 10-Q
period 2007-09-30
SMITH BARNEY BRISTOL ENERGY FUND LP
filed 2007-11-14
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

Yes         No X

As of October 31, 2007, 161,441.3602 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY BRISTOL ENERGY FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Smith Barney Bristol Energy Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2007	December 31, 2006
Assets:
Investment in Master, at fair value	$190,946,940	$156,083,053
Cash	20,392	6,305
	$190,967,332	$156,089,358
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$596,773	$487,779
Management fees	317,271	259,283
Administrative fees	79,318	64,821
Other fees	7,670	32,078
Redemptions payable	370,294	1,761,713
	1,371,326	2,605,674
Partners’ Capital:
General Partner 564.9760 Unit equivalent outstanding in 2007 and 2006	682,700	620,711
Special Limited Partner 2,369.3689 and 703.2443 Redeemable Units outstanding in 2007 and 2006, respectively	2,863,074	772,619
Limited Partners 153,967.5743 and 138,433.6336 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	186,050,232	152,090,354
	189,596,006	153,483,684
	$190,967,332	$156,089,358

See accompanying notes to financial statements

Smith Barney Bristol Energy Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income:
Net realized gains on closed positions allocated from Master	$34,058,265	$1,372,976	$43,223,364	$5,870,376
Change in net unrealized losses on open positions allocated from Master	(35,126,496)	(8,542,631)	(21,719,902)	(7,590,200)
Interest income allocated from Master	1,602,777	1,302,072	4,792,169	2,415,178
Expenses allocated from Master	(254,589)	(205,713)	(429,758)	(424,353)
	279,957	(6,073,296)	25,865,873	271,001
Expenses:
Brokerage commissions	1,813,782	1,214,545	4,993,615	2,357,506
Management fees	964,253	645,626	2,654,303	1,252,973
Administrative fees	241,064	161,406	663,575	313,243
Other fees	137,502	35,229	203,518	65,499
	3,156,601	2,056,806	8,515,011	3,989,221
Net income (loss) before allocation to Special Limited Partner	(2,876,644)	(8,130,102)	17,350,862	(3,718,220)
Allocation to Special Limited Partner	—	—	(2,014,644)	(659,994)
Net income (loss) after allocation to Special Limited Partner	(2,876,644)	(8,130,102)	15,336,218	(4,378,214)
Additions – Special Limited Partner	—	—	2,014,644	659,994
Additions – General Partner	—	—	—	640,000
Additions – Limited Partners	16,930,000	41,828,000	33,664,256	125,169,000
Redemptions – Limited Partners	(2,721,745)	(1,700,865)	(14,902,796)	(2,263,484)
Net increase in Partners’ Capital	11,331,611	31,997,033	36,112,322	119,827,296
Partners’ Capital, beginning of period	178,264,395	103,010,010	153,483,684	15,179,747
Partners’ Capital, end of period	$189,596,006	$135,007,043	$189,596,006	$135,007,043
Net Asset Value per Redeemable Unit (156,901.9192 and 125,925.3650 Units outstanding at September 30, 2007 and 2006, respectively)	$1,208.37	$1,072.12	$1,208.37	$1,072.12
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(15.22)	$(70.02)	$109.72	$33.13 *
*	This amount shown per Redeemable Unit does not correspond with the net loss presented above because of the timing of the additions of the Partnership’s Redeemable Units in relation to the fluctuating values of the Partnership’s commodity interests.

See accompanying notes to financial statements

Smith Barney Bristol Energy Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$(2,876,644)	$(8,130,102)	$15,336,218	$(4,378,214)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Purchases of investment in Master	(18,394,650)	(41,843,182)	(35,678,900)	(126,595,927)
Proceeds from sale of investment in Master	9,042,974	2,340,416	26,680,886	5,134,298
Net unrealized (appreciation) depreciation on investment in Master	(279,957)	6,073,296	(25,865,873)	(271,001)
Accrued expenses:
Increase (decrease) in brokerage commissions	29,910	104,552	108,994	379,582
Increase (decrease) in management fees	16,002	55,552	57,988	201,815
Increase (decrease) in administrative fees	4,001	13,888	14,497	50,453
Increase (decrease) in due to CGM	—	(20,558)	—	(59,713)
Increase (decrease) in other fees	(60,366)	20,660	(24,408)	(973)
Net cash used in operating activities	(12,518,730)	(41,385,478)	(19,370,598)	(125,539,680)

Cash flows from financing activities:
Proceeds from additions – Limited Partners	16,930,000	41,828,000	33,664,256	125,169,000
Allocation of Units – Special Limited Partner	—	—	2,014,644	659,994
Proceeds from additions – General Partner	—	—	—	640,000
Payments for redemptions – Limited Partners	(4,471,658)	(422,232)	(16,294,215)	(908,349)
Net cash provided by financing activities	12,458,342	41,405,768	19,384,685	125,560,645
Net change in cash	(60,388)	20,290	14,087	20,965
Cash, at beginning of period	80,780	13,575	6,305	12,900
Cash, at end of period	$20,392	$33,865	$20,392	$33,865

See accompanying notes to financial statements

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2007
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

At September 30, 2007 and December 31, 2006, the Partnership owned approximately 65.0% and 72.3%, respectively, of the Master. It is the Partnership’s intention is to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2007 and December 31, 2006 and the results of its operations and changes in Partners’ Capital and cash flows for the three and nine months ended September 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Registration Statement on Form 10-12 G filed April 30, 2007 with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

CMF SandRidge Master Fund L.P.
Statements of Financial Condition
(Unaudited)

The Master’s statements of financial condition and condensed schedules of investments as of September 30, 2007 and December 31, 2006 and statements of income and expenses and partners’ capital and statements of cash flows for the three and nine months ended September 30, 2007 and 2006 are presented below:

	September 30, 2007	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $50,239,927 and $18,475,372 in 2007 and 2006, respectively)	$328,505,372	$215,267,731
Commodity options owned, at fair value (cost $12,633,355 and $14,249,050 in 2007 and 2006, respectively)	11,079,546	18,275,061
	339,584,918	233,542,792
Interest receivable	795,317	718,277
	$340,380,235	$234,261,069
Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$36,029,395	$1,982,014
Commodity options written, at fair value (premium $11,178,740 and $12,600,750 in 2007 and 2006, respectively)	10,677,907	16,475,690
Accrued expenses:
Professional fees	969	19,602
Distribution payable	795,317	718,277
	47,503,588	19,195,583
Partners’ Capital:
Limited Partners’ 220,658.2049 and 184,159.5052 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	292,876,647	215,065,486
	$340,380,235	$234,261,069

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

CMF SandRidge Master Fund L.P.
Condensed Schedule of Investments
September 30, 2007
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Jan. 08 – Dec. 11	21,134	$(40,951,003)	(13.98)%
Other		(1,632,716)	(0.56)
Total futures contracts purchased		(42,583,719)	(14.54)
Futures Contracts Sold
Energy		6,554,324	2.24
Options Owned
NYMEX Natural Gas European		11,079,546	3.78
Options Written
NYMEX Natural Gas European		(10,677,907)	(3.64)
Total fair value		$(35,627,756)	(12.16)%

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

CMF SandRidge Master Fund L.P.
Condensed Schedule of Investments
December 31, 2006
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Mar. 07 – Dec.-11	8951	$(16,651,840)	(7.74)%
Other		(12,527,254)	(5.83)
Total futures contracts purchased		(29,179,094)	(13.57)
Futures Contracts Sold
Energy		27,197,080	12.64
Total futures contracts sold		27,197,080	12.64
Options Owned
Energy
NYMEX Natural Gas European Jan.-07 – Feb.-08	738	13,677,861	6.36
Other		4,597,200	2.14
Total options owned		18,275,061	8.50
Options Written
Energy
NYMEX Natural Gas European Jan.-07 – Dec.-07	1401	(12,324,170)	(5.73)
Other		(4,151,520)	(1.93)
Total options written		(16,475,690)	(7.66)
Total fair value		$(182,643)	(0.09)%

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

CMF SandRidge Master Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains on closed positions	$53,074,070	$1,708,648	$67,409,299	$6,260,056
Change in net unrealized losses on open positions	(54,320,966)	(10,635,671)	(35,251,428)	(9,976,031)
	(1,246,896)	(8,927,023)	32,157,871	(3,715,975)
Interest income	2,627,065	1,624,879	7,535,125	2,958,808
	1,380,169	(7,302,144)	39,692,996	(757,167)
Expenses:
Clearing fees	283,967	247,844	520,544	494,913
Professional fees	111,532	7,826	134,759	29,886
	395,499	255,670	655,303	524,799

Net income (loss)	984,670	(7,557,814)	39,037,693	(1,281,966)
Additions — Limited Partners	19,894,650	41,843,182	72,314,602	162,976,591
Redemptions — Limited Partners	(9,974,666)	(5,063,427)	(26,006,009)	(7,012,199)
Distribution of interest to feeder funds	(2,627,065)	(1,624,879)	(7,535,125)	(2,958,808)
Net increase in Partners’ Capital	8,277,589	27,597,062	77,811,161	151,723,618

Partners’ Capital, beginning of period	284,599,058	139,423,935	215,065,486	15,297,379

Partners’ Capital, end of period	$292,876,647	$167,020,997	$292,876,647	$167,020,997

Net Asset Value per Redeemable Unit (220,658.2049 and 147,481.3069 Units outstanding at September 30, 2007 and 2006, respectively)	$1,327.29	$1,132.49	$1,327.29	$1,132.49
Net income (loss) per Redeemable Unit of Limited Partnership Interest	$6.86	$(55.25)	$196.10	$107.26 *
*	This amount shown per Redeemable Unit does not correspond with the net loss presented above because of the timing of the additions of the Partnership’s Redeemable Units in relation to the fluctuating values of the Partnership’s commodity interests.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

CMF SandRidge Master Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$984,670	$(7,557,814)	$39,037,693	$(1,281,966)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(31,693,698)	(16,400,103)	(31,764,555)	(26,809,666)
(Increase) decrease in net unrealized appreciation on open futures contracts	17,755,960	787,608	—	577,095
(Increase) decrease in options owned at fair value	874,661	(11,456,354)	7,195,515	(20,026,362)
(Increase) decrease in interest receivable	82,331	(120,791)	(77,040)	(511,814)
Increase (decrease) in net unrealized depreciation on open futures contracts	36,029,395	6,348,661	34,047,381	6,348,661
Increase (decrease) in options written at fair value	(239,495)	12,095,696	(5,797,783)	22,199,457
Accrued expenses:
Increase (decrease) in professional fees	(34,086)	7,826	(18,633)	29,885
Net cash provided by (used in) operating activities	23,759,738	(16,295,271)	42,622,578	(19,474,710)
Cash flows from financial activities:
Proceeds from additions — Limited Partners	19,894,650	41,843,182	72,314,602	162,976,591
Payments for redemptions — Limited Partners	(9,974,666)	(5,063,427)	(26,006,009)	(7,012,199)
Distribution of interest to feeder funds	(2,709,396)	(1,504,088)	(7,458,085)	(2,446,994)
Net cash provided by financing activities	7,210,588	35,275,667	38,850,508	153,517,398
Net change in unrestricted cash	30,970,326	18,980,396	81,473,086	134,042,688
Unrestricted cash, at beginning of period	247,295,119	129,308,569	196,792,359	14,246,277
Unrestricted cash, at end of period	$278,265,445	$148,288,965	$278,265,445	$148,288,965

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses) allocated from Master*	$(15.79)	$(73.92)	$116.11	$47.63
Interest income allocated from Master	10.53	11.10	32.49	31.25
Expenses**	(9.96)	(7.20)	(38.88)	(45.75)
Increase (decrease) for the period	(15.22)	(70.02)	109.72	33.13
Net Asset Value per Redeemable Unit, beginning of period	1,223.59	1,142.14	1,098.65	1,038.99
Net Asset Value per Redeemable Unit, end of period	$1,208.37	$1,072.12	$1,208.37	$1,072.12
*	Includes Partnership commissions and expenses allocated from Master.
**	Excludes Partnership commissions fees and expenses allocated from Master.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Ratio to average net assets:****
Net investment loss before allocation to Special Limited Partner*****	(3.8)%	(3.1)%	(3.2)%	(3.5)%
Operating expenses	7.2%	7.4%	6.9%	7.7%
Allocation to Special Limited Partner	—%	—%	1.2%	0.9%
Total expenses	7.2%	7.4%	8.1%	8.6%
Total return:
Total return before allocation to Special Limited Partner	(1.2)%	(6.1)%	11.2%	3.7%
Allocation to Special Limited Partner	—%	—%	(1.2)%	(0.5)%
Total return after allocation to Special Limited Partner	(1.2)%	(6.1)%	10.0%	3.2%
****	Annualized (except for allocation to Special Limited Partner, if applicable)
*****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses)*	$(4.74)	$(66.93)	$160.09	$75.37
Interest income	12.10	11.73	36.63	32.55
Expenses **	(0.50)	(0.05)	(0.62)	(0.66)
Increase (decrease) for the period	6.86	(55.25)	196.10	107.26
Distributions of interest to feeder funds	(12.10)	(11.73)	(36.63)	(32.55)
Net Asset Value per Unit, beginning of period	1,332.53	1,199.47	1,167.82	1,057.78
Net Asset Value per Unit, end of period	$1,327.29	$1,132.49	$1,327.29	$1,132.49
*	Includes clearing fees.
**	Excludes clearing fees.

Ratios to average net assets:***
Net investment gain ****	3.0%	3.5%	3.5%	3.6%
Operating expense	0.5%	0.7%	0.3%	0.8%
Total return	0.5%	(4.6)%	16.8%	10.1%
***	Annualized
****	Interest income less total expenses
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

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2007 and December 31, 2006, based on a monthly calculation, were $8,423,684 and $(3,929,298), respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at September 30, 2007 and December 31, 2006, were $(35,627,756) and $(182,643), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2007
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

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in Master and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership through its investment in Master. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the third quarter of 2007.

The Partnership’s capital consists of capital contributions, as increased or decreased by its investment in Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2007, Partnership capital increased 23.5% from $153,483,684 to $189,596,006. This increase was attributable to a net income from operations of $15,336,218 coupled with additions sales of 28,065.9676 Redeemable Units of Limited Partnership Interest totaling $33,664,256 and the allocation of 1,666.1246 Redeemable Units of Special Limited Partnership Interest totaling $2,014,644, which was partially offset by the redemption of 12,532.0269 Redeemable Units of Limited Partnership Interest totaling $14,902,796. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2007, the Master’s capital increased 36.2% from $215,065,486 to $292,876,647. This increase was attributable to a net income from operations of $39,037,693 coupled with additional sales of 56,810.1744 Redeemable Units totaling $72,314,602, which was partially offset by the redemption of 20,311.3747 Redeemable Units totaling $26,006,009 and distribution of interest totaling $7,535,125 to the limited partners of the Master. Future redemptions can impact the amount of funds available for investments in commodity positions in subsequent periods.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’. This accounting standard establishes a single authoritative definition of fair value sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of September 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s third quarter of 2007 the Net Asset Value per Redeemable Unit decreased 1.2% from $1,223.59 to $1,208.37 as compared to a decrease of 6.1% in the third quarter of 2006. The Partnership experienced a net trading loss (comprised of realized gains on closed positions allocated from Master and change in net unrealized losses on net open positions allocated from Master) before brokerage and related fees in the third quarter of 2007 of $1,068,231. Losses were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil and were partially offset by gains in NYMEX Natural Gas and NYMEX Unleaded Gas. The Partnership experienced a net trading loss before brokerage and related fees in the third quarter of 2006 of $7,169,655. Losses were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil and were partially offset by gains in NYMEX Heating Oil, NYMEX Natural Gas and NYMEX Unleaded Gas.

The Master posted losses for the third quarter of 2007, as gains accumulated in July and August failed to outpace losses realized in September. Losses were realized in trading crude as prices unexpected rallied to a record high of $83.90 on continued storage draws, US dollar weakness, and geopolitical concerns. In trading natural gas, the Advisor successfully captured the downward price trend early in the quarter as ample supplies allowed storage inventories to shift from a year-over-year deficit to a surplus. However, gains earned in natural gas were greatly reduced as prices rebounded in September on a combination of record warm temperatures and multiple storm threats.

During the nine months ended September 30, 2007 the Net Asset Value per Redeemable Unit increased 10.0% from $1,098.65 to $1,208.37 as compared to an increase of 3.2% during the nine months ended September 30, 2006. The Partnership experienced a net trading gain (comprised of net realized gains on closed positions allocated from Master and change in net unrealized losses on open positions allocated from Master) before brokerage and related fees in the nine months ended September 30, 2007 of $21,503,462. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Gasoline, NYMEX Natural Gas and NYMEX Unleaded Gas and were partially offset by losses in NYMEX Crude Oil. The Partnership experienced a net trading loss before brokerage and related fees in the nine months ended September 30, 2006 of $1,719,824. Losses were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil and were partially offset by gains in NYMEX Heating Oil, NYMEX Natural Gas and NYMEX Unleaded Gas.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three and nine months ended September 30, 2007 increased by $300,705 and $2,376,991, respectively, as compared to the corresponding periods in 2006. The increase in interest income is primarily due to higher net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2007 increased by $599,237 and $2,636,109, respectively, as compared to the corresponding periods in 2006. The increase in brokerage and other fees is due to higher net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2007 increased by $318,627 and $1,401,330, respectively, as compared to the corresponding periods in 2006. The increase in management fees is due to higher net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 2007 increased by $79,658 and $350,332, respectively, as compared to the corresponding periods in 2006. The increase in administrative fees is due to higher net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. The profit share allocation accrued for the three and nine months ended September 30, 2007 was $0 and $2,014,644, respectively. The profit share allocation accrued for the three and nine months ended September 30, 2006 was $0 and $659,994, respectively.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2007 and the highest, lowest and average values during the three months ended September 30, 2007. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2007, the Master’s total capitalization was $292,876,647. There has been no material change in the trading value at Risk information previously disclosed in the Annual Report included in Form 10A-12G filed April 30, 2007 with the Securities Exchange Commission for the year ended December 31, 2006.

September 30, 2007
(Unaudited)

			Three Months Ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$42,550,227	14.53%	$42,550,227	$17,698,100	$31,783,468
Total	$42,550,227	14.53%
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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September  30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material changes supplementing or amending the discussion of legal proceedings set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Registration Statement on Form 10-12 G for the fiscal year ended December 31, 2006 filed on April 30, 2007 and for the Form 10-Q for the quarter ended June 30, 2007.

Enron-Related Civil Actions

On August 27, 2007, the District Court for the Southern District of New York in In Re. Enron Corp. reversed the rulings of the federal bankruptcy court that certain bankruptcy claims held by Citigroup transferees could be equitably subordinated or disallowed solely because of the alleged misconduct of Citigroup, and remanded for further proceedings.

IPO Regulatory Inquiries

On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Registration Statement on Form 10-12 G for the fiscal year ended December 31, 2006 filed on April 30, 2007 and for the Form 10-Q for the Quarter ended June 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2007, there were additional sales of 13,363.9127 Redeemable Units of Limited Partnership totaling $16,930,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 - July 31, 2007	1,163.8279	$1,266.33	N/A	N/A
August 1, 2007 - August 31, 2007	680.9324	$1,288.91	N/A	N/A
September 1, 2007 - September 30, 2007	306.4413	$1,208.37	N/A	N/A
	2,151.2016	$1,254.54
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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-1 are incorporated herein by reference to the exhibit index of the Registration Statement on Form 10-12 G for the period ended December 31, 2006 filed on April 30, 2007 and on Form 10-12 G/A filed on October 19, 2007.

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

SMITH BARNEY BRISTOL ENERGY FUND L.P.
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director
Date: November 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
Date:	November 14, 2007