Form 10-Q
period 2008-03-31
SMITH BARNEY BRISTOL ENERGY FUND LP
filed 2008-05-15
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of ‘‘large accelerated filer’’, ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer         Accelerated filer         Non Accelerated filer  X     Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes         No X

As of April 30, 2008, 166,577.9743 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY BRISTOL ENERGY FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Smith Barney Bristol Energy Fund L.P.
Statements of Financial Condition

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets:
Investment in Master, at fair value	$252,910,482	$207,376,817
Distribution receivable	216,846	406,907
Cash	169,621	126,787
Total assets	$253,296,949	$207,910,511

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$791,553	$649,720
Management fees	420,685	345,332
Administrative fees	105,171	86,333
Other	94,101	61,628
Redemptions payable	4,566,204	1,578,735
Total liabilities	5,977,714	2,721,748

Partners’ Capital:
General Partner 564.9760 Unit equivalent outstanding in 2008 and 2007	793,305	694,949
Special Limited Partner 7,161.1799 and 2,369.3689 Redeemable Units outstanding in 2008 and 2007, respectively	10,055,299	2,914,442
Limited Partners’ 168,409.7985 and 163,879.5119 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	236,470,631	201,579,372
Total partners’ capital	247,319,235	205,188,763
Total liabilities and partners’ capital	$253,296,949	$207,910,511

See accompanying notes to financial statements

Smith Barney Bristol Energy Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Income:
Net realized losses on closed positions allocated from Master	$(10,857,075)	$(389,218)
Change in net unrealized gains on open positions allocated from Master	50,419,783	12,732,919
Interest income allocated from Master	892,866	1,554,264
Expenses allocated from Master	(120,583)	(78,105)
Total income	40,334,991	13,819,860
Expenses:
Brokerage commissions	2,160,523	1,511,062
Management fees	1,148,260	803,141
Administrative fees	287,064	200,785
Other	76,971	35,744
Total expenses	3,672,818	2,550,732
Net income before allocation to Special Limited Partner	36,662,173	11,269,128
Allocation to Special Limited Partners	(6,728,374)	(549,994)
Net income after allocation to Special Limited Partner	29,933,799	10,719,134
Additions – Special Partner	6,728,374	549,994
Additions – Limited Partners	12,842,000	7,531,256
Redemptions – Limited Partners	(7,373,701)	(3,559,285)
Net increase in Partners’ Capital	42,130,472	15,241,099
Partners’ Capital, beginning of period	205,188,763	153,483,684
Partners’ Capital, end of period	$247,319,235	$168,724,783

Net Asset Value per Unit (176,135.9544 and 143,912.3263 Units outstanding at March 31, 2008 and 2007, respectively)	$1,404.14	$1,172.41
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalents	$174.09	$73.76

See accompanying notes to financial statements

Smith Barney Bristol Energy Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$29,933,799	$10,719,134
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(12,842,000)	(7,531,256)
Proceeds from sale of investment in Master	7,833,387	6,456,924
Net change in unrealized (appreciation) depreciation on investment in Master	(40,525,052)	(13,819,860)
(Increase) decrease in distribution receivable	190,061	—
Accrued expenses:
Increase (decrease) in brokerage commissions	141,833	46,737
Increase (decrease) in management fees	75,353	24,810
Increase (decrease) in administrative fees	18,838	6,202
Increase (decrease) in other	32,473	22,988
Net cash used in operating activities	(15,141,308)	(4,074,321)

Cash flows from financing activities:
Proceeds from additions − Limited Partners	12,842,000	549,994
Payments for redemptions − Limited Partners	(4,386,232)	(3,945,258)
Proceeds from additions − Special Limited Partner	6,728,374	7,531,256
Net cash provided by (used in) financing activities	15,184,142	4,135,992
Net change in cash	42,834	61,671
Cash, at beginning of period	126,787	6,305
Cash, at end of period	$169,621	$67,976

Non-cash financing activities:
Change in redemptions payable	$2,987,469	$—

See accompanying notes to financial statements

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2008
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

On December 1, 2005, the Partnership allocated substantially all of its capital to CMF SandRidge Master Fund L.P. (the ‘‘Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,410.6191 Reedemable Units of the Master with cash of $14,477,858 and a contribution of open commodity futures and option positions with a fair value of $(16,018). The Master was formed in order to permit commodity pools managed now or in the future by SandRidge Capital, L.P. (‘‘SandRidge’’) using its Energy Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of the Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership are permitted to be limited partners of the Master. The General Partner and SandRidge believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

At March 31, 2008 and December 31, 2007, the Partnership owned approximately 70.0% and 66.4%, respectively, of the Master. It is the Partnership’s intention is to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, Schedules of Investments, Statements of Income and Expenses and Partners’ Capital and Statements of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2008 and December 31, 2007 and the results of its operations and changes in Partners’ Capital and cash flows for the three months ended March 31, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2008

CMF SandRidge Master Fund L.P.
Statements of Financial Condition

The Master’s Statements of Financial Condition and Schedules of Investments as of March 31, 2008 and December 31, 2007 and Statements of Income and Expenses and Partners’ Capital and Statements of Cash Flows for the three months ended March 31, 2008 and 2007 are presented below:

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets:
Equity in commodity futures trading account:
Cash (restricted $29,617,439 and $12,277,755 in 2008 and 2007, respectively)	$290,362,571	$310,747,695
Net unrealized appreciation on open futures contracts	66,730,093	—
Commodity options owned, at fair value (cost $2,082,150 and $9,776,900 in 2008 and 2007, respectively)	6,149,088	7,615,353
	363,241,752	318,363,048
Interest receivable	325,112	643,783
Total assets	$363,566,864	$319,006,831
Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$—	$1,762,419
Commodity options written, at fair value (premium $1,819,600 and $6,716,000 in 2008 and 2007, respectively)	1,761,981	3,988,181
Accrued expenses:
Other	121,983	80,723
Distribution payable	325,112	643,783
Total liabilities	2,209,076	6,475,106
Partners’ Capital:
Limited Partners’ Capital, 223,107.5054 and 229,170.7149 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	361,357,788	312,531,725
Total liabilities and partners’ capital	$363,566,864	$319,006,831

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

CMF SandRidge Master Fund L.P.
Schedule of Investments
March 31, 2008
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital

Futures Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Aug. 08 – Dec. 12	17,838	$72,270,602	20.00%
NYMEX Natural Gas July 08 – Jan. 10	7,258	93,562,203	25.89
Other		20,670,990	5.72
Total futures contracts purchased		186,503,795	51.61

Futures Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap May 08 – Nov. 08	7,453	(43,138,475)	(11.94)
NYMEX Henry Hub Natural Gas May 08 – Aug. 09	11,928	(19,909,440)	(5.51)
NYMEX Natural Gas May 08 – May 09	3,782	(54,096,677)	(14.96)
Other		(2,629,110)	(0.73)
Total futures contracts sold		(119,773,702)	(33.14)

Options Owned
Energy		6,149,088	1.70
Total Options Owned		6,149,088	1.70

Options Written
Energy		(1,761,981)	(0.49)
Total Options Written		(1,761,981)	(0.49)

Total fair value		$71,117,200	19.68%

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

CMF SandRidge Master Fund L.P.
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

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

CMF SandRidge Master Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Income:
Net gains (losses) on trading of commodity interests:
Net realized losses on closed positions	$(15,693,313)	$(600,486)
Change in net unrealized appreciation on open positions	72,050,797	18,058,645
Gain from trading	56,357,484	17,458,159
Interest income	1,368,686	2,249,840
Total income	57,726,170	19,707,999
Expenses:
Clearing fees	102,957	96,796
Professional fees	71,882	12,020
Total expenses	174,839	108,816
Net income	57,551,331	19,599,183
Additions – Limited Partners	12,842,000	13,031,256
Redemptions – Limited Partners	(20,198,582)	(6,200,198)
Distribution of interest income to feeder funds	(1,368,686)	(2,249,840)
Net increase in Partners’ capital	48,826,063	24,180,401
Partners’ Capital, beginning of period	312,531,725	215,065,486
Partners’ Capital, end of period	$361,357,788	$239,245,887
Net Asset Value per Redeemable Unit (223,107.5054 and 190,167.9565 Redeemable Units outstanding at March 31, 2008 and 2007, respectively)	$1,619.66	$1,258.08
Net income per Redeemable Unit of Limited Partnership Interest	$262.00	$102.22

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

CMF SandRidge Master Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$57,551,331	$19,599,183
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(17,339,684)	5,768,516
(Increase) decrease in net unrealized appreciation on open futures contracts	(66,730,093)	(15,485,186)
(Increase) decrease in commodity options owned, at fair value	1,466,265	7,739,581
(Increase) decrease in interest receivable	318,671	(109,862)
Increase (decrease) in net unrealized depreciation on open futures contracts	(1,762,419)	(1,982,014)
Increase (decrease) in commodity options written, at fair value	(2,226,200)	(8,588,536)
Accrued expenses:
Increase (decrease) in professional fees	41,260	9,320
Net cash provided by (used in) operating activities	(28,680,869)	6,951,002
Cash flows from financing activities:
Proceeds from additions – Limited Partners	12,842,000	13,031,256
Payments for redemptions – Limited Partners	(20,198,582)	(6,200,198)
Distribution of interest income to feeder funds	(1,687,357)	(2,139,978)
Net cash provided by (used in) financing activities	(9,043,939)	4,691,080
Net change in unrestricted cash	(37,724,808)	11,642,082
Unrestricted cash, at beginning of period	298,469,940	196,792,359
Unrestricted cash, at end of period	$260,745,132	$208,434,441
Non-cash financing activities:
Change in distribution payable	$(318,671)	$—

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
Net realized and unrealized gains allocated from Master*	$217.12	$74.04
Interest income allocated from Master	5.22	10.83
Expenses and allocation to Special Limited Partner**	(48.25)	(11.11)
Increase for the period	174.09	73.76
Net Asset Value per Redeemable Unit, beginning of period	1,230.05	1,098.65
Net Asset Value per Redeemable Unit, end of period	$1,404.14	$1,172.41
*	Includes Partnership commissions and expenses allocated from Master.
**	Excludes Partnership commissions fees and expenses allocated from Master and includes allocation to Special Limited Partner.

	Three Months Ended March 31,
	2008	2007
Ratio to average net assets:****
Net investment loss before allocation to Special Limited Partner*****	(5.3)%	(2.8)%
Operating expenses	6.9%	6.8%
Allocation to Special Limited Partner	3.1%	0.3%
Total expenses	10.0%	7.1%
Total return:
Total return before allocation to Special Limited Partner	17.3%	7.9%
Allocation to Special Limited Partner	(3.1)%	(1.2)%
Total return after allocation to Special Limited Partner	14.2%	6.7%
****	Annualized (except for allocation to Special Limited Partner, if applicable)
*****	Interest income allocated from Master less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended March 31,
	2008	2007
Net realized and unrealized gains*	$256.23	$90.32
Interest income	6.09	11.96
Expenses **	(0.32)	(0.06)
Increase for the period	262.00	102.22
Distribution of interest income to feeder funds	(6.09)	(11.96)
Net Asset Value per Unit, beginning of period	1,363.75	1,167.82
Net Asset Value per Unit, end of period	$1,619.66	$1,258.08
*	Includes clearing fees.
**	Excludes clearing fees.

Ratios to average net assets:***
Net investment gain ****	1.5%	3.9%
Operating expense	0.2%	0.2%
Total return	19.2%	8.8%
***	Annualized
****	Interest income less total expenses
The above ratios may vary for individual investors based on the timing of capital transactions during the period.

3.    Trading Activities:

The Partnership was formed for the purpose of trading commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a ‘‘master feeder’’ structure. The results of the Partnership’s investment in the Master are shown in the Statements of Income and Expenses and Partners’ Capital and are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The customer agreement between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the three months ended March 31, 2008 and the year ended December 31, 2007, based on a monthly calculation, were $37,042,305 and $4,754,428, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at March 31, 2008 and December 31, 2007, were $71,117,200 and $1,864,753, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

4.    Fair Value Measurements:

Investments.    The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the financial statements.

Fair Value Measurements.    The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 1). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. The Partnership did not directly hold any derivative instruments that are priced at fair value using observable inputs for similar assets (Level 2) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008 As	Quoted Prices in Active Markets for Identical sets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$252,910,482	$252,910,482	$—	$—
Total fair value	$252,910,482	$252,910,482	$—	$—

Investments.    All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the statements of income and expenses and Partners’ capital.

Fair Value Measurements.    The Master adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures and actively traded forward and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 1). The Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008 As	Quoted Prices in Active Markets for Identical sets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$66,730,093	$66,730,093	$—	$—
Options owned	6,149,088	6,149,088	—	—
Total assets	72,879,181	72,879,181	—	—
Liabilities
Options written	$1,761,981	$1,761,981	$—	$—
Total liabilities	1,761,981	1,761,981	—	—
Total fair value	$71,117,200	$71,117,200	$—	$—

5.    Financial Instrument Risks:

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

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

in which the related underlying assets are traded. The Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in Master, cash and distribution receivable. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the first quarter of 2008.

The Partnership’s capital consists of capital contributions, as increased or decreased by its investment in Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2008, Partnership’s capital increased 20.5% from $205,188,763 to $247,319,235. This increase was attributable to a net income from operations of $29,933,799 coupled with additional sales of 10,049.6391 Redeemable Units of Limited Partnership Interest totaling $12,842,000 and the allocation of 4,791.8110 Redeemable Units of Special Limited Partnership Interest totaling $6,728,374, which was partially offset by the redemption of 5,519.3525 Redeemable Units of Limited Partnership Interest totaling $7,373,701. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2008, the Master’s capital increased 15.6% from $312,531,725 to $361,357,788. This increase was attributable to a net income from operations of $57,551,331 coupled with additional sales of 8,941.0873 Redeemable Units totaling $12,842,000, which was partially offset by the redemption of 15,004.2968 Redeemable Units totaling $20,198,582 and distribution of interest income to feeder funds totaling $1,368,686 to the limited partners of the Master. Future redemptions can impact the amount of funds available for investments in commodity positions in subsequent periods.

Critical Accounting Policies

Use of Estimates.    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

Investments.    The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the financial statements.

Fair Value Measurements.    The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 1). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. The Partnership did not directly hold any derivative instruments that are priced at fair value using observable inputs for similar assets (Level 2) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008 As	Quoted Prices in Active Markets for Identical sets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$252,910,482	$252,910,482	$—	$—
Total fair value	$252,910,482	$252,910,482	$—	$—

Investments.    All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the statements of income and expenses and partners’ capital.

Fair Value Measurements.    The Master adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures and actively traded forward and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 1). The Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008 As	Quoted Prices in Active Markets for Identical sets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$66,730,093	$66,730,093	$—	$—
Options owned	6,149,088	6,149,088	—	—
Total assets	72,879,181	72,879,181	—	—
Liabilities
Options written	$1,761,981	$1,761,981	$—	$—
Total liabilities	1,761,981	1,761,981	—	—
Total fair value	$71,117,200	$71,117,200	$—	$—

Income and Expenses Recognition.    All of the income and expenses and unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination. The Master’s income and expense recognition is discussed in note 2 of the Master’s notes to financial statements.

Options.    The Master may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily.

Forward Foreign Currency Contracts.    Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners’ capital.

Income Taxes.    Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

In 2007, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership adopted FIN 48 as of January 1, 2008 and the application of this standard did not impact the financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

Recent Accounting Pronouncements.    On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Results of Operations

During the Partnership’s first quarter of 2008, the Net Asset Value per Redeemable Unit increased 14.2% from $1,230.05 to $1,404.14 as compared to an increase of 6.7% in the first quarter of 2007. The Partnership experienced a net trading gain (comprised of net realized losses on closed positions allocated from the Master and change in net unrealized gains on open positions allocated from the Master) before brokerage commissions and related fees in the first quarter of 2008 of $39,562,708. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Heating Oil and NYMEX Natural Gas and were partially offset by losses in NYMEX Crude Oil and NYMEX Unleaded Gas. The Partnership experienced a net trading gain before brokerage and related fees in the first quarter of 2007 of $12,343,701. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil, NYMEX Natural Gas and NYMEX Unleaded Gas.

The Partnership posted gains for the quarter as profits accumulated in February and March sufficiently outpaced small losses realized in January. Natural gas prices rallied over 25% since the first of February and the Partnership was able to capture most of the trend. The underlying fundamentals of natural gas were bullish for most of the quarter as market participants concern with meeting forecasted winter demand amid stronger core demand growth, end-of-season inventory estimates continued to decline on colder weather expectations, and tropical storm activity.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three months ended March 31, 2008 decreased by $661,398 as compared to the corresponding period in 2007. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions for the three months ended March 31, 2008 increased by $649,461 as compared to the corresponding period in 2007. The increase in brokerage commissions is due to higher average net assets during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2008 increased by $345,119 as compared to the corresponding period in 2007. The increase in management fees is due to higher average net assets during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 2008 increased by $86,279 as compared to the corresponding period in 2007. The increase in administrative fees is due to higher average net assets during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. The profit share allocation accrued for the three months ended March 31, 2008 was $6,728,374. The profit share allocation accrued for the three months ended March 31, 2007 was $549,994.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2008 and the highest, lowest and average values during the three months ended March 31, 2008. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2008, the Master’s total capital was $361,357,788. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

March 31, 2008
(Unaudited)

			Three Months Ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$28,134,973	7.79%	$28,812,815	$12,685,580	$23,932,612
Total	$28,134,973	7.79%
* Average of Month-end Values at Risk

Item 4T.    Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Enron Corp.

On April 4, 2008, Citigroup announced an agreement to settle actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breaches of fiduciary duty. Under the terms of the settlement (which was approved by the Bankruptcy Court for the Southern District of New York on April 24, 2008), Citigroup will make a pretax payment of $1.66 billion to Enron, and will waive certain claims against Enron’s estate. Enron also will allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (‘‘CLNs’’), and will release all claims against Citigroup. Citigroup separately agreed to settle an action brought by certain trusts that issued the CLNs in question, by the related indenture trustee and by certain holders of those securities. The amounts of both settlements are fully covered by Citigroup’s existing litigation reserves.

On February 14, 2008, Citigroup agreed to settle Connecticut Resources Recovery Authority v. Lay, et al., an action brought by the Attorney General of Connecticut in connection with an Enron-related transaction; subsequently, the District Court dismissed the case on March 5, 2008. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2008, there were additional sales of 10,049.6391 Redeemable Units of Limited Partnership Interest totaling $12,842,000 and 4,791.8110 Redeemable Units of Special Limited Partnership totaling $6,728,374. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

These units were purchased by accredited investors as defined in Regulation D. The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 - January 31, 2008	1,539.9835	$1,185.26	N/A	N/A
February 1, 2008 - February 29, 2008	727.4112	$1,350.29	N/A	N/A
March 1, 2008 - March 31, 2008	3,251.9578	$1,404.14	N/A	N/A
	5,519.3525	$1,335.97
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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Registration Statement on Form 10-12 G for the period ended December 31, 2006 filed on April 30, 2007 and on Form 10-12 G/A filed on October 19, 2007 and the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

SMITH BARNEY BRISTOL ENERGY FUND L.P.
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director
Date: May 15, 2008
By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
Date:	May 15, 2008