Form 10-Q
period 2008-06-30
SMITH BARNEY BRISTOL ENERGY FUND LP
filed 2008-08-14
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number 000-52602

SMITH BARNEY BRISTOL ENERGY FUND L.P.
(Exact name of registrant as specified in its charter)

New York	20-2718952

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.	)

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

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non Accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes     No X

As of July 31, 2008, 207,760.1093 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY BRISTOL ENERGY FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2008 and December 31, 2007 (unaudited)	3

	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2008 and 2007 (unaudited)	4

	Statements of Cash Flows for the three and six months ended June 30, 2008 and 2007 (unaudited)	5

	Notes to Financial Statements, including the Financial Statements of CMF SandRidge Master Fund L.P. (unaudited)	6 – 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	23

PART II - Other Information		24 – 27

PART I

Item 1. Financial Statements

Smith Barney Bristol Energy Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets:
Investment in Master, at fair value	$323,720,041	$207,376,817
Distribution receivable	373,476	406,907
Cash	178,024	126,787

Total assets	$324,271,541	$207,910,511

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,013,349	$649,720
Management fees	538,585	345,332
Administrative fees	134,646	86,333
Other	107,266	61,628
Redemptions payable	2,603,710	1,578,735

Total liabilities	4,397,556	2,721,748

Partners’ Capital:
General Partner 1,563.7309 and 564.9760 Unit equivalents outstanding in 2008 and 2007, respectively	2,486,989	694,949
Special Limited Partner 12,399.3900 and 2,369.3689 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	19,720,238	2,914,442
Limited Partners’ 187,162.3477 and 163,879.5119 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	297,666,758	201,579,372

Total partners’ capital	319,873,985	205,188,763

Total liabilities and partners’ capital	$324,271,541	$207,910,511

See accompanying notes to financial statements

Smith Barney Bristol Energy Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income:
Net realized gains (losses) on closed positions allocated from Master	$41,550,163	$9,554,317	$30,693,088	$9,165,099
Change in net unrealized (losses) gains on open positions allocated from Master	4,930,362	673,675	55,350,145	13,406,594
Interest income allocated from Master	839,785	1,635,128	1,732,651	3,189,392
Expenses allocated from Master	(105,735)	(97,064)	(226,318)	(175,170)

Total income (loss)	47,214,575	11,766,056	87,549,566	25,585,915

Expenses:
Brokerage commissions	2,785,355	1,668,771	4,945,878	3,179,833
Management fees	1,480,427	886,909	2,628,687	1,690,050
Administrative fees	370,106	221,726	657,170	422,511
Other	84,132	30,272	161,103	66,015

Total expenses	4,720,020	2,807,678	8,392,838	5,358,409

Net income (loss) before allocation to Special Limited Partner	42,494,555	8,958,378	79,156,728	20,227,506
Allocation to Special Limited Partners	(8,330,954)	(1,464,650)	(15,059,328)	(2,014,644)

Net income (loss) after allocation to Special Limited Partner	34,163,601	7,493,728	64,097,400	18,212,862
Additions – Special Partner	8,330,954	1,464,650	15,059,328	2,014,644
Additions – General Partner	1,500,000	—	1,500,000	—
Additions – Limited Partners	40,986,000	9,203,000	53,828,000	16,734,256
Redemptions – Limited Partners	(12,425,805)	(8,621,766)	(19,799,506)	(12,181,051)

Net increase (decrease) in Partners’ Capital	72,554,750	9,539,612	114,685,222	24,780,711
Partners’ Capital, beginning of period	247,319,235	168,724,783	205,188,763	153,483,684

Partners’ Capital, end of period	$319,873,985	$178,264,395	$319,873,985	$178,264,395

Net Asset Value per Unit (201,125.4686 and 145,689.2081 Units outstanding at June 30, 2008 and 2007, respectively)	$1,590.42	$1,223.59	$1,590.42	$1,223.59

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalents	$186.28	$51.18	$360.37	$124.94

See accompanying notes to financial statements

Smith Barney Bristol Energy Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss)	$34,163,601	$7,493,728	$64,097,400	$18,212,862
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(49,214,374)	(9,752,994)	(62,056,374)	(17,284,250)
Proceeds from sale of investment in Master	25,462,760	11,180,988	33,296,147	17,637,911
Net change in unrealized (appreciation) depreciation on investment in Master	(47,057,945)	(11,766,056)	(87,582,997)	(25,585,915)
(Increase) decrease in distribution receivable	(156,630)	—	33,431	—
Accrued expenses:
Increase (decrease) in brokerage commissions	221,796	32,347	363,629	79,084
Increase (decrease) in management fees	117,900	17,176	193,253	41,986
Increase (decrease) in administrative fees	29,475	4,294	48,313	10,496
Increase (decrease) in other	13,165	12,970	45,638	35,958

Net cash provided by (used in) operating activities	(36,420,252)	(2,777,547)	(51,561,560)	(6,851,868)

Cash flows from financing activities:
Proceeds from additions – Limited Partners	40,986,000	9,203,000	53,828,000	16,734,256
Proceeds from additions – General Partner	1,500,000	—	1,500,000	—
Payments for redemptions – Limited Partners	(14,388,299)	(7,877,299)	(18,774,531)	(11,822,557)
Proceeds from additions – Special Limited Partner	8,330,954	1,464,650	15,059,328	2,014,644

Net cash provided by (used in) financing activities	36,428,655	2,790,351	51,612,797	6,926,343

Net change in cash	8,403	12,804	51,237	74,475
Cash, at beginning of period	169,621	67,976	126,787	6,305

Cash, at end of period	$178,024	$80,780	$178,024	$80,780

Non-cash financing activities:
Change in redemptions payable	$(1,962,494)	$—	$1,024,975	$—

See accompanying notes to financial statements

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

1.	General:

Smith Barney Bristol Energy Fund L.P. (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity options, commodity futures contracts, swaps and forward contracts on United States exchanges and certain foreign exchanges. In addition, the Partnership may enter into swap and derivative contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

Between May 15, 2005 (commencement of the offering period) and September 1, 2005, 11,925 redeemable units of Limited Partnership Interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until September 6, 2005 at which time they were remitted to the Partnership for trading. The Partnership was authorized to sell 100,000 Redeemable Units of Limited Partnership Interest during its initial offering period. The Partnership privately and continuously offers Redeemable Units of Limited Partnership Interest (“Redeemable Units”).

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

On December 1, 2005, the Partnership allocated substantially all of its capital to CMF SandRidge Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,410.6191 Reedemable Units of the Master with cash of $14,477,858 and a contribution of open commodity futures and option positions with a fair value of $(16,018). The Master was formed in order to permit commodity pools managed now or in the future by SandRidge Capital, L.P. (“SandRidge” or the “Advisor”) using its Energy Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of the Master. In addition, the Advisor is a Special Limited Partner of the Partnership. Individual and pooled accounts currently managed by SandRidge, including the Partnership are permitted to be limited partners of the Master. The General Partner and SandRidge believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

At June 30, 2008 and December 31, 2007, the Partnership owned approximately 71.6% and 66.4%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, Schedules of Investments, Statements of Income and Expenses and Partners’ Capital and Statements of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2008 and December 31, 2007 and the results of its operations and changes in Partners’ Capital and cash flows for the three and six months ended June 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

CMF SandRidge Master Fund L.P.
Statements of Financial Condition
(Unaudited)

The Master’s Statements of Financial Condition and Schedules of Investments as of June 30, 2008 and December 31, 2007 and Statements of Income and Expenses and Partners’ Capital and Statements of Cash Flows for the three and six months ended June 30, 2008 and 2007 are presented below:

	June 30,	December 31,
	2008	2007

Assets:
Equity in commodity futures trading account:
Cash (restricted $39,372,347 and $12,277,755 in 2008 and 2007, respectively)	$374,263,601	$310,747,695
Net unrealized appreciation on open futures contracts	73,601,340	—
Commodity options owned, at fair value (cost $1,600,200 and $9,776,900 in 2008 and 2007, respectively)	7,833,100	7,615,353

	455,698,041	318,363,048
Interest receivable	545,920	643,783

Total assets	$456,243,961	$319,006,831

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$—	$1,762,419
Commodity options written, at fair value (premium $1,562,500 and $6,716,000 in 2008 and 2007, respectively)	3,587,735	3,988,181
Accrued expenses:
Other	120,053	80,723
Distribution payable	545,920	643,783

Total liabilities	4,253,708	6,475,106

Partners’ Capital:
Limited Partners’ Capital, 236,373.3040 and 229,170.7149 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	451,990,253	312,531,725

Total liabilities and partners’ capital	$456,243,961	$319,006,831

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

CMF SandRidge Master Fund L.P.
Schedule of Investments
June 30, 2008
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Dec. 08 – Dec. 12	14,512	$133,805,630	29.60%
NYMEX Henry Hub Natural Gas Swap Aug. 08 – Jan. 10	4,952	39,048,820	8.64
NYMEX Natural Gas Oct. 08 – Oct. 09	5,392	112,814,487	24.96

Total futures contracts purchased		285,668,937	63.20

Futures Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap Oct. 08 – Mar. 09	5,246	(35,377,085)	(7.83)
NYMEX Henry Hub Natural Gas Swap Sep. 08 – Dec. 12	13,572	(96,797,850)	(21.42)
NYMEX Natural Gas Aug. 08 – Jul. 09	5,182	(79,892,662)	(17.67)

Total futures contracts sold		(212,067,597)	(46.92)

Options Owned
Energy		7,833,100	1.73

Total Options Owned		7,833,100	1.73

Options Written
Energy		(3,587,735)	(0.79)

Total Options Written		(3,587,735)	(0.79)

Total fair value		$77,846,705	17.22%

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

CMF SandRidge Master Fund L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Energy	$5,803,214	1.86%

Total futures contracts purchased	5,803,214	1.86

Futures Contracts Sold
Energy	(7,565,633)	(2.42)

Total futures contracts sold	(7,565,633)	(2.42)

Options Owned
Energy	7,615,353	2.44

Total Options Owned	7,615,353	2.44

Options Written
Energy	(3,988,181)	(1.28)

Total Options Written	(3,988,181)	(1.28)

Total fair value	$1,864,753	0.60%

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

CMF SandRidge Master Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$58,885,615	$14,935,715	$43,192,302	$14,335,229
Change in net unrealized appreciation (depreciation) on open positions	6,954,355	1,010,893	79,005,152	19,069,538

Gain (loss) from trading, net	65,839,970	15,946,608	122,197,454	33,404,767
Interest income	1,239,742	2,658,220	2,608,428	4,908,060

Total income (loss)	67,079,712	18,604,828	124,805,882	38,312,827

Expenses:
Clearing fees	82,368	139,780	185,325	236,576
Professional fees	67,473	11,207	139,355	23,227

Total expenses	149,841	150,987	324,680	259,803

Net income (loss)	66,929,871	18,453,841	124,481,202	38,053,024
Additions – Limited Partners	54,254,374	39,388,696	67,096,374	52,419,952
Redemptions – Limited Partners	(29,312,038)	(9,831,146)	(49,510,620)	(16,031,344)
Distribution of interest income to feeder funds	(1,239,742)	(2,658,220)	(2,608,428)	(4,908,060)

Net increase (decrease) in Partners’ capital	90,632,465	45,353,171	139,458,528	69,533,572
Partners’ Capital, beginning of period	361,357,788	239,245,887	312,531,725	215,065,486

Partners’ Capital, end of period	$451,990,253	$284,599,058	$451,990,253	$284,599,058

Net Asset Value per Redeemable Unit (236,373.3040 and 213,577.6012 Redeemable Units outstanding at June 30, 2008 and 2007, respectively)	$1,912.19	$1,332.53	$1,912.19	$1,332.53

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$297.96	$87.02	$559.96	$189.24

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

CMF SandRidge Master Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss)	$66,929,871	$18,453,841	$124,481,202	$38,053,024
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(9,754,908)	(5,839,373)	(27,094,592)	(70,857)
(Increase) decrease in net unrealized appreciation on open futures contracts	(6,871,247)	(2,270,774)	(73,601,340)	(17,755,960)
(Increase) decrease in commodity options owned, at fair value	(1,684,012)	(1,418,727)	(217,747)	6,320,854
(Increase) decrease in interest receivable	(220,808)	(49,509)	97,863	(159,371)
(Increase) decrease in net unrealized depreciation on open futures contracts	—	—	(1,762,419)	(1,982,014)
Increase (decrease) in commodity options written, at fair value	1,825,754	3,030,248	(400,446)	(5,558,288)
Accrued expenses:
Increase (decrease) in professional fees	(1,930)	6,133	39,330	15,453

Net cash provided by (used in) operating activities	50,222,720	11,911,839	21,541,851	18,862,841

Cash flows from financing activities:
Proceeds from additions – Limited Partners	54,254,374	39,388,696	67,096,374	52,419,952
Payments for redemptions – Limited Partners	(29,312,038)	(9,831,146)	(49,510,620)	(16,031,344)
Distribution of interest income to feeder funds	(1,018,934)	(2,608,711)	(2,706,291)	(4,748,689)

Net cash provided by (used in) financing activities	23,923,402	26,948,839	14,879,463	31,639,919

Net change in unrestricted cash	74,146,122	38,860,678	36,421,314	50,502,760
Unrestricted cash, at beginning of period	260,745,132	208,434,441	298,469,940	196,792,359

Unrestricted cash, at end of period	$334,891,254	$247,295,119	$334,891,254	$247,295,119

Non-cash financing activities:
Change in distribution payable	$220,808	$—	$(97,863)	$—

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses) allocated from Master*	$237.90	$57.86	$455.02	$131.90
Interest income allocated from Master	4.46	11.13	9.68	21.96
Expenses and allocation to Special Limited Partner**	(56.08)	(17.81)	(104.33)	(28.92)

Increase (decrease) for the period	186.28	51.18	360.37	124.94
Net Asset Value per Redeemable Unit, beginning of period	1,404.14	1,172.41	1,230.05	1,098.65

Net Asset Value per Redeemable Unit, end of period	$1,590.42	$1,223.59	$1,590.42	$1,223.59

*	Includes Partnership commissions and expenses allocated from Master.

**	Excludes Partnership commissions fees and expenses allocated from Master and includes allocation to Special Limited Partner.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Ratio to average net assets:****
Net investment income (loss) before allocation to Special Limited Partner*****	(5.8)%	(2.9)%	(5.5)%	(2.8)%

Operating expenses	7.0%	6.6%	6.9%	6.7%
Allocation to Special Limited Partner	3.0%	0.8%	6.0%	1.2%

Total expenses	10.0%	7.4%	12.9%	7.9%

Total return:
Total return before allocation to Special Limited Partner	16.2%	5.2%	35.4%	12.6%
Allocation to Special Limited Partner	(2.9)%	(0.8)%	(6.1)%	(1.2)%

Total return after allocation to Special Limited Partner	13.3%	4.4%	29.3%	11.4%

****	Annualized (except for allocation to Special Limited Partner, if applicable)

*****	Interest income allocated from Master less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$292.83	$74.51	$549.06	$164.83
Interest income	5.43	12.57	11.52	24.53
Expenses **	(0.30)	(0.06)	(0.62)	(0.12)

Increase (decrease) for the period	297.96	87.02	559.96	189.24
Distribution of interest income to feeder funds	(5.43)	(12.57)	(11.52)	(24.53)
Net Asset Value per Unit, beginning of period	1,619.66	1,258.08	1,363.75	1,167.82

Net Asset Value per Unit, end of period	$1,912.19	$1,332.53	$1,912.19	$1,332.53

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Ratios to average net assets:***
Net investment income (loss) ****	1.1%	3.8%	1.3%	3.8%

Operating expense	0.1%	0.2%	0.2%	0.2%

Total return	18.4%	6.9%	41.1%	16.2%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

3.	Trading Activities:

The Partnership was formed for the purpose of trading commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master feeder” structure. The results of the Partnership’s investment in the Master are shown in the Statements of Income and Expenses and Partners’ Capital.

The customer agreement between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the six months ended June 30, 2008 and the year ended December 31, 2007, based on a monthly calculation, were $56,791,429 and $4,754,428, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at June 30, 2008 and December 31, 2007, were $77,846,705 and $1,864,753, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

Brokerage commissions are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions.

4.	Fair Value Measurements:

Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2007.

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. The Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (level 1) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	6/30/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$323,720,041	$—	$323,720,041	$—

Total fair value	$323,720,041	$—	$323,720,041	$—

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

Fair Value Measurements.  The Master adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	6/30/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$73,601,340	$73,601,340	$—	$—
Options owned	7,833,100	7,833,100	—	—

Total assets	81,434,440	81,434,440	—	—

Liabilities
Options written	$3,587,735	$3,587,735	$—	$—

Total liabilities	3,587,735	3,587,735	—	—

Total fair value	$77,846,705	$77,846,705	$—	$—

5.	Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. The Fund may trade commodity options. Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

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

The Advisor will concentrate the Partnership’s trading in energy related markets. Concentration in a limited number of commodity interests may subject the Partnership’s account to greater volatility than in if a more diversified portfolio of contracts were traded on behalf of the Partnership.

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FIN 45.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in Master, cash and distribution receivable. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the second quarter of 2008.

The Partnership’s capital consists of capital contributions, as increased or decreased by its investment in Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2008, Partnership’s capital increased 55.9% from $205,188,763 to $319,873,985. This increase was attributable to a net income from operations of $64,097,400 coupled with additional sales of 36,909.8796 Redeemable Units of Limited Partnership Interest totaling $53,828,000, the allocation of 10,030.0211 Redeemable Units of Special Limited Partnership Interest totaling $15,059,328 and the additional sales of 998.7549 General Partner Unit equivalents totaling $1,500,000, which was partially offset by the redemption of 13,627.0438 Redeemable Units of Limited Partnership Interest totaling $19,799,506. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the six months ended June 30, 2008, the Master’s capital increased 44.6% from $312,531,725 to $451,990,253. This increase was attributable to a net income from operations of $124,481,202 coupled with additional sales of 39,388.2410 Redeemable Units totaling $67,096,374 which was partially offset by the redemption of 32,185.6519 Redeemable Units totaling $49,510,620 and distribution of interest income to feeder funds totaling $2,608,428 to the limited partners of the Master. Future redemptions can impact the amount of funds available for investments in commodity positions in subsequent periods.

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

Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2007.

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. The Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (level 1) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	6/30/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$323,720,041	$—	$323,720,041	$—

Total fair value	$323,720,041	$—	$323,720,041	$—

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

Fair Value Measurements.  The Master adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	6/30/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$73,601,340	$73,601,340	$—	$—
Options owned	7,833,100	7,833,100	—	—

Total assets	81,434,440	81,434,440	—	—

Liabilities
Options written	$3,587,735	$3,587,735	$—	$—

Total liabilities	3,587,735	3,587,735	—	—

Total fair value	$77,846,705	$77,846,705	$—	$—

Income and Expenses Recognition.  All of the income and expenses and unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination. The Master’s income and expense recognition is discussed in note 2 of the Master’s notes to the annual financial statements as of December 31, 2007.

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2005.

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

Results of Operations

During the Partnership’s second quarter of 2008, the Net Asset Value per Redeemable Unit increased 13.3% from $1,404.14 to $1,590.42 as compared to an increase of 4.4% in the second quarter of 2007. The Partnership experienced a net trading gain (comprised of net realized losses on closed positions allocated from the Master and change in net unrealized gains on open positions allocated from the Master) before brokerage commissions and related fees in the second quarter of 2008 of $46,480,525. Gains were primarily attributable to the Master’s trading of commodity futures in ICE Natural Gas and NYMEX Natural Gas and NYMEX Unleaded Gasoline. The Partnership experienced a net trading gain before brokerage and related fees in the second quarter of 2007 of $10,227,992. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Natural Gas, NYMEX Gasoline and were partially offset by losses in NYMEX Crude Oil and NYMEX Unleaded Gas.

The second quarter of 2008 presented an eventful trading environment for energy traders. Several long-term trends continued in the energy markets as prices reached record territories and inflation concerns troubled federal bankers worldwide. The Partnership captured profits in natural gas markets throughout the quarter amid global supply and demand concerns. While natural gas made new highs for three consecutive months during the first quarter, U.S. natural gas prices continued to lag behind their European and Asian counter-parts. The arrival of the cold weather coincided with a higher storage deficit due to a production outage at Independence Hub pushed prices higher. The rally continued to June as the fundamental picture for natural gas remained supportative and lower LNG supplies continues to paint a bullish picture for natural gas.

During the six months ended June 30, 2008 the Net Asset Value per Redeemable Unit increased 29.3% from $1,230.05 to $1,590.42 as compared to an increase of 11.4% during the six months ended June 30, 2007. The Partnership experienced a net trading gain (comprised of net realized gains on closed positions allocated from Master and change in net unrealized gains (losses) on open positions allocated from Master) before brokerage commissions and related fees for the six months ended June 30, 2008 of $86,043,233. Gains were primarily attributable to the Master’s trading of commodity futures in ICE Natural Gas, NYMEX Natural Gas and NYMEX Unleaded Gas. The Partnership experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2007 of $22,571,693. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Natural Gas and NYMEX Gasoline and were partially offset by losses in NYMEX Crude Oil and NYMEX Unleaded Gas.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three and six months ended June 30, 2008 decreased by $795,343 and $1,456,741, respectively, as compared to the corresponding periods in 2007. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions for the three and six months ended June 30, 2008 increased by $1,116,584 and $1,766,045, respectively as compared to the corresponding periods in 2007. The increase in brokerage commissions is due to higher average net assets during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2008 increased by $593,518 and $938,637, respectively, as compared to the corresponding periods in 2007. The increase in management fees is due to higher average net assets during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2008 increased by $148,380 and $234,659, respectively, as compared to the corresponding periods in 2007. The increase in administrative fees is due to higher average net assets during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. The profit share allocation accrued for the three and six months ended June 30, 2008 was $8,330,954 and $15,059,328, respectively. The profit share allocation accrued for the three and six months ended June 30, 2007 was $1,464,650 and $2,014,644, respectively.

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

Value at Risk is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master’s speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master’s losses in any market sector will be limited to Value at Risk or by the Master’s attempts to manage its market risk.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2008 and the highest, lowest and average values during the three months ended June 30, 2008. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2008, the Master’s total capital was $451,990,253. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

June 30, 2008
(Unaudited)

			Three Months Ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Energy	$37,957,714	8.4%	$42,450,284	$14,639,881	$31,987,370

Total	$37,957,714	8.4%

* Average of Month-end Values at Risk

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Enron

Over the first two quarters of 2008, CGM agreed to settle the following cases, brought by clients of a single law firm in connection with the purchase and holding of Enron securities, and naming Citigroup as a third-party defendant: (1) Ahlich v. Arthur Andersen, L.L.P.; (2) Delgado v. Fastow; (3) Pearson v. Fastow; (4) Rosen v. Fastow; (5) Bullock v. Arthur Andersen, L.L.P.; (6) Choucroun v. Arthur Andersen, L.L.P.; (7) Guy v. Arthur Andersen, L.L.P.; (8) Adams v. Arthur Andersen, L.L.P.; (9) Jose v. Arthur Andersen, L.L.P. and (10) Odam, et al., v. Enron Corp., et al. The amount paid to settle these actions was covered by existing Citigroup litigation reserves.

On May 23, 2008, CGM agreed to settle Silvercreek Management Inc., et al. v. Salomon Smith Barney, Inc., et al., and Silvercreek Management Inc. v. Citigroup Inc., et al., two actions brought by investors in Enron debt securities. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

On July 9, 2008, CGM agreed to settle Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al., an action brought by a utility in connection with alleged electricity overcharges by Enron. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

IPO Civil Litigation

On March 26, 2008, the Southern District of New York denied in part and granted in part Defendants’ motions to dismiss the amended complaints in the IPO allocation focus cases.

Subprime Mortgage-Related Litigation

The CGM, among other defendants, filed a motion to dismiss the consolidated amended derivative complaint in the matter In Re Citigroup Inc. Shareholder Derivative Litigation, pending in Delaware Chancery Court, on April 21, 2008.

On June 3, 2008, plaintiffs in In Re American Home Mortgage Securities Litigation, pending in the Eastern District of New York, filed a consolidated amended class action complaint.

On April 11, 2008, plaintiffs in In Re Countrywide Financial Corp. Securities Litigation, pending in the Central District of California, filed a consolidated amended class action complaint. Defendants, including the CGM, filed motions to dismiss on June 10, 2008.

Other Matters

On June 16, 2008, CGM, among other Citigroup related defendants, settled a previously disclosed investigation by the Securities and Exchange Commission arising from the economic and political turmoil in Argentina in the fourth quarter of 2001 and agreed to the entry of a Cease and Desist Order pursuant to Section 21C of the Securities Exchange Act which stated that the defendants violated certain books and records provisions of the Federal securities law by improperly accounting for several Argentina related developments which resulted in an overstatement of after-tax income by $311 million in that quarter. No fine or penalty was imposed and no restatement of prior financial statements was required by the SEC. The defendants consented to the issuance of the Order without admitting or denying the Commission’s findings.

Auction Rate Securities

Several individual and putative class action lawsuits have been filed against CGM related to its marketing, sale and underwriting of auction rate securities (“ARS”). These lawsuits allege, among other things, violations of the federal securities laws, federal investment adviser laws and state common law. Several of the putative class action lawsuits have been consolidated in the Southern District of New York under the caption In Re Citigroup Auction Rate securities Litigation.

On August 7, 2008, CGM reached an agreement in principle with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies regarding marketing and sale of auction rate securities. Among other things, by November 5, 2008, CGM agreed to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions and charities that purchased ARS from

Citigroup prior to February 11, 2008. CGM also agreed to pay a civil penalty to the New York Attorney General in the amount of $50 million, and a civil penalty to the states in the amount of $50 million.

In addition, the CGM, along with other industry participants, has received subpoenas and/or requests for information from various self regulatory agencies and federal governmental authorities including the SEC, which has issued a formal order of investigation into whether various provisions of the federal securities laws have been violated in connection with the sale of ARS. In addition, the CGM is responding to subpoenas from various state agencies, including those in New York, Texas and Massachusetts.

On May 20, 2008, an investor in Falcon Two, filed a putative class action complaint against Falcon Two and several Citigroup related entities, including CGM, among others, in the Southern District of New York, in an action captioned Ferguson Family Trust v. Falcon.

CGM was named as a defendant in Strategies Two LLC, et al., a case alleging violations of the federal securities laws and Delaware state law in connection with a tender offer for interests in Falcon Two. On June 17, 2008, the Court denied plaintiff’s application for a preliminary injunction.

Several civil litigations have been filed against the CGM and related individuals and entities alleging violations of the federal securities laws and Delaware state law in connection with investments in MAT Five LLC. The putative class action lawsuits have been consolidated in the Southern District of New York under the caption In re MAT Five Securities Litigation. Similar related actions have been filed in California, Delaware and New York state court. The CGM removed the New York state court action to federal court and currently is responding to a motion for a preliminary injunction filed in the Delaware Chancery Court action seeking to enjoin a tender offer interest in MAT Five LLC.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and under Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

In June 2008, several bills were proposed in the U.S. Congress in response to record energy and agricultural prices. Some of the pending legislation, if enacted, could limit trading by speculators in futures markets. Other potentially adverse regulatory initiatives could develop suddenly and without notice. At this time Management is unable to determine the potential impact on the Partnership.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2008, there were additional sales of 26,860.2405 Redeemable Units of Limited Partnership Interest totaling $40,986,000 and 5,238.2101 Redeemable Units of Special Limited Partnership totaling $8,330,954. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These units were purchased by accredited investors as defined in Regulation D.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable Units	Dollar Value) of
	(a) Total		Purchased as Part	Redeemable Units that
	Number of	(b) Average	of Publicly	May Yet Be
	Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2008 - April 30, 2008	4,552.3506	$1,501.87	N/A	N/A
May 1, 2008 - May 31, 2008	1,918.2195	$1,556.16	N/A	N/A
June 1, 2008 - June 30, 2008	1,637.1212	$1,590.42	N/A	N/A
	8,107.6913	$1,532.59

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
(Certification of President and Director).

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification
(Certification of Chief Financial Officer and Director).

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

Date: August 14, 2008

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date: August 14, 2008