Form 10-Q
period 2008-09-30
SMITH BARNEY BRISTOL ENERGY FUND LP
filed 2008-11-14
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

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
55 East 59th Street, 10th Floor
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

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non Accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes     No X

As of October 31, 2008, 213,083.1102 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY BRISTOL ENERGY FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2008 and December 31, 2007 (unaudited)	3

	Statements of Income and Expenses and Partners’ Capital for the three and nine months ended September 30, 2008 and 2007 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF SandRidge Master Fund L.P. (unaudited)	5 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4T.	Controls and Procedures	20

PART II - Other Information		21 – 24

PART I

Item 1. Financial Statements

Smith Barney Bristol Energy Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets:
Investment in Master, at fair value	$336,628,007	$207,376,817
Distribution receivable	237,476	406,907
Cash	205,428	126,787

Total assets	$337,070,911	$207,910,511

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,053,347	$649,720
Management fees	559,795	345,332
Administrative fees	139,949	86,333
Other	140,491	61,628
Redemptions payable	1,246,663	1,578,735

Total liabilities	3,140,245	2,721,748

Partners’ Capital:
General Partner 1,885.0346 and 564.9760 Unit equivalents outstanding in 2008 and 2007, respectively	2,747,683	694,949
Special Limited Partner 12,399.3900 and 2,369.3689 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	18,073,723	2,914,442
Limited Partners’ 214,807.3536 and 163,879.5119 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	313,109,260	201,579,372

Total partners’ capital	333,930,666	205,188,763

Total liabilities and partners’ capital	$337,070,911	$207,910,511

See accompanying notes to financial statements

Smith Barney Bristol Energy Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Income:
Net realized gains (losses) on closed positions allocated from Master	$(7,008,809)	$34,058,265	$23,684,279	$43,223,364
Change in net unrealized (losses) gains on open positions allocated from Master	(17,360,316)	(35,126,496)	37,989,829	(21,719,902)
Interest income allocated from Master	982,490	1,602,777	2,715,141	4,792,169
Expenses allocated from Master	(102,089)	(254,589)	(328,407)	(429,758)

Total income (loss)	(23,488,724)	279,957	64,060,842	25,865,873

Expenses:
Brokerage commissions	3,092,803	1,813,782	8,038,681	4,993,615
Management fees	1,643,654	964,253	4,272,341	2,654,303
Administrative fees	410,914	241,064	1,068,084	663,575
Other	107,060	137,502	268,163	203,518

Total expenses	5,254,431	3,156,601	13,647,269	8,515,011

Net income (loss) before allocation to Special Limited Partner	(28,743,155)	(2,876,644)	50,413,573	17,350,862
Allocation to Special Limited Partner	—	—	(15,059,328)	(2,014,644)

Net income (loss) after allocation to Special Limited Partner	(28,743,155)	(2,876,644)	35,354,245	15,336,218
Additions — Special Limited Partner	—	—	15,059,328	2,014,644
Additions — General Partner	500,000	—	2,000,000	—
Additions — Limited Partners	46,597,000	16,930,000	100,425,000	33,664,256
Redemptions — Limited Partners	(4,297,164)	(2,721,745)	(24,096,670)	(14,902,796)

Net increase (decrease) in Partners’ Capital	14,056,681	11,331,611	128,741,903	36,112,322
Partners’ Capital, beginning of period	319,873,985	178,264,395	205,188,763	153,483,684

Partners’ Capital, end of period	$333,930,666	$189,596,006	$333,930,666	$189,596,006

Net Asset Value per Unit (229,091.7782 and 156,901.9192 Units outstanding at September 30, 2008 and 2007, respectively)	$1,457.63	$1,208.37	$1,457.63	$1,208.37

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalents	$(132.79)	$(15.22)	$227.58	$109.72

See accompanying notes to financial statements

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2008
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

On December 1, 2005, the Partnership allocated substantially all of its capital to CMF SandRidge Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,410.6191 Reedemable Units of the Master with cash of $14,477,858 and a contribution of open commodity futures and option positions with a fair value of $(16,018). The Master was formed in order to permit commodity pools managed now or in the future by SandRidge Capital, L.P. (“SandRidge” or the “Advisor”) using its Energy Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of the Master. In addition, the Advisor is a Special Limited Partner of the Partnership. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of the Master. The Master’s commodity broker is CGM. The General Partner and SandRidge believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

At September 30, 2008 and December 31, 2007, the Partnership owned approximately 75.5% and 66.4%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, Schedules of Investments and Statements of Income and Expenses and Partners’ Capital are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2008 and December 31, 2007 and the results of its operations and changes in Partners’ Capital for the three and nine months ended September 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

The Master’s Statements of Financial Condition and Schedules of Investments as of September 30, 2008 and December 31, 2007 and Statements of Income and Expenses and Partners’ Capital for the three and nine months ended September 30, 2008 and 2007 are presented below:
CMF SandRidge Master Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets:
Equity in commodity futures trading account:
Cash	$368,380,764	$298,469,940
Cash margin	23,296,508	12,277,755
Net unrealized appreciation on open futures contracts	55,116,174	—
Commodity options owned, at fair value (cost $1,102,700 and $9,776,900 in 2008 and 2007, respectively)	72,125	7,615,353

	446,865,571	318,363,048
Interest receivable	326,974	643,783

Total assets	$447,192,545	$319,006,831

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$—	$1,762,419
Commodity options written, at fair value (premium $743,600 and $6,716,000 in 2008 and 2007, respectively)	618,461	3,988,181
Accrued expenses:
Other	173,772	80,723
Distribution payable	326,974	643,783

Total liabilities	1,119,207	6,475,106

Partners’ Capital:
Limited Partners’ Capital, 251,252.6487 and 229,170.7149 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	446,073,338	312,531,725

Total liabilities and partners’ capital	$447,192,545	$319,006,831

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

CMF SandRidge Master Fund L.P.
Schedule of Investments
September 30, 2008
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Jan. 09 – Dec. 14	14,778	$(30,000,593)	(6.72)%
NYMEX Natural Gas Dec. 08 – Apr. 10	7,482	(172,216,667)	(38.61)
NYMEX Henry Hub Natural Gas Dec. 08 – Jan. 11	7,484	(16,715,600)	(3.75)

Total futures contracts purchased		(218,932,860)	(49.08)

Futures Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap Nov. 08 – Oct. 10	8,798	9,568,238	2.14
NYMEX Henry Hub Natural Gas Nov. 08 – Dec. 12	15,656	89,705,840	20.11
NYMEX Natural Gas Nov. 08 – Sep. 09	6,177	174,774,956	39.18

Total futures contracts sold		274,049,034	61.43

Net unrealized appreciation on open futures contracts		55,116,174	12.35

Options Owned
Energy		72,125	0.02

Total Options Owned		72,125	0.02

Options Written
Energy		(618,461)	(0.14)

Total Options Written		(618,461)	(0.14)

Total fair value		$54,569,838	12.23%

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

CMF SandRidge Master Fund L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Energy	$5,803,214	1.86%

Total futures contracts purchased	5,803,214	1.86

Futures Contracts Sold
Energy	(7,565,633)	(2.42)

Total futures contracts sold	(7,565,633)	(2.42)

Net unrealized depreciation on open future contracts	(1,762,419)	(0.56)

Options Owned
Energy	7,615,353	2.44

Total Options Owned	7,615,353	2.44

Options Written
Energy	(3,988,181)	(1.28)

Total Options Written	(3,988,181)	(1.28)

Total fair value	$1,864,753	0.60%

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

CMF SandRidge Master Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$(8,997,827)	$53,074,070	$34,194,475	$67,409,299
Change in net unrealized appreciation (depreciation) on open positions	(23,598,267)	(54,320,966)	55,406,885	(35,251,428)

Gain (loss) from trading, net	(32,596,094)	(1,246,896)	89,601,360	32,157,871
Interest income	1,361,807	2,627,065	3,970,235	7,535,125

Total income (loss)	(31,234,287)	1,380,169	93,571,595	39,692,996

Expenses:
Clearing fees	70,981	283,967	256,306	520,544
Other	64,976	111,532	204,331	134,759

Total expenses	135,957	395,499	460,637	655,303

Net income (loss)	(31,370,244)	984,670	93,110,958	39,037,693
Additions – Limited Partners	54,747,000	19,894,650	121,843,374	72,314,602
Redemptions – Limited Partners	(27,931,864)	(9,974,666)	(77,442,484)	(26,006,009)
Distribution of interest income to feeder funds	(1,361,807)	(2,627,065)	(3,970,235)	(7,535,125)

Net increase (decrease) in Partners’ capital	(5,916,915)	8,277,589	133,541,613	77,811,161
Partners’ Capital, beginning of period	451,990,253	284,599,058	312,531,725	215,065,486

Partners’ Capital, end of period	$446,073,338	$292,876,647	$446,073,338	$292,876,647

Net Asset Value per Redeemable Unit (251,252.6487 and 220,658.2049 Redeemable Units outstanding at September 30, 2008 and 2007, respectively)	$1,775.40	$1,327.29	$1,775.40	$1,327.29

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$(131.21)	$6.86	$428.75	$196.10

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses) allocated from Master*	$(127.27)	$(15.79)	$327.75	$116.11
Interest income allocated from Master	4.45	10.53	14.13	32.49
Expenses and allocation to Special Limited Partner**	(9.97)	(9.96)	(114.30)	(38.88)

Increase (decrease) for the period	(132.79)	(15.22)	227.58	109.72
Net Asset Value per Redeemable Unit, beginning of period	1,590.42	1,223.59	1,230.05	1,098.65

Net Asset Value per Redeemable Unit, end of period	$1,457.63	$1,208.37	$1,457.63	$1,208.37

*	Includes Partnership commissions and expenses allocated from Master.

**	Excludes Partnership commissions fees and expenses allocated from Master and includes allocation to Special Limited Partner.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Ratio to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(5.4)%	(3.8)%	(5.5)%	(3.2)%

Operating expenses	6.6%	7.2%	6.8%	6.9%
Allocation to Special Limited Partner	—%	—%	5.5%	1.2%

Total expenses	6.6%	7.2%	12.3%	8.1%

Total return:
Total return before allocation to Special Limited Partner	(8.3)%	(1.2)%	23.9%	11.2%
Allocation to Special Limited Partner	—%	—%	(5.4)%	(1.2)%

Total return after allocation to Special Limited Partner	(8.3)%	(1.2)%	18.5%	10.0%

***	Annualized (except for allocation to Special Limited Partner, if applicable)

****	Interest income allocated from Master less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$(136.53)	$(4.74)	$412.53	$160.09
Interest income	5.58	12.10	17.10	36.63
Expenses **	(0.26)	(0.50)	(0.88)	(0.62)

Increase (decrease) for the period	(131.21)	6.86	428.75	196.10
Distribution of interest income to feeder funds	(5.58)	(12.10)	(17.10)	(36.63)
Net Asset Value per Redeemable Unit, beginning of period	1,912.19	1,332.53	1,363.75	1,167.82

Net Asset Value per Redeemable Unit, end of period	$1,775.40	$1,327.29	$1,775.40	$1,327.29

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008		2007	2008	2007

Ratios to average net assets:***
Net investment income (loss) ****	1.1%		3.0%	1.2%	3.5%

Operating expense	0.1%		0.5%	0.2%	0.3%

Total return	(6.9	) %	0.5%	31.4%	16.8%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

3.	Trading Activities:

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

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the nine months ended September 30, 2008 and the year ended December 31, 2007, based on a monthly calculation, were $50,177,210 and $4,754,428, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at September 30, 2008 and December 31, 2007, were $54,569,838 and $1,864,753, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2008
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

Fair Value Measurements.  The Partnership adopted Statements of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of September 30, 2008, the Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (level 1) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	9/30/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$336,628,007	$—	$336,628,007	$—

Total fair value	$336,628,007	$—	$336,628,007	$—

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

Fair Value Measurements.  The Master adopted SFAS No. 157, as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

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

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	9/30/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$55,116,174	$55,116,174	$—	$—
Options owned	72,125	72,125	—	—

Total assets	$55,188,299	$55,188,299	$—	$—

Liabilities
Options written	$618,461	$618,461	$—	$—

Total liabilities	618,461	618,461	—	—

Total fair value	$54,569,838	$54,569,838	$—	$—

5.	Financial Instrument Risks:

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

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded by the Master. The Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2008
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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master, cash and distribution receivable. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the third quarter of 2008.

The Partnership’s capital consists of capital contributions, as increased or decreased by its investment in Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2008, Partnership’s capital increased 62.7% from $205,188,763 to $333,930,666. This increase was attributable to a net income from operations of $35,354,245 coupled with additional sales of 67,451.5474 Redeemable Units of Limited Partnership Interest totaling $100,425,100, the allocation of 10,030.0211 Redeemable Units of Special Limited Partnership Interest totaling $15,059,328 and the additional sales of 1,320.0586 General Partner Unit equivalents totaling $2,000,000, which was partially offset by the redemption of 16,523.7057 Redeemable Units of Limited Partnership Interest totaling $24,096,670. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2008, the Master’s capital increased 42.7% from $312,531,725 to $446,073,338. This increase was attributable to a net income from operations of $93,110,958 coupled with additional sales of 69,073.1915 Redeemable Units of Limited Partnership Interest totaling $121,843,374 which was partially offset by the redemption of 46,991.2577 Redeemable Units of Limited Partnership Interest totaling $77,442,484 and distribution of interest income to feeder funds totaling $3,970,235 to the limited partners of the Master. Future redemptions can impact the amount of funds available for investments in commodity positions in subsequent periods.

Critical Accounting Policies

Use of Estimates.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2007.

Fair Value Measurements.  For disclosures related to fair value measurements pursuant to SFAS 157, refer to note 4 in the notes to financial statements.

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

Forward Foreign Currency Contracts.  Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners’ Capital.

Income Taxes.  Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the nine months ended September 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2005.

Recent Accounting Pronouncements.  On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hadged items and has no impact on how the Partnership accounts for derivatives (the Partnership does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

Results of Operations

During the Partnership’s third quarter of 2008, the Net Asset Value per Redeemable Unit decreased 8.3% from $1,590.42 to $1,457.63 as compared to a decrease of 1.2% in the third quarter of 2007. The Partnership experienced a net trading loss (comprised of net realized losses on closed positions allocated from the Master and change in net unrealized gains on open positions allocated from the Master) before brokerage commissions and related fees in the third quarter of 2008 of $24,369,125. Losses were primarily attributable to the Master’s trading of commodity futures in ICE Natural Gas and NYMEX Natural Gas. The Partnership experienced a net trading loss before brokerage and related fees in the third quarter of 2007 of $1,068,231. Losses were primarily attributable to the Master’s trading of commodity futures in NYMEX Crude Oil and were partially offset by gains in NYMEX Natural Gas and NYMEX Unleaded Gas.

The third quarter of 2008 finished with one of the most unstable and volatile months in the history of the U.S. financial and commodity markets. During the quarter, the world’s credit markets virtually seized up, commodity prices plunged and most major equity indices declined significantly, while some of the largest U.S. financial institutions were under pressure. High volatility across most market sectors was a manifestation of investor fears and anxiety. The lingering but still powerful effect of the housing and sub-prime credit crisis continued to wreak havoc on Wall Street, while generating social and political acrimony across the U.S. as the nation debated the cost and merit of the government’s policy response. Amid these events, the Partnership suffered small losses for the quarter from trading in the energy markets.

In July, the Partnership realized losses as prices tumbled. Despite the holiday effect of July 4th extending over two weeks, the two EIA reports confirmed that the supply and demand balance had loosened materially from the May-June period. The milder weather year-over-year also added to the storage deficit decline, providing basis for traders to speculate a storage surplus by the end of the injection season. While prices continued to trade lower in August and September, sharp reversals on concerns over hurricane storm risk created a difficult trading environment for the Partnership.

During the nine months ended September 30, 2008, the Net Asset Value per Redeemable Unit increased 18.5% from $1,230.05 to $1,457.63 as compared to an increase of 10.0% during the nine months ended September 30, 2007. The Partnership experienced a net trading gain (comprised of net realized gains on closed positions allocated from the Master and change in net unrealized gains (losses) on open positions allocated from the Master) before brokerage commissions and related fees for the nine months ended September 30, 2008 of $61,674,108. Gains were primarily attributable to the Master’s trading of commodity futures in ICE Natural Gas, NYMEX Natural Gas and were partially offset by losses in NYMEX Crude Oil. The Partnership experienced a net trading gain before brokerage and related fees in the nine months ended September 30, 2007 of $21,503,462. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Gasoline, NYMEX Natural Gas and NYMEX Unleaded Gas and were partially offset by losses in NYMEX Crude Oil.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three and nine months ended September 30, 2008 decreased by $620,287 and $2,077,028, respectively, as compared to the corresponding periods in 2007. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions for the three and nine months ended September 30, 2008 increased by $1,279,021 and $3,045,066, respectively, as compared to the corresponding periods in 2007. The increase in brokerage commissions is due to higher average net assets during the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2008 increased by $679,401 and $1,618,038, respectively, as compared to the corresponding periods in 2007. The increase in management fees is due to higher average net assets during the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and nine months ended September 30, 2008 increased by $169,850 and $404,509, respectively, as compared to the corresponding periods in 2007. The increase in administrative fees is due to higher average net assets during the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. The profit share allocation accrued for the three and nine months ended September 30, 2008 was $0 and $15,059,328, respectively. The profit share allocation accrued for the three and nine months ended September 30, 2007 was $0 and $2,014,644, respectively.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2008, and the highest, lowest and average values during the three months ended September 30, 2008. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2008, the Master’s total capital was $446,073,338. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

September 30, 2008
(Unaudited)

			Three Months Ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Energy	$19,604,174	4.39%	$38,569,957	$12,297,376	$21,528,944

Total	$19,604,174	4.39%

* Average of Month-end Values at Risk

Item 4T.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.
Research Analyst Litigation
     On September 30, 2008, the Court of Appeals for the Second Circuit vacated the District Court’s order granting class certification in the matter IN RE SALOMON ANALYST METROMEDIA. Thereafter, on October 1, 2008, the parties reached a settlement pursuant to which Citigroup will pay $35 million to members of the settlement class that purchased or otherwise acquired MFN securities during the class period. The settlement is subject to judicial approval. The proposed settlement amount is covered by existing litigation reserves.
Subprime-Mortgage-Related Litigation
     Citigroup Inc., Citigroup Global Markets Inc. and several current and former officers and directors, and numerous other financial institutions, have been named as defendants in a class action lawsuit filed on September 30, 2008, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 arising out of offerings of Citigroup securities issued in 2006 and 2007. This action, LOUISIANA SHERIFFS’ PENSION AND RELIEF FUND v. CITIGROUP INC., et al., is currently pending in New York state court.
     Citigroup Global Markets Inc., along with numerous other firms, has been named as a defendant in several lawsuits by shareholders of Ambac Financial Group, Inc. for which CGMI underwrote securities offerings. These actions assert that CGMI violated Sections 11 and 12 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Several of these actions have been consolidated under the caption IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, and in which a consolidated amended class action complaint was filed on August 22, 2008.
     On September 12, 2008, defendants, including Citigroup Inc. and Citigroup Global Markets Inc., moved to dismiss the complaint in IN RE AMERICAN HOME MORTGAGE SECURITIES LITIGATION.

Auction Rate Securities-Related Litigation
     On September 19, 2008, MILLER v. CALAMOS GLOBAL DYNAMIC INCOME FUND, et al., which had been pending in the United States District Court for the Southern District of New York and in which Citigroup Global Markets Inc. had been named as a defendant, was voluntarily dismissed.
     On August 25, 2008, Lead Plaintiffs in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, filed an amended consolidated class action complaint.
     Citigroup Inc. and Citigroup Global Markets Inc., along with numerous other financial institutions, have been named as defendants in several lawsuits alleging that defendants artificially restrained trade in the market for auction rate securities in violation of the Sherman Act. These actions are (1) MAYOR AND CITY COUNCIL OF BALTIMORE, MARYLAND v. CITIGROUP INC., et al., and (2) MAYFIELD v. CITIGROUP INC., et al., and both are pending in the United States District Court for the Southern District of New York.
     On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased ARS from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
     A consolidated amended class action complaint was filed in IN RE MAT FIVE SECURITIES LITIGATION on October 2, 2008.
     On July 21, 2008, the Court approved the voluntary dismissal without prejudice of FERGUSON FAMILY TRUST v. FALCON STRATEGIES TWO LLC, et al.
     Citigroup and its administration and investment committees filed a motion to dismiss the purported class action complaint in LEBER v. CITIGROUP, INC., et al., on August 29, 2008. The motion is currently pending.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and under Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

For the three months ended September 30, 2008, there were additional sales of 30,541.6678 Redeemable Units of Limited Partnership Interest totaling $46,597,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These units were purchased by accredited investors as defined in Regulation D.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable Units	Dollar Value) of
	(a) Total		Purchased as Part	Redeemable Units that
	Number of	(b) Average	of Publicly	May Yet Be
	Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2008 - July 31, 2008	1,296.6046	$1,505.53	N/A	N/A
August 1, 2008 - August 31, 2008	744.7904	$1,474.81	N/A	N/A
September 1, 2008 - September 30, 2008	855.2669	$1,457.63	N/A	N/A
	2,896.6619	$1,483.49

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

Item 6. Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Registration Statement on Form 10-12 G for the period ended December 31, 2006 filed on April 30, 2007 and on Form 10-12 G/A filed on October 19, 2007 and the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007 and quarterly report on Form  10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

Date: November 14, 2008

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date: November 14, 2008