Form 10-Q
period 2009-03-31
SMITH BARNEY BRISTOL ENERGY FUND LP
filed 2009-05-15
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

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

Yes X  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     No

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

Yes     No X

As of April 30, 2009, 231,269.2958 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY BRISTOL ENERGY FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2009 and December 31, 2008 (unaudited)	3

	Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2009 and 2008 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF SandRidge Master Fund L.P. (unaudited)	5 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4T.	Controls and Procedures	20

PART II - Other Information		21 – 24

PART I

Item 1. Financial Statements

Smith Barney Bristol Energy Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets:
Investment in Master, at fair value	$368,543,365	$338,731,012
Cash	228,901	226,979

Total assets	$368,772,266	$338,957,991

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,152,413	$1,059,244
Advisory fees	612,444	562,931
Administrative fees	153,111	140,733
Other	153,615	140,291
Redemptions payable	3,003,259	4,915,940

Total liabilities	5,074,842	6,819,139

Partners’ Capital:
General Partner, 1,885.0346 Unit equivalent outstanding at March 31, 2009 and December 31, 2008, respectively	2,964,047	2,764,893
Special Limited Partner, 8,230.0213 Redeemable Units outstanding at March 31, 2009 and December 31, 2008, respectively	12,940,968	12,071,466
Limited Partners, 221,183.9905 and 216,328.0911 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2009 and December 31, 2008, respectively	347,792,409	317,302,493

Total partners’ capital	363,697,424	332,138,852

Total liabilities and partners’ capital	$368,772,266	$338,957,991

See accompanying notes to financial statements

Smith Barney Bristol Energy Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Income:
Net realized gains (losses) on closed contracts allocated from Master	$(83,054,138)	$(10,857,075)
Change in net unrealized (losses) gains on open contracts allocated from Master	113,401,826	50,419,783
Interest income allocated from Master	77,243	892,866
Expenses allocated from Master	(182,207)	(120,583)

Total income (loss)	30,242,724	40,334,991

Expenses:
Brokerage commissions	3,366,451	2,160,523
Advisory fees	1,789,130	1,148,260
Administrative fees	447,283	287,064
Other	64,609	76,971

Total expenses	5,667,473	3,672,818

Net income (loss) before allocation to Special Limited Partner	24,575,251	36,662,173
Allocation to Special Limited Partners	—	(6,728,374)

Net income (loss) after allocation to Special Limited Partner	24,575,251	29,933,799
Additions — Special Limited Partner	—	6,728,374
Additions — Limited Partners	18,594,000	12,842,000
Redemptions — Limited Partners	(11,610,679)	(7,373,701)

Net increase (decrease) in Partners’ Capital	31,558,572	42,130,472
Partners’ Capital, beginning of period	332,138,852	205,188,763

Partners’ Capital, end of period	$363,697,424	$247,319,235

Net Asset Value per Unit (231,299.0464 and 176,135.9544 Units outstanding at March 31, 2009 and 2008, respectively)	$1,572.41	$1,404.14

Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$105.65	$174.09

See accompanying notes to financial statements

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

1.	General:

Smith Barney Bristol Energy Fund L.P. (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity options, commodity futures contracts and swaps contracts on United States exchanges and certain foreign exchanges. In addition, the Master may enter into swap and derivative contracts. The Partnership commenced trading on September 6, 2005. The commodity interests that are traded by the Master (as defined below) are volatile and involve a high degree of market risk. The Partnership privately and continuously offer up to 100,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) in the Partnership to qualified investors.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Partnership and commodity pool operator. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (“Citigroup”).

On January 13, 2009, Citigroup and Morgan Stanley (“MS”) announced a joint venture (“JV”) that will combine the Global Wealth Management platform of MS with the Smith Barney, Quilter and Australia private client networks. Citigroup will sell 100% of these businesses to MS in exchange for a 49% stake in the JV and an estimated $2.7 billion of cash at closing. At the time of the announcement, the estimated pretax gain was $9.5 billion ($5.8 billion after-tax), based on valuations performed at that time. Since the actual gain that will be recorded is dependent upon the value of the JV on the date the transaction closes, it may differ from the estimated amount. The transaction is anticipated to close no later than third quarter of 2009. It is anticipated that Citigroup will continue to support the clearing and settling of the JV activities for a period of between two to three years.

On December 1, 2005, the Partnership allocated substantially all of its capital to CMF SandRidge Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,410.6191 Reedemable Units of the Master with cash of $14,477,858 and a contribution of open commodity futures and option contracts with a fair value of $(16,018). The Master was formed in order to permit commodity pools managed by SandRidge Capital, L.P. (“SandRidge” or the “Advisor”) using its Energy Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of the Master. In addition, the Advisor is a Special Limited Partner of the Partnership. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of the Master. The Master’s commodity broker is CGM. The General Partner and SandRidge believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

At March 31, 2009 and December 31, 2008, the Partnership owned approximately 72.5% and 75.3%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, Schedules of Investments and Statements of Income and Expenses and Partners’ Capital are included herein.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2009 and December 31, 2008 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

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

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

Certain prior period amounts have been reclassified to conform to current period presentation.

The Master’s Statements of Financial Condition and Schedules of Investments as of March 31, 2009 and December 31, 2008 and Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2009 and 2008 are presented below:
CMF SandRidge Master Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets:
Equity in trading account:
Cash	$444,188,326	$530,398,527
Cash margin	22,616,834	29,705,022
Net unrealized appreciation on open futures and exchange cleared swap contracts	39,641,205	—
Options owned, at fair value (cost $3,485,050 and $3,510,375 at March 31, 2009 and December 31, 2008, respectively)	4,782,936	4,987,535

Total assets	$511,229,301	$565,091,084

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange cleared swap contracts	$—	$110,973,333
Options written, at fair value (premium $3,251,390 and $3,103,510 at March 31, 2009 and December 31, 2008, respectively)	2,792,534	4,282,963
Accrued expenses:
Professional fees	145,802	116,342

Total liabilities	2,938,336	115,372,638

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at March 31, 2009 and December 31, 2008	—	—
Limited Partners’ Capital, 257,254.5568 and 247,850.0335 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2009 and December 31, 2008, respectively	508,290,965	449,718,446

Total liabilities and partners’ capital	$511,229,301	$565,091,084

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

CMF SandRidge Master Fund L.P.
Schedule of Investments
March 31, 2009
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures and Exchange Cleared Swap Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Oct. 09 - Dec. 14	24,156	$(42,942,990)	(8.45)%
NYMEX Henry Hub Natural Gas Sept. 09 - Dec. 14	7,752	(30,987,970)	(6.10)
NYMEX Natural Gas Aug. 09 - Oct. 10	6,684	(46,660,073)	(9.18)

Total futures and exchange cleared swap contracts purchased		(120,591,033)	(23.73)

Futures and Exchange Cleared Swap Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap May 09 - Oct. 10	20,916	50,572,292	9.95
NYMEX Henry Hub Natural Gas July 10 - Dec. 13	7,424	42,769,700	8.42
NYMEX Natural Gas May 09 - Mar. 10	6,799	66,890,246	13.16

Total futures and exchange cleared swap contracts sold		160,232,238	31.53

Net unrealized appreciation on open futures and exchange cleared swap contracts		39,641,205 *	7.80

Options Owned
Energy		4,782,936	0.94

Total options owned		4,782,936	0.94

Options Written
Energy		(2,792,534)	(0.55)

Total options written		(2,792,534)	(0.55)

Total fair value		$41,631,607	8.19%

*  This amount is included in “Net unrealized appreciation on open futures and exchange cleared swap contracts” on the Statements of Financial Condition.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

CMF SandRidge Master Fund L.P.
Schedule of Investments
December 31, 2008
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures and Exchange Cleared Swap Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap April 09 — Dec. 14	30,555	$(72,012,250)	(16.01)%
NYMEX Natural Gas Swap Oct. 09 — Dec. 14	10,464	(43,628,900)	(9.70)
NYMEX Natural Gas Aug. 09 — Oct. 10	6,052	(113,269,862)	(25.19)

Total futures and exchange cleared swap contracts purchased		(228,911,012)	(50.90)

Futures and Exchange Cleared Swap Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap Feb. 09 — Oct. 10	25,108	34,592,590	7.69
NYMEX Henry Hub Natural Gas Feb. 09 — Dec. 12	10,624	42,565,560	9.46
NYMEX Natural Gas Feb. 09 — Sep. 09	6,572	40,779,529	9.07

Total futures and exchange cleared swap contracts sold		117,937,679	26.22

Net unrealized depreciation on open futures and exchange cleared swap contracts		(110,973,333)*	(24.68)

Options Owned
Energy		4,987,535	1.11

Total options owned		4,987,535	1.11

Options Written
Energy		(4,282,963)	(0.95)

Total options written		(4,282,963)	(0.95)

Total fair value		$(110,268,761)	(24.52)%

*  This amount is included in “Net unrealized depreciation on open futures and exchange cleared swap contracts” on the Statements of Financial Condition.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

CMF SandRidge Master Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(111,165,055)	$(15,693,313)
Change in net unrealized gains (losses) on open contracts	152,073,573	72,050,797

Gain (loss) from trading, net	40,908,518	56,357,484
Interest income	106,331	1,368,686

Total income (loss)	41,014,849	57,726,170

Expenses:
Clearing fees	175,162	102,957
Professional fees	67,510	71,882

Total expenses	242,672	174,839

Net income (loss)	40,772,177	57,551,331
Additions — Limited Partners	50,594,000	12,842,000
Redemptions — Limited Partners	(32,687,327)	(20,198,582)
Distribution of interest income to feeder funds	(106,331)	(1,368,686)

Net increase (decrease) in Partners’ Capital	58,572,519	48,826,063
Partners’ Capital, beginning of period	449,718,446	312,531,725

Partners’ Capital, end of period	$508,290,965	$361,357,788

Net Asset Value per Redeemable Unit (257,254.5568 and 223,107.5054 Redeemable Units outstanding at March 31, 2009 and 2008, respectively)	$1,975.83	$1,619.66

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$161.79	$262.00

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008

Net realized and unrealized gains (losses)*	$115.43	$217.12
Interest income allocated from Master	0.34	5.22
Expenses and allocation to Special Limited Partner**	(10.12)	(48.25)

Increase (decrease) for the period	105.65	174.09
Net Asset Value per Redeemable Unit, beginning of period	1,466.76	1,230.05

Net Asset Value per Redeemable Unit, end of period	$1,572.41	$1,404.14

*	Includes Partnership commissions and expenses allocated from Master.

**	Excludes Partnership commissions and expenses allocated from Master and includes allocation to Special Limited Partner.

	Three Months Ended
	March 31,
	2009	2008

Ratio to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(6.7)%	(5.3)%

Operating expenses	6.8%	6.9%
Allocation to Special Limited Partner	—%	3.1%

Total expenses and allocation to Special Limited Partner	6.8%	10.0%

Total return:
Total return before allocation to Special Limited Partner	7.2%	17.3%
Allocation to Special Limited Partner	—%	(3.1)%

Total return after allocation to Special Limited Partner	7.2%	14.2%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended
	March 31,
	2009	2008

Net realized and unrealized gains (losses)*	$161.62	$256.23
Interest income	0.44	6.09
Expenses **	(0.27)	(0.32)

Increase (decrease) for the period	161.79	262.00
Distribution of interest income to feeder funds	(0.44)	(6.09)
Net Asset Value per Redeemable Unit, beginning of period	1,814.48	1,363.75

Net Asset Value per Redeemable Unit, end of period	$1,975.83	$1,619.66

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended
	March 31,
	2009	2008

Ratios to average net assets:***
Net investment income (loss) ****	(0.1)%	1.5%

Operating expense	0.2%	0.2%

Total return	8.9%	19.2%

***	Annualized.

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

3.	Trading Activities:

The Partnership was formed for the purpose of trading commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master feeder” structure. The results of the Partnership’s investment in the Master are shown in the Statements of Income and Expenses and Partners’ Capital.

The customer agreements between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures contracts on the Statements of Financial Condition as the criteria under FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the three months ended March 31, 2009 and the year ended December 31, 2008, based on a monthly calculation, were $(12,951,296) and $24,035,939, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at March 31, 2009 and December 31, 2008, were $41,631,607 and $(110,268,761), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

Brokerage commissions are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions.
The Master adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Partners’ Capital. The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2009.

March 31, 2009
Sector	Gain (loss) from trading
Energy	$40,908,518
Total	$40,908,518

4.	Fair Value Measurements:

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

The Partnership values investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of March 31, 2009, the Partnership did not hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	3/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$368,543,365	$—	$368,543,365	$—

Total fair value	$368,543,365	$—	$368,543,365	$—

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

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

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of March 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	3/31/2009	(Level 1)	(Level 2)	(Level 3)
Assets
Futures	$39,641,205	$39,641,205	$—
Options owned	4,782,936	4,782,936	—	—

Total assets	$44,424,141	$44,424,141	$—	—

Liabilities
Options written	$2,792,534	$2,792,534	$—	—

Total liabilities	2,792,534	2,792,534	—	—

Total fair value	$41,631,607	$41,631,607	$—	$—

5.	Financial Instrument Risks:

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

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

The General Partner monitors and controls the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the first quarter of 2009.

The Partnership’s capital consists of capital contributions, as increased or decreased by its investment in the Master, expenses, interest income, additions, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2009, the Partnership’s capital increased 9.5% from $332,138,852 to $363,697,424. This increase was attributable to a net income from operations of $24,575,251 coupled with additional sales of 12,455.3572 Redeemable Units of Limited Partnership Interest totaling $18,594,000, which was partially offset by the redemption of 7,599.4578 Redeemable Units of Limited Partnership Interest totaling $11,610,679. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on futures trading, interest income, expenses, redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2009, the Master’s capital increased 13.0% from $449,718,446 to $508,290,965. This increase was attributable to a net income from operations of $40,772,177 coupled with additional sales of 27,065.4715 Redeemable Units of Limited Partnership Interest totaling $50,594,000 which was partially offset by the redemption of 17,660.9482 Redeemable Units of Limited Partnership Interest totaling $32,687,327 and distribution of interest income to feeder funds totaling $106,331 to the limited partners of the Master. Future redemptions can impact the amount of funds available for investments in commodity positions in subsequent periods.

Critical Accounting Policies
     Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.
     Statement of Cash Flows. The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).
     Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of March 31, 2009.
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
     The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of March 31, 2009, the Partnership did not hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

      The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of March 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Partners’ Capital.
     Options. The Master may purchase and write (sell) both exchange listed and over-the-counter options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Partners’ Capital.
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
     In 2007, the Partnership adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the three months ended March 31, 2009 and that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2005.
     Recent Accounting Pronouncements. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management believes that the adoption of the FSP will have no effect on the Partnership Financial Statements.

Results of Operations

During the Partnership’s first quarter of 2009, the Net Asset Value per Redeemable Unit increased 7.2% from $1,466.76 to $1,572.41 as compared to an increase of 14.2% in the first quarter of 2008. The Partnership experienced a net trading gain (comprised of net realized losses on closed positions allocated from the Master and change in net unrealized gains on open positions allocated from the Master) before brokerage commissions and related fees in the first quarter of 2009 of $30,347,688. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Gasoline and NYMEX Natural Gas and were partially offset by losses in ICE Natural Gas. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2008 of $39,562,708. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Heating Oil and NYMEX Natural Gas and were partially offset by losses in NYMEX Crude Oil and NYMEX Unleaded Gas.

The first quarter of 2009 was a continuation of the trends of late 2008, with the financial economy interacting with the real economy to cause massive declines in activity. Weekly initial jobless claims doubled from 300,000 a year ago to 600,000 in the first quarter of 2009. German and Japanese exports are down year over year by approximately 25% and 50% respectively. Automotive sales in the U.S. are down roughly 40% from a year ago. These economic declines are reinforcing financial asset price declines, as earnings begin to disappoint and leveraged investors are liquidated. Later in the quarter, the Treasury unveiled details of its financial stability plan, which includes public-private investment partnerships to remove legacy assets from bank balance sheets, additional public capital for weak banks and affordable housing initiatives to prevent foreclosures. While interventions by the Treasury generated much needed support for market indexes, the economic and market conditions remain relatively unchanged and the long term outlook is still unclear.

The Partnership recorded gains in natural gas as prices tumbled. In January, natural gas prices dropped more than 25% on reduced economic activity on natural gas, benefiting a bearish spread portfolio. Lessening of demand in electric and industrial sectors, conservation in the residential and commercial sectors, and stronger year-over-year supply continue to weaken the supply and demand balance. However, that downward price trend reversed in February on early cold weather and a false belief that the supply and demand balance was tightening with lower prices and a general economic recovery. The bear market rally slowed in March and was eventually was defeated by the overall downward trend, resulting in profits for the portfolio.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three months ended March 31, 2009 decreased by $815,623, as compared to the corresponding period in 2008. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions for the three months ended March 31, 2009 increased by $1,205,928, as compared to the corresponding period in 2008. The increase in brokerage commissions is due to higher average net assets during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Advisory fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Advisory fees for the three months ended March 31, 2009 increased by $640,870, as compared to the corresponding period in 2008. The increase in advisory fees is due to higher average net assets during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three months ended March 31, 2009 increased by $160,219, as compared to the corresponding period in 2008. The increase in administrative fees is due to higher average net assets during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three months ended March 31, 2009 and 2008. The Advisor will not be paid incentive fees until the Advisor recovers the net loss and earns additional new trading profits for the Partnership.

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

Market movements result in frequent changes in the fair value of the Master’s open positions and, consequently, in its earnings and cash balances. The Master’s and the Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master’s open contracts and the liquidity of the markets in which it trades.

The Master rapidly acquires and liquidates both long and short positions in a wide range of different market sectors. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master’s past performance is not necessarily indicative of its future results.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2009, and the highest, lowest and average values during the three months ended March 31, 2009. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. As of March 31, 2009, the Master’s total capitalization was $508,290,965.

March 31, 2009
(Unaudited)

			Three Months Ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$22,039,410	4.34%	$40,574,022	$22,039,410	$26,909,807

Total	$22,039,410	4.34%

* Average of month-end Values at Risk.

Item 4T.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There are no material legal proceedings pending against the Partnership or the General Partner.
Enron-Related Civil Actions
     In April 2009, the parties in DK Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., reached agreements in principle to settle these actions. The actions, which were commenced separately but were consolidated and pending trial, were brought against Citigroup and its affiliates, and J.P. Morgan Chase and its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities.
Research Analyst Litigation
     On February 27, 2009, the United States District Court for the Southern District of New York approved the class action settlement in the matter In Re Salomon Analyst Metromedia Litigation, and entered a final judgment dismissing the action with prejudice.
Subprime-Mortgage-Related Litigation and Other Matters
     On March 13, 2009, defendants filed motions to dismiss the complaints in In Re Citigroup Inc. Bond Litigation.
     On March 13 and 16, 2009, two cases were filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933—Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. and were later designated as related to In Re Citigroup Inc. Bond Litigation. On April 9, 2009, another case asserting violations of the Securities Act of 1933—Pellegrini v. Citigroup Inc., et al.—was filed in the United Stated District Court for the Southern District of New York and the parties have jointly requested that the Pellegrini action be designated as related to In Re Citigroup Inc. Bond Litigation.
     On March 23, 2009, a case was filed in the United States District Court for the Southern District of California alleging violations of both the Securities Act of 1933 and the Securities Exchange Act of 1934—Brecher v. Citigroup Inc., et al. On April 16, 2009, Citigroup filed a motion before the Judicial Panel on Multidistrict Litigation for transfer of the Brecher action to the Southern District of New York for coordinated pre-trial proceedings with In Re Citigroup Inc. Bond Litigation.
     Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
Auction Rate Securities
Beginning in March 2008, Citigroup, its affiliates and certain current and former officers, directors, and employees, have been named as defendants in several individual and putative class action lawsuits related to Auction Rate Securities (“ARS”). The putative securities class actions have been consolidated in the United States District Court for the Southern District of New York as In Re Citigroup Inc. Auction Rate Securities Litigation. Several individual ARS actions also have been filed in state and federal courts, asserting, among other things, violations of federal and state securities laws. Citigroup has moved the Judicial Panel on Multidistrict Litigation to transfer all of the individual ARS actions pending in federal court to the Southern District of New York for consolidation or coordination with In Re Citigroup Inc. Auction Rate Securities Litigation.
On January 15, 2009, defendants filed motions to dismiss the complaints in Mayor & City Council Of Baltimore, Maryland v. Citigroup Inc., et al. and Mayfield v. Citigroup Inc., et al.

Other Matters
     On December 4, 2008, defendants filed a motion in the United States District Court for the Southern District of New York to dismiss the complaint in In re MAT Five Securities Litigation, which was brought by investors in MAT Five LLC. On February 2, 2009, lead plaintiffs informed the court they intended to dismiss voluntarily this action in light of the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al. in the Delaware Chancery Court, which is currently being appealed. On April 16, 2009, lead plaintiffs requested that the action be stayed pending the outcome of the appeal in the Delaware case.
     On January 9, 2009, plaintiff filed a motion to remand Puglisi v. Citigroup Alternative Investments LLC, et al., which was previously consolidated with In Re MAT Five Securities Litigation, to New York Supreme Court, after defendants had removed it to the United States District Court for the Southern District of New York. A settlement of Goodwill v. MAT Five LLC, et al. was approved by the United States District Court for the Southern District of New York, and this action was dismissed on March 12, 2009. An appeal from the Delaware Chancery Court’s judgment approving the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al was filed by objectors on January 14, 2009. Defendants removed the putative class action, ECA Acquisitions, Inc. et al. v. MAT Three LLC, et al., filed by investors in MAT One LLC, MAT Two LLC, and MAT Three LLC, to the United States District Court for the Southern District of New York on January 21, 2009. Plaintiffs’ motion for remand, filed on February 27, 2009, is currently pending. On February 3, 2009, investors in MAT Five LLC filed the action Hahn, et al. v. Citigroup Inc., et al, against Citigroup and related entities in New York Supreme Court. On April 9, 2009, defendants moved in the Delaware Chancery Court for an order enforcing the Marie Raymond Revocable Trust settlement and enjoining plaintiffs from pursuing this action in New York Supreme Court. On April 15, 2009, defendants filed a motion in New York Supreme Court to dismiss this action. Citigroup and certain of its affiliates are also subject to investigations, subpoenas and/or requests for information from various governmental and self-regulatory agencies relating to the marketing and management of the Falcon and ASTA/MAT funds. Citigroup and its affiliates are cooperating fully on these matters.
     Certain Citigroup subsidiaries served as a distributor of notes issued and guaranteed by Lehman Brothers to retail customers outside the United States. Following the bankruptcy of Lehman Brothers, numerous retail customers have filed, and threatened to file, claims for the loss in value of those investments. In addition, a Public Prosecutor in Belgium has begun a criminal investigation. Citigroup is cooperating fully with the Belgian Public Prosecutor as well as with various other regulatory authorities outside the United States who continue to show an interest in Citigroup’s role in the distribution of Lehman notes. In March 2009, the Ministry of Development in Greece imposed a $1.3 million fine for alleged violations of the Greek Consumer Protection Act, which Citigroup intends to appeal.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2009, there were additional sales of 12,455.3572 Redeemable Units of Limited Partnership Interest totaling $18,594,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable units were purchased by accredited investors as defined in Regulation D, as well as to a smaller number of persons who are non-accredited investors.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests, including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable Units	Dollar Value) of
	(a) Total		Purchased as Part	Redeemable Units that
	Number of	(b) Average	of Publicly	May Yet Be
	Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
January 1, 2009 - January 31, 2009	2,088.2162	$1,536.55	N/A	N/A
February 1, 2009 - February 28, 2009	3,601.2695	$1,499.13	N/A	N/A
March 1, 2009 - March 31, 2009	1,909.9721	$1,572.41	N/A	N/A
	7,599.4578	$1,527.83

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6. Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Annual Report on Form 10-K for the period ended December 31, 2008.

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

Date: May 15, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date: May 15, 2009