Form 10-Q
period 2009-06-30
SMITH BARNEY BRISTOL ENERGY FUND LP
filed 2009-08-14
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

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

Yes     No X

As of July 31, 2009, 247,278.5355 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY BRISTOL ENERGY FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2009 and December 31, 2008 (unaudited)	3

	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2009 and 2008 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF SandRidge Master Fund L.P. (unaudited)	5 – 17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4T.	Controls and Procedures	23

PART II - Other Information		24 – 27

Exhibits
EX-10: Joinder Agreement
EX-31.1: Certification
EX-31.2: Certification
EX-32.1: Certification
EX-32.2: Certification

PART I

Item 1. Financial Statements

Smith Barney Bristol Energy Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets:
Investment in Master, at fair value	$399,119,808	$338,731,012
Cash	210,486	226,979

Total assets	$399,330,294	$338,957,991

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,247,907	$1,059,244
Advisory fees	663,255	562,931
Administrative fees	165,814	140,733
Other	129,164	140,291
Redemptions payable	3,012,096	4,915,940

Total liabilities	5,218,236	6,819,139

Partners’ Capital:
General Partner 1,885.0346 Unit equivalents outstanding at June 30, 2009 and December 31, 2008	3,075,811	2,764,893
Special Limited Partner 9,975.0310 and 8,230.0213 Redeemable Units outstanding at June 30, 2009 and December 31, 2008, respectively	16,276,258	12,071,466
Limited Partners 229,674.2771 and 216,328.0911 Redeemable Units of Limited Partnership Interest outstanding at June 30, 2009 and December 31, 2008, respectively	374,759,989	317,302,493

Total partners’ capital	394,112,058	332,138,852

Total liabilities and partners’ capital	$399,330,294	$338,957,991

See accompanying notes to financial statements.

Smith Barney Bristol Energy Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income:
Net realized gains (losses) on closed contracts allocated from Master	$50,793,221	$41,550,163	$(32,260,917)	$30,693,088
Change in net unrealized gains (losses) on open contracts allocated from Master	(27,535,178)	4,930,362	85,866,648	55,350,145
Interest income allocated from Master	77,274	839,785	154,517	1,732,651
Expenses allocated from Master	(157,175)	(105,735)	(339,381)	(226,318)

Total income (loss)	23,178,142	47,214,575	53,420,867	87,549,566

Expenses:
Brokerage commissions	3,654,250	2,785,355	7,020,701	4,945,878
Advisory fees	1,942,110	1,480,427	3,731,240	2,628,687
Administrative fees	485,527	370,106	932,810	657,170
Other	63,910	84,132	128,520	161,103

Total expenses	6,145,797	4,720,020	11,813,271	8,392,838

Net income (loss) before allocation to Special Limited Partner	17,032,345	42,494,555	41,607,596	79,156,728
Allocation to Special Limited Partner	(2,847,332)	(8,330,954)	(2,847,332)	(15,059,328)

Net income (loss) after allocation to Special Limited Partner	14,185,013	34,163,601	38,760,264	64,097,400
Additions — Special Limited Partner	2,847,332	8,330,954	2,847,332	15,059,328
Additions — General Partner	—	1,500,000	—	1,500,000
Additions — Limited Partners	29,857,468	40,986,000	48,451,468	53,828,000
Redemptions — Limited Partners	(16,475,179)	(12,425,805)	(28,085,858)	(19,799,506)

Net increase (decrease) in Partners’ Capital	30,414,634	72,554,750	61,973,206	114,685,222
Partners’ Capital, beginning of period	363,697,424	247,319,235	332,138,852	205,188,763

Partners’ Capital, end of period	$394,112,058	$319,873,985	$394,112,058	$319,873,985

Net Asset Value per Unit (241,534.3427 and 201,125.4686 Units outstanding at June 30, 2009 and 2008, respectively)	$1,631.70	$1,590.42	$1,631.70	$1,590.42

Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$59.29	$186.28	$164.94	$360.37

See accompanying notes to financial statements.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

1.	General:

Smith Barney Bristol Energy Fund L.P. (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity options, commodity futures contracts and swaps contracts on United States exchanges and certain foreign exchanges. In addition, the Master (as defined below) may enter into swap and derivative contracts. The Partnership commenced trading on September 6, 2005. The commodity interests that are traded by the Master (as defined below) are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 100,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) in the Partnership to qualified investors.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. Through July 31, 2009, the General Partner was wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), a wholly owned subsidiary of Citigroup Inc. (“Citigroup”). On July 31, 2009, the General Partner was transferred from CGMHI to Morgan Stanley Smith Barney Holdings LLC, as further described in Item 5, “Other Information.”

Citigroup Global Markets Inc. (“CGM”) is the commodity broker and a selling agent for the Partnership. CGM is an affiliate of the General Partner and is wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of CGMHI.

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

At June 30, 2009 and December 31, 2008, the Partnership owned approximately 72.3% and 75.3%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, Schedules of Investments and Statements of Income and Expenses and Partners’ Capital are included herein.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2009 and December 31, 2008 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through August 14, 2009, which is the date the financial statements were issued. As a result, actual results could differ from these estimates.

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

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

The Master’s Statements of Financial Condition and Schedules of Investments as of June 30, 2009 and December 31, 2008 and Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2009 and 2008 are presented below:
CMF SandRidge Master Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets:
Equity in trading account:
Cash	$517,607,764	$530,398,527
Cash margin	27,679,472	29,705,022
Net unrealized appreciation on open futures and exchange cleared swap contracts	3,377,793	—
Options owned, at fair value (cost $7,135,800 and $3,510,375 at June 30, 2009 and December 31, 2008, respectively)	6,762,945	4,987,535

Total assets	$555,427,974	$565,091,084

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange cleared swap contracts	$—	$110,973,333
Options written, at fair value (premium $4,074,000 and $3,103,510 at June 30, 2009 and December 31, 2008, respectively)	3,557,240	4,282,963
Accrued expenses:
Professional fees	120,760	116,342

Total liabilities	3,678,000	115,372,638

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at June 30, 2009 and December 31, 2008	—	—
Limited Partners’ Capital, 263,013.4685 and 247,850.0335 Redeemable Units of Limited Partnership Interest outstanding at June 30, 2009 and December 31, 2008, respectively	551,749,974	449,718,446

Total liabilities and partners’ capital	$555,427,974	$565,091,084

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

CMF SandRidge Master Fund L.P.
Schedule of Investments
June 30, 2009
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures and Exchange Cleared Swap Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Sept. 09 - Dec. 13	14,168	$(8,606,113)	(1.56)%
NYMEX Henry Hub Natural Gas Swap Oct. 09 - Jan. 11	5,492	(15,473,200)	(2.80)
NYMEX Natural Gas Dec. 09 - Jan. 11	1,426	342,241	0.06
NYMEX Henry Hub Penultimate Aug. 09	308	(273,350)	(0.05)

Total futures and exchange cleared swap contracts purchased		(24,010,422)	(4.35)

Futures and Exchange Cleared Swap Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap Oct 09 - Oct. 10	13,048	5,030,353	0.91
NYMEX Henry Hub Natural Gas Swap Aug. 09 - Dec. 13	6,380	15,174,950	2.75
NYMEX Henry Hub Natural Gas Aug. 09 - Oct. 10	4,772	7,171,352	1.30
NYMEX Henry Hub Penultimate Dec. 09	272	11,560	0.00 *

Total futures and exchange cleared swap contracts sold		27,388,215	4.96

Options Owned
Energy	3,025	6,762,945	1.22

Total options owned		6,762,945	1.22

Options Written
Energy	2,000	(3,557,240)	(0.64)

Total options written		(3,557,240)	(0.64)

Total fair value		$6,583,498	1.19%

*  Due to rounding.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2009
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

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

CMF SandRidge Master Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$69,743,004	$58,885,615	$(41,422,051)	$43,192,302
Change in net unrealized gains (losses) on open contracts	(37,876,249)	6,954,355	114,197,324	79,005,152

Gain (loss) from trading, net	31,866,755	65,839,970	72,775,273	122,197,454
Interest income	109,232	1,239,742	215,563	2,608,428

Total income (loss)	31,975,987	67,079,712	72,990,836	124,805,882

Expenses:
Clearing fees	165,315	82,368	340,477	185,325
Professional fees	49,717	67,473	117,227	139,355

Total expenses	215,032	149,841	457,704	324,680

Net income (loss)	31,760,955	66,929,871	72,533,132	124,481,202
Additions — Limited Partners	39,965,290	54,254,374	90,559,290	67,096,374
Redemptions — Limited Partners	(28,158,004)	(29,312,038)	(60,845,331)	(49,510,620)
Distribution of interest income to feeder funds	(109,232)	(1,239,742)	(215,563)	(2,608,428)

Net increase (decrease) in Partners’ Capital	43,459,009	90,632,465	102,031,528	139,458,528
Partners’ Capital, beginning of period	508,290,965	361,357,788	449,718,446	312,531,725

Partners’ Capital, end of period	$551,749,974	$451,990,253	$551,749,974	$451,990,253

Net Asset Value per Redeemable Unit (263,013.4685 and 236,373.3040 Redeemable Units outstanding at June 30, 2009 and 2008, respectively)	$2,097.80	$1,912.19	$2,097.80	$1,912.19

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$122.39	$297.96	$284.18	$559.96

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net realized and unrealized gains (losses)*	$81.42	$237.90	$196.85	$455.02
Interest income allocated from Master	0.32	4.46	0.66	9.68
Expenses and allocation to Special Limited Partner**	(22.45)	(56.08)	(32.57)	(104.33)

Increase (decrease) for the period	59.29	186.28	164.94	360.37
Net Asset Value per Redeemable Unit, beginning of period	1,572.41	1,404.14	1,466.76	1,230.05

Net Asset Value per Redeemable Unit, end of period	$1,631.70	$1,590.42	$1,631.70	$1,590.42

*	Includes Partnership commissions and expenses allocated from Master.

**	Excludes Partnership commissions and expenses allocated from Master and includes allocation to Special Limited Partner.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Ratio to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(6.6)%	(5.8)%	(6.7)%	(5.5)%

Operating expenses	6.7%	7.0%	6.8%	6.9%
Allocation to Special Limited Partner	0.8%	3.0%	0.8%	6.0%

Total expenses and allocation to Special Limited Partner	7.5%	10.0%	7.6%	12.9%

Total return:
Total return before allocation to Special Limited Partner	4.5%	16.2%	12.0%	35.4%
Allocation to Special Limited Partner	(0.7)%	(2.9)%	(0.8)%	(6.1)%

Total return after allocation to Special Limited Partner	3.8%	13.3%	11.2%	29.3%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net realized and unrealized gains (losses)*	$122.17	$292.83	$283.79	$549.06
Interest income	0.42	5.43	0.86	11.52
Expenses **	(0.20)	(0.30)	(0.47)	(0.62)

Increase (decrease) for the period	122.39	297.96	284.18	559.96
Distribution of interest income to feeder funds	(0.42)	(5.43)	(0.86)	(11.52)
Net Asset Value per Redeemable Unit, beginning of period	1,975.83	1,619.66	1,814.48	1,363.75

Net Asset Value per Redeemable Unit, end of period	$2,097.80	$1,912.19	$2,097.80	$1,912.19

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Ratios to average net assets:***
Net investment income (loss) ****	(0.1)%	1.1%	(0.1)%	1.3%

Operating expense	0.2%	0.1%	0.2%	0.2%

Total return	6.2%	18.4%	15.7%	41.1%

***	Annualized.

****	Interest income less total expenses.

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

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures contracts on the Statements of Financial Condition as the criteria under Financial Accounting Standards Board (“FASB”) Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the six months ended June 30, 2009 and the year ended December 31, 2008, based on a monthly calculation, were $5,172,370 and $24,035,939, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at June 30, 2009 and December 31, 2008, were $6,583,498 and $(110,268,761), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

Brokerage commissions are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions.
The Master adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Partners’ Capital. The contracts outstanding at the period ended June 30, 2009, are indicative of volume traded during the period. See the Schedule of Investments. The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

	June 30, 2009		June 30, 2009
Assets		Assets
Futures and Exchange Cleared Swap Contracts		Options Owned
Energy	$34,433,560	Energy	$6,762,945

Total unrealized appreciation on open futures and exchange cleared swap contracts	$34,433,560	Options owned	$6,762,945	**

Liabilities		Liabilities
Futures and Exchange Cleared Swap Contracts		Options Written
Energy	$(31,055,767)	Energy	$(3,557,240)

Total unrealized depreciation on open futures and exchange cleared swap contracts	$(31,055,767)	Options written	$(3,557,240	)***

Net unrealized appreciation on open futures contracts	$3,377,793 *

*	This amount is included in “Net unrealized appreciation on open futures and exchange cleared swap contracts” on the Statements of Financial Condition.

**	This amount is included in “options owned at fair value” on the Statements of Financial Condition.

***	This amount is included in “options written at fair value” on the Statements of Financial Condition.
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2009.

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Energy	$31,866,755	$72,775,273

Total	$31,866,755	$72,775,273

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

4.	Fair Value Measurements:

Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2008.

Fair Value Measurements.  The Partnership adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FAS 157-2”), for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership values investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of June 30, 2009 and December 31, 2008, the Partnership did not hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	6/30/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$399,119,808	$—	$399,119,808	$—

Total fair value	$399,119,808	$—	$399,119,808	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$338,731,012	$—	$338,731,012	$—

Total fair value	$338,731,012	$—	$338,731,012	$—

Smith Barney Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

Investments.  All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Fair Value Measurements.  The Master adopted SFAS 157 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of June 30, 2009 and December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	6/30/2009	(Level 1)	(Level 2)	(Level 3)
Assets
Futures and Exchange Cleared Swaps	$3,377,793	$3,377,793	$—	$—
Options owned	6,762,945	6,762,945	—	—

Total assets	$10,140,738	$10,140,738	$—	$—

Liabilities
Options written	$3,557,240	$3,557,240	$—	$—

Total liabilities	3,557,240	3,557,240	—	—

Total fair value	$6,583,498	$6,583,498	$—	$—

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Options owned	$4,987,535	$4,987,535	$—	$—

Total assets	$4,987,535	$4,987,535	$—	$—

Liabilities
Futures and Exchange Cleared Swaps	$110,973,333	$110,973,333	$—	$—
Options written	4,282,963	4,282,963	—	—

Total liabilities	115,256,296	115,256,296	—	—

Total fair value	$(110,268,761)	$(110,268,761)	$—	$—

5.	Financial Instrument Risks:

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
June 30, 2009
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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Masters to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Masters have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the second quarter of 2009.

The Partnership’s capital consists of capital contributions, as increased or decreased by its investment in the Master, expenses, interest income, additions, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2009, Partnership’s capital increased 18.7% from $332,138,852 to $394,112,058. This increase was attributable to a net income from operations of $38,760,264 coupled with additional sales of 31,194.4931 Redeemable Units of Limited Partnership Interest totaling $48,451,468 and the allocation of 1,745.0097 Redeemable Units of Special Limited Partnership Interest totaling $2,847,332, which was partially offset by the redemption of 17,848.3071 Redeemable Units of Limited Partnership Interest totaling $28,085,858. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on futures trading, interest income, expenses, redemptions of Units and distributions of profits, if any.

For the six months ended June 30, 2009, the Master’s capital increased 22.7% from $449,718,446 to $551,749,974. This increase was attributable to a net income from operations of $72,533,132 coupled with additional sales of 46,803.7076 Redeemable Units totaling $90,559,290, which was partially offset by the redemption of 31,640.2726 Redeemable Units totaling $60,845,331 and distribution of interest income to feeder funds totaling $215,563 to the limited partners of the Master. Future redemptions can impact the amount of funds available for investments in commodity positions in subsequent periods.

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
     Statement of Cash Flows. The Partnership has elected not to provide a Statement of Cash Flows as permitted by FAS 102.
     Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of June 30, 2009.
     Fair Value Measurements. The Partnership adopted SFAS 157 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed by FAS 157-2, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of June 30, 2009, the Partnership did not hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

      The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of June 30, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
     In 2007, the Partnership adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of FIN 48 and has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the six months ended June 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2005.
     Recent Accounting Pronouncements. In 2009, the Partnership adopted FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). The FSP 157-4 reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP 157-4 also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the FSP 157-4 had no effect on the Partnership’s Financial Statements.
     Subsequent Events. In 2009, the Partnership adopted FASB Statement of Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

Results of Operations

During the Partnership’s second quarter of 2009, the Net Asset Value per Redeemable Unit increased 3.8% from $1,572.41 to $1,631.70 as compared to an increase of 13.3% in the second quarter of 2008. The Partnership experienced a net trading gain (comprised of net realized losses on closed positions allocated from the Master and change in net unrealized gains on open positions allocated from the Master) before brokerage commissions and related fees in the second quarter of 2009 of $23,258,043. Gains were primarily attributable to the trading of futures and options in NYMEX Natural Gas, ICE Natural Gas and NYMEX Gasoline. The Partnership experienced a net trading gain before brokerage and related fees in the second quarter of 2008 of $46,480,525. Gains were primarily attributable to the Master’s trading of commodity futures in ICE Natural Gas, NYMEX Natural Gas and NYMEX Unleaded Gasoline.
     The markets expressed a broad increase in risk tolerance during the second quarter of 2009 as government programs encouraged the releveraging of the financial system. Equities and crude oil rose, while yield curves steepened and the U.S. dollar fell. The positive economic sentiment returned in April and spilled over into May as investors became increasingly convinced that the worst of the crisis was behind them. However, this optimism turned towards the end of the quarter due to some worse than expected economic data, fears about the lack of action by the European Central Bank and a lack of clarity in the economic environment.
     The Partnership recorded gains in natural gas as prices remained range bound. The larger-than-normal storage injections affirmed the point-of-view that the supply and demand balance was not improving, even with lower prices. As the market transitions from the end of winter into the summer period, fundamentals often take a back seat to seasonal hedging programs (storage and end user hedging). The market focus also shifts towards the electric sector as higher maximum temperatures increase demand as we head into mid-August. The combined effect of large buyers and a shift in drivers typically results in a seasonal rally for natural gas, sometimes regardless of any bearish fundamentals. Profits were earned in bearish positions. In May, natural gas prices rallied driven primarily by end-user buying and strong investment in-flows of capital. Larger-than-expected injections at the end of May pressured prices into expiration. Fundamentals are often overwhelmed by money flows and end-user buying this time of year; the rapid increase in the assets of the natural gas ETF (UNG) has also been a powerful factor in the natural gas rallies. In June, as natural gas injections continued to point towards a loose supply and demand balance, natural gas prices retreated from the highs to $3.717 and closed the month at $3.835 (unchanged on the month). The Partnership performance benefited from bearish flat price, option, and spread positions. The market still contains risk premiums for both heat and storms as the peaks for temperatures and storm activity approach. Either risk event would most likely result in a sharp rally, given the oversold condition of the market.

During the six months ended June 30, 2009 the Net Asset Value per Redeemable Unit increased 11.2% from $1,466.76 to $1,631.70 as compared to an increase of 29.3% during the six months ended June 30, 2008. The Partnership experienced a net trading gain (comprised of net realized gains on closed positions allocated from the Master and change in net unrealized gains (losses) on open positions allocated from the Master) before brokerage commissions and related fees for the six months ended June 30, 2009 of $53,605,731. Gains were primarily attributable to the trading of futures and options in NYMEX Natural Gas, ICE Natural Gas and NYMEX Gasoline. The Partnership experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2008 of $86,043,233. Gains were primarily attributable to the Master’s trading of commodity futures in ICE Natural Gas, NYMEX Natural Gas and NYMEX Unleaded Gas.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three and six months ended June 30, 2009 decreased by $762,511 and $1,578,134, respectively, as compared to the corresponding periods in 2008. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions for the three and six months ended June 30, 2009 increased by $868,895 and $2,074,823, respectively as compared to the corresponding periods in 2008. The increase in brokerage commissions is due to higher average net assets during the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008.

Advisory fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Advisory fees for the three and six months ended June 30, 2009 increased by $461,683 and $1,102,553, respectively, as compared to the corresponding periods in 2008. The increase in advisory fees is due to higher average net assets during the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2009 increased by $115,421 and $275,640, respectively, as compared to the corresponding periods in 2008. The increase in administrative fees is due to higher average net assets during the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. The profit share allocation accrued for the three and six months ended June 30, 2009 was $2,847,332. The profit share allocation accrued for the three and six months ended June 30, 2008 was $8,330,954 and $15,059,328, respectively.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2009, and the highest, lowest and average values during the three months ended June 30, 2009. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. As of June 30, 2009, the Master’s total capitalization was $551,749,974.

June 30, 2009
(Unaudited)

			Three Months Ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$27,679,472	5.02%	$37,013,942	$11,157,117	$23,300,777

Total	$27,679,472	5.02%

* Average of month-end Values at Risk.

Item 4T.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the Commission's rules and forms. Disclosed controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. There are no material legal proceedings pending against the Partnership or the General Partner.
Enron-Related Civil Actions
     On May 14, 2009, a settlement agreement was executed among the parties in Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al. On June 3, 2009, a settlement agreement was executed among the parties in UniCredito Italiano, SpA, et al. v. J.P. Morgan Chase Bank, et. al. The three actions, which were consolidated and pending trial in the United States District Court for the Southern District of New York, were brought against Citigroup and certain of its affiliates, including CGM) and JPMorgan Chase and certain of its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities. Pursuant to the settlements, the cases were dismissed with prejudice.
Subprime Mortgage-Related Litigation
     On May 7, 2009, Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.
     On May 11, 2009, a putative class action Asher, et al. v. Citigroup Inc., et al. was filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933 in connection with plaintiffs’ investments in certain offerings of preferred stock issued by the Citigroup. On May 15, 2009, plaintiffs in In re Citigroup Inc. Bond Litigation requested that Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. be consolidated with In re Citigroup Inc. Bond Litigation.
     On May 20, 2009, Epirus Capital Management, LLC, et al. v. Citigroup Inc., et al. was designated as related to In re Citigroup Inc. Securities Litigation. On June 10 and June 24, 2009, defendants filed motions to dismiss the verified complaint.
Auction Rate Securities-Related Litigation
     Securities Actions.    On June 10, 2009, the Judicial Panel on Multidistrict Litigation granted CGM’s motion to transfer American Eagle Outfitters, Inc., et al. v. Citigroup Global Markets Inc. from the United States District Court for the Western District of Pennsylvania to the United States District Court for the Southern District of New York, where it will be coordinated with In re Citigroup Inc. Auction Rate Securities Litigation and Finn v. Smith Barney, et al. On June 17, 2009, the Judicial Panel on Multidistrict Litigation issued an order conditionally transferring three other individual auction rate securities actions pending against CGM in other federal courts to the United States District Court for the Southern District of New York. Plaintiffs in those actions have opposed their transfer.
     On April 1, 2009, Texas Instruments Inc. v. Citigroup Global Markets Inc. et al. was filed in Texas state court asserting violations of state securities law by CGM, BNY Capital Markets, Inc. and Morgan Stanley & Co., Inc. Defendants removed the case to the United States District Court for the Northern District of Texas, and plaintiff has moved to have it remanded to state court. On May 8, 2009, CGM filed a motion to sever the claims against it from the claims against its co-defendants.
     Governmental and Regulatory Actions.    Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to auction rate securities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.

Falcon and ASTA/MAT-Related Litigation
     Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al.    On June 19, 2009, the Delaware Supreme Court denied the appeal of the settlement objectors from the Delaware Chancery Court’s approval of the settlement of this matter and affirmed the order approving the settlement.
     In re MAT Five Securities Litigation.    On July 8, 2009, the United States District Court for the Southern District of New York approved the voluntary dismissal of this action.
     ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al.    On May 1, 2009, the United States District Court for the Southern District of New York denied plaintiffs’ motion to remand this action to state court. On July 15, 2009, plaintiffs filed an amended complaint.
     Zentner v. Citigroup, et al.    (Putative class action concerning In re MAT Two Securities Litigation, In re MAT Three Securities Litigation and In re MAT Five Securities Litigation.) On July 8, 2009, the United States District Court for the Southern District of New York dismissed this action, without prejudice, in connection with the dismissal of In re MAT Five Securities Litigation.
     Zentner v. Citigroup, et al.    (Putative class action concerning Falcon Plus.) On May 19, 2009, the New York Supreme Court issued a letter order, stating that it would approve a settlement of plaintiff’s individual claims. Plaintiff filed a stipulation dismissing this action on July 6, 2009.
Other Matters
     Underwriting Actions. In its capacity as a member of various underwriting syndicates, CGM has been named as a defendant in several subprime-related actions asserted against various issuers of debt and other securities. Most of these actions involve claims asserted on behalf of putative classes of purchasers of securities for alleged violations of Sections 11 and 12(a)(2) of the Securities Act of 1933.
     American Home Mortgage.    On July 7, 2009, lead plaintiffs filed a motion in In re American Home Mortgage Securities Litigation for preliminary approval of settlements reached with all defendants (including Citigroup and CGM).
     American International Group.    On March 20, 2009, four putative class actions were consolidated by the United States District Court for the Southern District of New York under the caption In re American International Group, Inc. 2008 Securities Litigation. Plaintiffs filed a consolidated amended complaint on May 19, 2009. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with offerings of American International Group debt securities and common stock, some of which were underwritten by CGM.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2009, there were additional sales of 18,739.1359 Redeemable Units of Limited Partnership Interest totaling $29,857,468 and 1,745.0097 Redeemable Units of Special Limited Partnership totaling $2,847,332. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable units were purchased by accredited investors as defined in Regulation D, as well as to a smaller number of persons who are non-accredited investors.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests, including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable Units	Dollar Value) of
	(a) Total		Purchased as Part	Redeemable Units that
	Number of	(b) Average	of Publicly	May Yet Be
	Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2009 - April 30, 2009	4,618.8544	$1,593.97	N/A	N/A
May 1, 2009 - May 31, 2009	3,784.0086	$1,612.25	N/A	N/A
June 1, 2009 - June 30, 2009	1,845.9863	$1,631.70	N/A	N/A
	10,248.8493	$1,607.52

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
Morgan Stanley/Citigroup Joint Venture
          On June 1, 2009, Morgan Stanley and Citigroup entered into a joint venture that combined Morgan Stanley’s Global Wealth Management Group and the Smith Barney division of CGM. The joint venture created Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings owns Morgan Stanley Smith Barney LLC (“MSSB”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association. MSSB acts as an additional selling agent for the Partnership. As of July 31, 2009, Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings, CGM directly owns 49% of MSSB Holdings, and Citigroup, indirectly through its intermediate subsidiaries, wholly owns CGM.

Item 6. Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Annual Report on Form 10-K for the period ended December 31, 2008.

Exhibit –10 – Joinder Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC.

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

Date: August 14, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date: August 14, 2009