Form 10-Q
period 2009-09-30
BRISTOL ENERGY FUND LP
filed 2009-11-16
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number 000-52602

BRISTOL ENERGY FUND L.P.
(Exact name of registrant as specified in its charter)

New York	20-2718952

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.	)

c/o Ceres Managed Futures LLC
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

Yes     No X

As of October 31, 2009, 262,869.8106 Limited Partnership Redeemable Units were outstanding.

BRISTOL ENERGY FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2009 and December 31, 2008 (unaudited)	3

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2009 and 2008 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF SandRidge Master Fund L.P. (unaudited)	5 – 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	22

PART II - Other Information		23 – 25

Exhibits
Ex. 3.1(c) Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008
Ex. 3.2 Second Amended and Restated Limited Partnership Agreement
Ex. 10.4 Form of Subscription Agreement
Ex. 31.1 Certification
Ex. 31.2 Certification
Ex. 32.1 Certification
Ex. 32.2 Certification

PART I
Item 1. Financial Statements
Bristol Energy Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Investment in Master, at fair value	$461,064,530	$338,731,012
Cash	165,479	226,979

Total assets	$461,230,009	$338,957,991

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,441,344	$1,059,244
Advisory fees	766,185	562,931
Administrative fees	191,546	140,733
Other	77,743	140,291
Redemptions payable	11,145,938	4,915,940

Total liabilities	13,622,756	6,819,139

Partners’ Capital:
General Partner 1,885.0346 Unit equivalents outstanding at September 30, 2009 and December 31, 2008	3,182,410	2,764,893
Special Limited Partner 6,142.7300 and 8,230.0213 Redeemable Units outstanding at September 30, 2009 and December 31, 2008, respectively	10,370,464	12,071,466
Limited Partners 257,102.8208 and 216,328.0911 Redeemable Units of Limited Partnership Interest outstanding at September 30, 2009 and December 31, 2008, respectively	434,054,379	317,302,493

Total partners’ capital	447,607,253	332,138,852

Total liabilities and partners’ capital	$461,230,009	$338,957,991

See accompanying notes to financial statements.

Bristol Energy Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income:
Net realized gains (losses) on closed contracts allocated from Master	$25,011,961	$(7,008,809)	$(7,248,956)	$23,684,279
Change in net unrealized gains (losses) on open contracts allocated from Master	(269,646)	(17,360,316)	85,597,002	37,989,829
Interest income allocated from Master	94,498	982,490	249,015	2,715,141
Expenses allocated from Master	(158,588)	(102,089)	(497,969)	(328,407)

Total income (loss)	24,678,225	(23,488,724)	78,099,092	64,060,842

Expenses:
Brokerage commissions	4,160,431	3,092,803	11,181,132	8,038,681
Advisory fees	2,211,477	1,643,654	5,942,717	4,272,341
Administrative fees	552,870	410,914	1,485,680	1,068,084
Other	36,160	107,060	164,680	268,163

Total expenses	6,960,938	5,254,431	18,774,209	13,647,269

Net income (loss) before allocation to Special Limited Partner	17,717,287	(28,743,155)	59,324,883	50,413,573
Allocation to Special Limited Partner	(3,524,558)	—	(6,371,890)	(15,059,328)

Net income (loss) after allocation to Special Limited Partner	14,192,729	(28,743,155)	52,952,993	35,354,245
Additions — Special Limited Partner	3,524,558	—	6,371,890	15,059,328
Additions — General Partner	—	500,000	—	2,000,000
Additions — Limited Partners	50,337,000	46,597,000	98,788,468	100,425,000
Redemptions — Limited Partners	(4,564,652)	(4,297,164)	(32,650,510)	(24,096,670)
Redemptions — Special Limited Partner	(9,994,440)	—	(9,994,440)	—

Net increase (decrease) in Partners’ Capital	53,495,195	14,056,681	115,468,401	128,741,903
Partners’ Capital, beginning of period	394,112,058	319,873,985	332,138,852	205,188,763

Partners’ Capital, end of period	$447,607,253	$333,930,666	$447,607,253	$333,930,666

Net Asset Value per Unit (265,130.5854 and 229,091.7782 Units outstanding at September 30, 2009 and 2008, respectively)	$1,688.25	$1,457.63	$1,688.25	$1,457.63

Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$56.55	$(132.79)	$221.49	$227.58

Weighted average units outstanding	260,414.5657	221,863.3735	244,260.1567	144,369.5542

See accompanying notes to financial statements.

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

1.	General:

Bristol Energy Fund L.P. (formerly, Smith Barney Bristol Energy Fund L.P.) (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity options, commodity futures contracts and swaps contracts on United States exchanges and certain foreign exchanges. In addition, the Master (as defined below) may enter into swap and derivative contracts. The Partnership commenced trading on September 6, 2005. The commodity interests that are traded by the Master (as defined below) are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 400,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) in the Partnership to qualified investors.

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association. Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On December 1, 2005, the Partnership allocated substantially all of its capital to CMF SandRidge Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,410.6191 Reedemable Units of the Master with cash of $14,477,858 and a contribution of open commodity futures and option contracts with a fair value of $(16,018). The Master was formed in order to permit commodity pools managed by SandRidge Capital, L.P. (“SandRidge” or the “Advisor”) using its Energy Program, a proprietary discretionary trading system, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of the Master. In addition, the Advisor is a Special Limited Partner of the Partnership. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of the Master. The Master’s commodity broker is CGM. The General Partner and SandRidge believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2009.

At September 30, 2009 and December 31, 2008, the Partnership owned approximately 74.3% and 75.3%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2009 and December 31, 2008 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through November 16, 2009, which is the date the financial statements were issued. As a result, actual results could differ from these estimates.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. Codification became the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10 Statement of Cash Flows (formerly, FAS No. 102, “ Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

The Master’s Statements of Financial Condition and Schedules of Investments as of September 30, 2009 and December 31, 2008 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2009 and 2008 are presented below:
CMF SandRidge Master Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Equity in trading account:
Cash	$587,216,619	$530,398,527
Cash margin	29,552,327	29,705,022
Net unrealized appreciation on open futures and exchange cleared swap contracts	3,305,396	—
Options owned, at fair value (cost $1,871,000 and $3,510,375 at September 30, 2009 and December 31, 2008, respectively)	1,356,600	4,987,535

Total assets	$621,430,942	$565,091,084

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange cleared swap contracts	$—	$110,973,333
Options written, at fair value (premium $1,262,000 and $3,103,510 at September 30, 2009 and December 31, 2008, respectively)	678,640	4,282,963
Accrued expenses:
Professional fees	73,535	116,342

Total liabilities	752,175	115,372,638

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at September 30, 2009 and December 31, 2008	—	—
Limited Partners’, 279,231.5441 and 247,850.0335 Redeemable Units of Limited Partnership Interest outstanding at September 30, 2009 and December 31, 2008, respectively	620,678,767	449,718,446

Total liabilities and partners’ capital	$621,430,942	$565,091,084

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

CMF SandRidge Master Fund L.P.
Schedule of Investments
September 30, 2009
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures and Exchange Cleared Swap Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Jan. 10 - Dec. 13	21,147	$15,798,188	2.55%
NYMEX Henry Hub Natural Gas Swap March 10 - Dec. 14	5,436	1,320,090	0.21
NYMEX Henry Hub Natural Gas May 10 - April 11	1,247	1,634,496	0.26

Total futures and exchange cleared swap contracts purchased		18,752,774	3.02

Futures and Exchange Cleared Swap Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap Dec. 09 - March 11	9,238	(8,438,433)	(1.36)
NYMEX Henry Hub Natural Gas Swap Jan. 10 - Dec. 13	10,312	68,490	0.01
NYMEX Henry Hub Natural Gas Nov. 09 - Jan. 11	2,572	(6,993,115)	(1.13)
NYMEX Henry Hub Penultimate Dec. 09	272	(84,320)	(0.01)

Total futures and exchange cleared swap contracts sold		(15,447,378)	(2.49)

Options Owned
Puts
Energy	440	641,560	0.10
Calls
Energy	80	715,040	0.12

Total Options Owned		1,356,600	0.22

Options Written
Puts
Energy	360	(678,640)	(0.11)

Total Options Written		(678,640)	(0.11)

Total fair value		$3,983,356	0.64%

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

CMF SandRidge Master Fund L.P.
Schedule of Investments
December 31, 2008
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures and Exchange Cleared Swap Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap April 09 — Dec. 14	30,555	$(72,012,250)	(16.01)%
NYMEX Natural Gas Swap Oct. 09 — Dec. 14	10,464	(43,628,900)	(9.70)
NYMEX Natural Gas Aug. 09 — Oct. 10	6,052	(113,269,862)	(25.19)

Total futures and exchange cleared swap contracts purchased		(228,911,012)	(50.90)

Futures and Exchange Cleared Swap Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap Feb. 09 — Oct. 10	25,108	34,592,590	7.69
NYMEX Henry Hub Natural Gas Feb. 09 — Dec. 12	10,624	42,565,560	9.46
NYMEX Natural Gas Feb. 09 — Sep. 09	6,572	40,779,529	9.07

Total futures and exchange cleared swap contracts sold		117,937,679	26.22

Options Owned
Puts
Energy	730	4,987,535	1.11

Total Options Owned		4,987,535	1.11

Options Written
Calls
Energy	15	(4,380)	(0.00)*
Puts
Energy	1,675	(4,278,583)	(0.95)

Total Options Written		(4,282,963)	(0.95)

Total fair value		$(110,268,761)	(24.52)%

* Due to rounding.

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

CMF SandRidge Master Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$34,278,630	$(8,997,827)	$(7,143,421)	$34,194,475
Change in net unrealized gains (losses) on open contracts	(147,342)	(23,598,267)	114,049,982	55,406,885

Gain (loss) from trading, net	34,131,288	(32,596,094)	106,906,561	89,601,360
Interest income	133,705	1,361,807	349,268	3,970,235

Total income (loss)	34,264,993	(31,234,287)	107,255,829	93,571,595

Expenses:
Clearing fees	180,104	70,981	520,581	256,306
Professional fees	36,975	64,976	154,202	204,331

Total expenses	217,079	135,957	674,783	460,637

Net income (loss)	34,047,914	(31,370,244)	106,581,046	93,110,958
Additions — Limited Partners	61,194,332	54,747,000	151,753,622	121,843,374
Redemptions — Limited Partners	(26,179,748)	(27,931,864)	(87,025,079)	(77,442,484)
Distribution of interest income to feeder funds	(133,705)	(1,361,807)	(349,268)	(3,970,235)

Net increase (decrease) in Partners’ Capital	68,928,793	(5,916,915)	170,960,321	133,541,613
Partners’ Capital, beginning of period	551,749,974	451,990,253	449,718,446	312,531,725

Partners’ Capital, end of period	$620,678,767	$446,073,338	$620,678,767	$446,073,338

Net Asset Value per Redeemable Unit (279,231.5441 and 251,252.6487 Redeemable Units outstanding at September 30, 2009 and 2008, respectively)	$2,222.81	$1,775.40	$2,222.81	$1,775.40

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$125.50	$(131.21)	$409.68	$428.75

Weighted average units outstanding	278,434.7019	249,681.0107	265,282.0809	237,107.3490

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net realized and unrealized gains (losses)*	$81.22	$(127.27)	$278.07	$327.75
Interest income allocated from Master	0.37	4.45	1.03	14.13
Expenses and allocation to Special Limited Partner**	(25.04)	(9.97)	(57.61)	(114.30)

Increase (decrease) for the period	56.55	(132.79)	221.49	227.58
Net Asset Value per Redeemable Unit, beginning of period	1,631.70	1,590.42	1,466.76	1,230.05

Net Asset Value per Redeemable Unit, end of period	$1,688.25	$1,457.63	$1,688.25	$1,457.63

*	Includes Partnership commissions and expenses allocated from Master.

**	Excludes Partnership commissions and expenses allocated from Master and includes allocation to Special Limited Partner.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Ratio to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(6.6)%	(5.4)%	(6.6)%	(5.5)%

Operating expenses	6.7%	6.6%	6.7%	6.8%
Allocation to Special Limited Partner	0.8%	—%	1.7%	5.5%

Total expenses and allocation to Special Limited Partner	7.5%	6.6%	8.4%	12.3%

Total return:
Total return before allocation to Special Limited Partner	4.3%	(8.3)%	16.8%	23.9%
Allocation to Special Limited Partner	(0.8)%	—%	(1.7)%	(5.4)%

Total return after allocation to Special Limited Partner	3.5%	(8.3)%	15.1%	18.5%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net realized and unrealized gains (losses)*	$125.14	$(136.53)	$408.93	$412.53
Interest income	0.49	5.58	1.35	17.10
Expenses **	(0.13)	(0.26)	(0.60)	(0.88)

Increase (decrease) for the period	125.50	(131.21)	409.68	428.75
Distribution of interest income to feeder funds	(0.49)	(5.58)	(1.35)	(17.10)
Net Asset Value per Redeemable Unit, beginning of period	2,097.80	1,912.19	1,814.48	1,363.75

Net Asset Value per Redeemable Unit, end of period	$2,222.81	$1,775.40	$2,222.81	$1,775.40

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Ratios to average net assets:***
Net investment income (loss) ****	(0.1)%	1.1%	(0.1)%	1.2%

Operating expense	0.1%	0.1%	0.2%	0.2%

Total return	6.0%	(6.9)%	22.6%	31.4%

***	Annualized.

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master feeder” structure. The results of the Partnership’s investment in the Master are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures contracts on the Statements of Financial Condition as the criteria under ASC 210-20 Balance Sheet (formerly, FIN No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the nine months ended September 30, 2009 and the year ended December 31, 2008, based on a monthly calculation, were $7,133,123 and $24,035,939, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at September 30, 2009 and December 31, 2008, were $3,983,356 and $(110,268,761), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

Brokerage commissions are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions.
The Master adopted ASC 815-10, Derivatives and Hedging (formerly, FAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815-10 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The contracts outstanding at the period ended September 30, 2009, are indicative of volume traded during the period. See the Schedule of Investments. The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

	September 30, 2009		September 30, 2009
Assets		Assets
Futures and Exchange Cleared Swap Contracts		Options Owned
Energy	$27,895,589	Energy	$1,356,600

Total unrealized appreciation on open futures and exchange cleared swap contracts	$27,895,589	Options owned	$1,356,600	**

Liabilities		Liabilities
Futures and Exchange Cleared Swap Contracts		Options Written
Energy	$(24,590,193)	Energy	$(678,640)

Total unrealized depreciation on open futures and exchange cleared swap contracts	$(24,590,193)	Options written	$(678,640	)***

Net unrealized appreciation on open futures contracts	$3,305,396 *

*	This amount is included in “Net unrealized appreciation on open futures and exchange cleared swap contracts” on the Statements of Financial Condition.

**	This amount is included in “options owned at fair value” on the Statements of Financial Condition.

***	This amount is included in “options written at fair value” on the Statements of Financial Condition.
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2009.

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Energy	$34,131,288	$106,906,561

Total	$34,131,288	$106,906,561

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

4.	Fair Value Measurements:

Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2008.

Fair Value Measurements.  The Partnership adopted ASC 820-10, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820-10, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership values investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2009 and December 31, 2008, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	9/30/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$461,064,530	$—	$461,064,530	$—

Total fair value	$461,064,530	$—	$461,064,530	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$338,731,012	$—	$338,731,012	$—

Total fair value	$338,731,012	$—	$338,731,012	$—

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

Investments.   The Master values its investments as described in Note 2 of the Master’s notes to the annual financial statements as of December 31, 2008. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Fair Value Measurements.  The Master adopted ASC 820-10 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820-10, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2009 and December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	9/30/2009	(Level 1)	(Level 2)	(Level 3)
Assets
Futures and Exchange Cleared Swaps	$3,305,396	$3,305,396	$—	$—
Options owned	1,356,600	1,356,600	—	—

Total assets	$4,661,996	$4,661,996	$—	$—

Liabilities
Options written	$678,640	$678,640	$—	$—

Total liabilities	678,640	678,640	—	—

Total fair value	$3,983,356	$3,983,356	$—	$—

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Options owned	$4,987,535	$4,987,535	$—	$—

Total assets	$4,987,535	$4,987,535	$—	$—

Liabilities
Futures and Exchange Cleared Swaps	$110,973,333	$110,973,333	$—	$—
Options written	4,282,963	4,282,963	—	—

Total liabilities	115,256,296	115,256,296	—	—

Total fair value	$(110,268,761)	$(110,268,761)	$—	$—

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Master’s counterparty is an exchange or clearing organization.

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees as described in ASC 460-10 Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the third quarter of 2009.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, additions, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2009, Partnership’s capital increased 34.8% from $332,138,852 to $447,607,253. This increase was attributable to a net income from operations of $52,952,993 coupled with additional sales of 61,336.7290 Redeemable Units of Limited Partnership Interest totaling $98,788,468 and the allocation of 3,832.7087 Redeemable Units of Special Limited Partnership Interest totaling $6,371,890. This was partially offset by the redemption of 20,561.9993 Redeemable Units of Limited Partnership Interest totaling $32,650,510 and 5,920.0000 Redeemable Units of Special Limited Partnership Interest totaling $9,994,440. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on futures trading, interest income, expenses, redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2009, the Master’s capital increased 38.0% from $449,718,446 to $620,678,767. This increase was attributable to a net income from operations of $106,581,046 coupled with additional sales of 75,164.4356 Redeemable Units totaling $151,753,622, which was partially offset by the redemption of 43,782.9250 Redeemable Units totaling $87,025,079 and distribution of interest income to feeder funds totaling $349,268 to the limited partners of the Master. Future redemptions can impact the amount of funds available for investments in commodity positions in subsequent periods.

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
     Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10.
     Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2008.
     Fair Value Measurements. The Partnership adopted ASC 820-10 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed by ASC 820-10, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the period ended September 30, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

      The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the period ended September 30, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Options. The Master may purchase and write (sell) both exchange listed and over-the-counter options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
     In 2007, the Partnership adopted ASC 740-10 Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of ASC 740-10 and has concluded that the adoption of ASC 740-10 had no impact on the operations of the Partnership for the nine months ended September 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2005.
     Recent Accounting Pronouncements. In 2009, the Partnership adopted ASC 820-10-65 Fair Value Measurements (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65 reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820-65 also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of ASC 820-65 is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of ASC 820-65 had no effect on the Partnership’s Financial Statements.
     Subsequent Events. In 2009, the Partnership adopted ASC 855-10, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855-10 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

Results of Operations

During the Partnership’s third quarter of 2009, the Net Asset Value per Redeemable Unit increased 3.5% from $1,631.70 to $1,688.25 as compared to a decrease of 8.3% in the third quarter of 2008. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2009 of $24,742,315. Gains were primarily attributable to the trading of futures and options in NYMEX Natural Gas, NYMEX Heating Oil and ICE Natural Gas. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2008 of $24,369,125. Losses were primarily attributable to the trading of commodity futures in ICE Natural Gas and NYMEX Natural Gas.
          Markets around the world rose again in the third quarter of 2009. Economic activity in the U.S. further stabilized with many important sectors of the economy demonstrating marked improvements over the depressed levels reached earlier this year. The overall economy continued to face headwinds with employment further contracting, albeit at a much slower pace. Consumer confidence has bounced off record lows but remains well below historical averages. The Partnership realized gains for the quarter as gains in July and August offset losses in September.
          Natural gas prices fell from $3.835 to a low of 3.227 on July 13; a lower than expected storage injection of 90 bcf for the 4th of July holiday week sent prices higher to $3.668 and ultimately to a monthly high of $3.904. Cooler weather and continued looseness in the supply and demand balance returned control to the fundamentals, and natural gas declined into expiration at $3.379. The Partnership’s performance benefited from bearish flat price, option, and spread positions in July. However, the price trend reversed in early August as prices spiked during the first part of the month, rising from $3.65 to $4.160. A larger than expected EIA injection pushed prices lower and eventually back through the July close of $3.65. The contract low was set on expiration at $2.692, and the final settle for the Sep-09 contract was $2.872. The Partnership realized some losses early in the month but turned to profits as the fundamental themes of high storage and loose supply and demand balances materialized in these final months of the injection season.
          Small losses were realized in September to end the quarter. The year-over-year storage surplus was relatively unchanged for the month as incremental demand due to coal switching and supply reductions kept injections closer to the Sep-2008 hurricane-reduced storage injections. The natural gas market experienced the containment levels as anticipated, although the net results of containment were not as severe as some had forecasted. Supply and demand balancing mechanisms such as coal-to-natural gas switching in the power generation stack, increased industrial demand in the petrochemical sector, voluntary production curtailments, and pipe line operational flow orders significantly reduced storage injections. Cash at the Henry Hub traded near $1.800/mmbtu over the Labor Day holiday. Transport spreads across the country collapsed and natural gas traded at approximately the same price at most locations. Natural gas prices plummeted into Labor Day weekend with the October contract trading as low as $2.400/mmbtu. A tighter supply and demand balance led prices higher. Some lingering power demand helped the market tighten further. October natural gas rallied for the remainder of the month, settling at $3.730. November natural gas was $1.100 higher than October at expiration. With higher winter prices, the supply and demand balance could return to a looser state. With most of the bearish point-of-view having played out into September contract expiration, the Partnership positions had been greatly reduced. The slightly negative performance was a result of adverse flat price and spread movements against the smaller bearish positions that remained.

During the nine months ended September 30, 2009 the Net Asset Value per Redeemable Unit increased 15.1% from $1,466.76 to $1,688.25 as compared to an increase of 18.5% during the nine months ended September 30, 2008. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees for the nine months ended September 30, 2009 of $78,348,046. Gains were primarily attributable to the trading of futures and options in NYMEX Natural Gas, ICE Natural Gas, NYMEX Heating Oil, and NYMEX Gasoline . The Partnership, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees for the nine months ended September 30, 2008 of $61,674,108. Gains were primarily attributable to the trading of commodity futures in ICE Natural Gas, NYMEX Natural Gas and were partially offset by losses in NYMEX Crude Oil.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills Purchased may be retained by CGM and/or credited to the General Partner. Interest income allocated from the Master for the three and nine months ended September 30, 2009 decreased by $887,992 and $2,466,126, respectively, as compared to the corresponding periods in 2008. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions for the three and nine months ended September 30, 2009 increased by $1,067,628 and $3,142,451, respectively, as compared to the corresponding periods in 2008. The increase in brokerage commissions is due to higher average net assets during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.
Advisory fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Advisory fees for the three and nine months ended September 30, 2009 increased by $567,823 and $1,670,376, respectively, as compared to the corresponding periods in 2008. The increase in advisory fees is due to higher average net assets during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 2009 increased by $141,956 and $417,596, respectively, as compared to the corresponding periods in 2008. The increase in administrative fees is due to higher average net assets during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. The profit share allocation accrued for the three and nine months ended September 30, 2009 was $3,524,558 and $6,371,890, respectively. The profit share allocation accrued for the three and nine months ended September 30, 2008 was $0 and $15,059,328, respectively.

In allocating the assets of the Partnership among the trading advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional advisors at any time.

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

The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2009, and the highest, lowest and average values during the three months ended September 30, 2009. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. As of September 30, 2009, the Master’s total capitalization was $620,678,767. The Partnership invests substantially all of its assets in the Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Master as of September 30, 2009 was as follows:

September 30, 2009
(Unaudited)

			Three Months Ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$25,720,664	4.14%	$25,720,664	$18,754,664	$24,319,593

Total	$25,720,664	4.14%

* Average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. There are no material legal proceedings pending against the Partnership and the General Partner.
Subprime Mortgage-Related Litigation
     On August 31, 2009, Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.
     On July 27, 2009, Utah Retirement Systems v. Strauss, et al. was filed in the United States District Court for the Eastern District of New York asserting, among other claims, claims under the Securities Act of 1933 and Utah state law arising out of an offering of American Home Mortgage common stock underwritten by CGM.
     On July 31, 2009, the United States District Court for the Eastern District of New York entered an order preliminarily approving settlements reached with all defendants (including Citigroup and CGM) in In Re American Home Mortgage Securities Litigation.
     On August 5, 2009, the underwriter defendants, including CGM, moved to dismiss the consolidated amended complaint in In Re American International Group, Inc. 2008 Securities Litigation.
Auction Rate Securities—Related Litigation and Other Matters
     On July 23, 2009, the Judicial Panel on Multidistrict Litigation issued an order transferring K-V Pharmaceutical Co. v. CGMI from the United States District Court for the Eastern District of Missouri to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation. On August 24, 2009, CGM moved to dismiss the complaint.
     On September 11, 2009, the United States District Court for the Southern District of New York dismissed without prejudice the complaint in In Re Citigroup Auction Rate Securities Litigation. On October 15, 2009, lead plaintiff filed a second consolidated amended complaint asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934.
     On October 2, 2009, the Judicial Panel on Multidistrict Litigation transferred Ocwen Financial Corp., et al. v. CGMI to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation.
Other Matters
     On September 14, 2009, defendants filed a motion to dismiss the amended complaint in ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al..
Adelphia Communications Corporation
     Trial of the Adelphia Recovery Trust’s claims against Citigroup and numerous other defendants is scheduled to begin in April 2010.
IPO Securities Litigation
     In October 2009, the District Court entered an order granting final approval of the settlement.
Other Matters
     Investors in municipal bonds and other instruments affected by the collapse of the credit markets have sued Citigroup on a variety of theories. On August 10, 2009, certain such investors, a Norwegian securities firm and seven Norwegian municipalities, filed an action—Terra Securities Asa Konkursbo, et al. v. Citigroup Inc., et al.—in the United States District Court for the Southern District of New York against Citigroup, CGM and Citigroup Alternative Investments LLC, asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934 and state law arising out of the municipalities’ investment in certain notes. On October 7, 2009, defendants filed a motion to dismiss.

Item 1A.	Risk Factors

The following disclosure supplements the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Forms 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

Speculative position and trading limits may reduce profitability. The Commodity Futures Trading Commission (“CFTC”) and U.S. exchanges have established speculative position limits on the maximum net long or net short position which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership and the Master may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership and the Master by increasing transaction costs to liquidate positions and foregoing potential profits.

Regulatory changes could restrict the Partnership’s operations. Regulatory changes could adversely affect the Partnership and the Master by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership and the Master; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership and the Master) in futures and OTC markets. One of the proposals would authorize the CFTC and the Commission to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2009, there were additional sales of 30,142.2359 Redeemable Units of Limited Partnership Interest totaling $50,337,000 and 2,087.6990 Redeemable Units of Special Limited Partnership totaling $3,524,558. The Redeemable Units and the redeemable units of Special Limited Partnership Interest were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable units and the redeemable units of Special Limited Partnership Interest were purchased by accredited investors as defined in Regulation D, as well as by a smaller number of persons who are non-accredited investors.

Proceeds from the sale of additional Redeemable Units and the redeemable units of Special Limited Partnership Interest are used in the trading of commodity interests, including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable Units	Dollar Value) of
	(a) Total		Purchased as Part	Redeemable Units that
	Number of	(b) Average	of Publicly	May Yet Be
	Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2009 - July 31, 2009	1,312.9801	$1,668.03	N/A	N/A
August 1, 2009 - August 31, 2009	718.6462	$1,701.90	N/A	N/A
September 1, 2009 - September 30, 2009	6,602.0659	$1,688.25	N/A	N/A
Total	8,633.6922	$1,686.31

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

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information — None

Item 6. Exhibits
Exhibit

3.1	(a)	Certificate of Limited Partnership dated April 15, 2005 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed herewith).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009).

3.2		Second Amended and Restated Limited Partnership Agreement (filed herewith).

10.1	(a)	Advisory Agreement among the Partnership, Citigroup Managed Futures LLC and SandRidge Capital, LP (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Letter from the General Partner to SandRidge Capital, LP extending the Advisory Agreement from July 1, 2008 to June 30, 2009 (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 31, 2009 and incorporated herein by reference).

10.2	(a)	Customer Agreement between the Partnership, Citigroup Managed Futures LLC and CGM (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Addendum to the Customer Agreement between the Partnership, Citigroup Managed Futures LLC and CGM (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3		Amended and Restated Agency Agreement between the Partnership, Citigroup Managed Futures LLC and CGM (filed as Exhibit 10.3 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4		Form of Subscription Agreement (filed herewith).

10.5		Joinder Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report of Form 10-Q for the quarterly period ended June 30, 2009 and incorporated herein by reference).

31.1		Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2		Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1		Section 1350 Certification (Certification of President and Director).

32.2		Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL ENERGY FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date: November 16, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 16, 2009