Form 10-K
period 2009-12-31
BRISTOL ENERGY FUND LP
filed 2010-03-31
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-52602
BRISTOL ENERGY FUND L.P.

(Exact name of registrant as specified in its charter)

New York	20-2718952

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Ceres Managed Futures LLC
55 East 59th Street - 10th Floor
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
Yes                No   X
Limited Partnership Redeemable Units with an aggregate value of $488,588,909 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second calendar month.
As of February 28, 2010, 301,084.7177 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]

PART I
Item 1. Business.
     (a) General Development of Business. Bristol Energy Fund L.P., formerly Smith Barney Bristol Energy Fund L.P. (the “Partnership”), is a limited partnership organized on April 20, 2005 under the partnership laws of the state of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including options, commodity futures contracts, forwards and swap contracts on United States exchanges and certain foreign exchanges. In addition, the Master (as defined below) may enter into swap and derivative contracts. The commodity interests that are traded by the Partnership, through the Master, are volatile and involve a high degree of market risk.
     Between May 15, 2005 (commencement of the offering period) and September 1, 2005, 11,925 redeemable units of Limited Partnership Interest (“Redeemable Units”) were sold at $1,000 per Redeemable unit. The proceeds of the initial offering were held in an escrow account until September 6, 2005 at which time they were remitted to the Partnership for trading. The Partnership was authorized to sell 100,000 Redeemable Units of Limited Partnership Interest during its initial offering period. The Partnership privately and continously offers up to 400,000 Redeemable Units in the Partnership to qualified investors. There is no maximum number of units that may be sold by the Partnership. Sales and redemptions of Redeemable Units and general partner contributions and redemptions for the years ended December 31, 2009, 2008 and 2007 are reported in the Statements of Changes in Partners’ Capital on page F-11 under “Item 8. Financial Statements and Supplementary Data.”
     Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
     On December 1, 2005, the Partnership allocated substantially all of its capital to CMF SandRidge Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the state of New York. The Partnership purchased 14,410.6191 units of the Master with cash equal to $14,477,858 and a contribution of open commodity futures and option positions with a fair value of $(16,018). The Master was formed in order to permit commodity pools managed now or in the future by SandRidge Capital, L.P. (“SandRidge” or the “Advisor”) using its Energy Program, a proprietary discretionary trading system, to invest together in one trading vehicle. A description of the trading activities and focus of the Advisor is included on page 8 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, the Advisor is a Special Limited Partner (defined herein) of the Partnership. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of the Master. The General Partner and SandRidge believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.
      The General Partner is not aware of any material changes to the trading program discussed above during the fiscal year ended December 31, 2009.
      For the period January 1, 2009 through December 31, 2009, the approximate average market sector allocation for the Partnership was 100% energy.
     At December 31, 2009 and 2008, the Partnership owned approximately 70.1% and 75.3%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.
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

     Under the Limited Partnership Agreement, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership including selecting one or more trading advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/24 of 1% (0.5% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.
     The General Partner has entered into a management agreement (the “Management Agreement”) with SandRidge, a registered commodity trading advisor. SandRidge is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. Pursuant to the terms of the Management Agreement, the Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to Sand Ridge. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.
     In addition, SandRidge is a special limited partner (the “Special Limited Partner”) of the Partnership and will receive a quarterly profit share allocation to its capital account in the Partnership in the form of units of the Partnership, the value of which shall be equal to 20% of New Trading Profits, as defined in the Management Agreement earned on behalf of the Partnership during each calendar quarter and are issued as Special Limited Partners Redeemable Units. The Advisor will not receive until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
     The Partnership has entered into a customer agreement with CGM (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage commission equal to 5/16 of 1% (3.75% per year) of month-end Net Assets, allocated pro rata from the Master, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating the brokerage commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage commission, management fee, profit share allocation accrual, the General Partner’s administrative fee, other expenses and any redemptions or distributions as of the end of such month. Brokerage commission will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. CGM will pay a portion of its brokerage commissions to financial advisors who have sold Redeemable Units and in the Partnership. All NFA fees, exchange fees, clearing fees, give-up fees, user fees and floor brokerage fees (collectively the “clearing fees”), will be borne by the Master and allocated to the Partnership through its investment in the Master. All of the Partnership’s assets, not held in the Master’s account at CGM, are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM has agreed to pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Master’s account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM will pay such interest to the Partnership out of its own funds whether or not it is able to earn the interest it has obligated itself to pay. Alternatively, CGM may place up to all the Master’s assets in 90 day U.S. Treasury bills and pay the Partnership its allocable share of 80% of the interest earned on Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or creadited to the General Partner. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.
     (b) Financial Information about Industry Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2009, 2008 and 2007 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2009 was $470,599,506.
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
     The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Master. Market prices can be influenced by, among other things, changing supply and demand relationship, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, weather and climate conditions, insects and plant disease, purchases and sales by foreign countries and changing interest rates.
     An investor may lose all of its investment.
     Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Partnership.
     The Partnership will pay substantial fees and expenses regardless of profitability.
     Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage and management fees. Fees will be paid to the trading advisor even if the Partnership experiences a net loss for the full year.
     An investor’s ability to redeem or transfer units is limited.
     An investor’s ability to redeem Redeemable units is limited and no market exists for the Redeemable Units.
     Conflicts of interest exist.
     The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:
1.	The General Partner and commodity broker are affiliates;

2.	The Advisor, the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account.
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
      Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets. One of the proposals would authorize the CFTC and the Commission to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.
      Speculative position and trading limits may reduce profitability.
      The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures. The trading instructions of an Advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

Item 2. Properties.
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, Citigroup.
Item 3. Legal Proceedings.
     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
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

Mutual Funds
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
FINRA Settlement
     On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which Citigroup Global Markets, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that Citigroup Global Markets failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. Citigroup Global Markets was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
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
     On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the SEC, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par Auction Rate Securities from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased Auction Rate Securities from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
Subprime-Mortgage Related Actions
     Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
Credit Crisis Related Matters
     Beginning in the fourth quarter of 2007, certain of Citigroup’s, and Citigroup Global Market’s regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including Citigroup Global Markets, are involved in discussions with certain of its regulators to resolve certain of these matters.
     Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.
     In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the general partner believes do not have a material effect on the business of CGM.
Item 4. [Removed and Reserved].

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of December 31, 2009 was 3,504.

(c)	Dividends. The Partnership did not declare a distribution in 2009, 2008 or 2007. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensatory Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities. For the year ended December 31, 2009, there were additional sales of 94,176.4822 Redeemable Units totaling $154,716,468, General Partner contributions representing 1,461.7931 Unit equivalents totaling $2,500,000 and an allocation of 3,832.7087 Redeemable Units of Special Limited Partner Interest totaling $6,371,890. For the year ended December 31, 2008, there were additional sales of 80,923.5894 Redeemable Units totaling $120,116,000, General Partner contributions representing 1,320.0586 Unit equivalents totaling $2,000,000 and an allocation of 10,030.0211 Redeemable Units of Special Limited Partner Interest totaling $15,059,328. For the year ended December 31, 2007, there were additional sales of 42,292.4431 Redeemable Units totaling $50,824,256 and an allocation of 1,666.1246 Redeemable Units of Special Limited Partner Interest totaling $2,014,644.

The Redeemable Units and the redeemable units of Special Limited Partnership Interest were purchased by accredited investors as described in Regulation D.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Redeemable Units	Value) of Redeemable
	(a) Total Number	(b) Average	Purchased as Part of	Units that May Yet Be
	of Redeemable Units	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
October 1, 2009 - October 31, 2009	4,313.8632	$1,705.52	N/A	N/A
November 1, 2009 - November 30, 2009	5,038.9139	$1,717.34	N/A	N/A
December 1, 2009 - December 31, 2009	4,127.9501	$1,645.73	N/A	N/A
Total	13,480.7272	$1,691.63

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, but to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.
     Net realized and unrealized trading gains (losses), interest income, net income (loss) , increase (decrease) in Net Asset Value per Redeemable Unit and Net Asset Value per Unit for the years ended December 31, 2009, 2008, 2007, 2006 and for the period September 6, 2005 (commencement of trading operations) to December 31, 2005, and total assets at December 31, 2009, 2008, 2007, 2006 and 2005 were as follows:

	2009	2008	2007	2006	Period from September 6, 2005 (commencement of trading operations) to December 31, 2005
Net realized and unrealized trading gains (losses) net of expenses allocated from the Master and brokerage commissions (including clearing fees) of $15,712,498, $11,245,204, $6,869,475, $3,746,194 and $208,427, respectively	$57,088,217	$57,508,623	$19,685,242	$(1,037,567)	$770,431
Interest income allocated from Master	276,735	2,824,017	6,174,844	3,873,346	120,495

	$57,364,952	$60,332,640	$25,860,086	$2,835,779	$890,926

Net income (loss) before allocation to Special Limited Partner	$46,693,535	$52,530,383	$20,972,211	$207,112	$753,747

Allocation to Special Limited Partner	(6,371,890)	(15,059,328)	(2,014,644)	(659,994)	(126,933)

Net income (loss) after allocation to Special Limited Partner	$40,321,645	$37,471,055	$18,957,567	$(452,882)	$626,814

Increase (decrease) in Net Asset Value per Unit	$178.97	$236.71	$131.40	$59.66	$45.28

Net Asset Value per Unit	$1,645.73	$1,466.76	$1,230.05	$1,098.65	$1,038.99

Total assets	$479,968,308	$338,957,991	$207,910,511	$156,089,358	$15,345,203

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Overview
     The Partnership, through its investment in the Master, seeks to achieve substantial capital appreciation through speculative trading directly or indirectly in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Master may employ futures, options on futures, and forward, spot and swap contracts in those markets.
     The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to SandRidge. The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use propriety technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.
     Responsibilities of the General Partner include:
•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the Management Agreement; and

•	monitoring the activity of the Advisor.
     In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation from time to time in connection with the operation of the Partnership/Master. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.
     The General Partner shall seek the best prices and services available in its commodity futures brokerage transactions.
   SandRidge Capital, L.P.
     Since December 1, 2005, SandRidge has traded the Partnership’s assets in accordance with its Energy Program, a discretionary trading program. SandRidge will primarily attempt to achieve the Partnership’s objective through the speculative trading of energy-related commodity interests, including, but not limited to, natural gas, crude oil, heating oil and gasoline. With the prior approval of the General Partner, SandRidge may trade in other commodity interests that are now traded, or may be traded in the future, on exchanges and markets located in the United States and abroad.
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
     As a managed futures partnership, the Partnership’s/Master’s performance is dependent upon the successful trading of the Partnership’s Advisor to achieve the Partnership’s/Master’s objectives. It is the business of the General Partner to monitor the Advisor’s performance to assure compliance with the Partnership’s/Master’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s/Master’s objectives. Based on 2009 results, the General Partner continues to believe the Advisor and the Energy Program have met the Partnership’s/Master’s objectives and expects to continue to allocate the Partnership’s/Master’s assets to the Advisor and this program unless otherwise indicated.
     (a) Liquidity.
     The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master, cash and distributions receivable. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2009.
     To minimize this risk relating to low margin deposits, the Master follows certain trading policies, including:
(i)	The Master invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 ⅔% of the Master’s net assets allocated to that Advisor.

(iii)	The Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Master does not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Master does not utilize borrowings other than short-term borrowings if the Master takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. “Spreads” and “straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Master will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.
     Form January 1, 2009 through December 31, 2009, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 5.2%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.
      The Advisor will concentrate the Partnership’s/Master’s trading in energy related markets. Concentration in a limited number of commodity interests may subject the Partnership’s/Master’s account to greater volatility than if in a more diversified portfolio of contracts were traded on behalf of the Partnership/Master.
     As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees as described in ASC 460 Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).
     The General Partner monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes, that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to the financial statements.)

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
     (ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses allocated from the Master on trading and by expenses, interest income allocated from the Master, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage commissions, advisory fees and administrative fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.
     No forecast can be made as to the level of redemptions in any given period. A Limited Partner may require the Partnership to redeem some or all of its Redeemable Units at their Net Asset Value as of the last day of each month on ten days notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2009, 28,700.7737 Redeemable Units were redeemed totaling $46,455,006 and 11,261.9528 Redeemable Units of Special Limited Partner Interest were redeemed totaling $18,994,343. For the year ended December 31, 2008, 28,475.0102 Redeemable Units were redeemed totaling $41,596,424 and 4,169.3687 Redeemable Units of Special Limited Partner Interest were redeemed totaling $6,099,870. For the year ended December 31, 2007, 16,846.5648 Redeemable Units were redeemed totaling $20,091,388.
      Redeemable Units were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).
     For the year ended December 31, 2009, there were additional sales of 94,176.4822 Redeemable Units totaling $154,716,468, General Partner contributions representing 1,461.7931 Unit equivalents totaling $2,500,000 and an allocation of 3,832.7087 Redeemable Units of Special Limited Partner Interest totaling $6,371,890. For the year ended December 31, 2008, there were additional sales of 80,923.5894 Redeemable Units totaling $120,116.000, General Partner contributions representing 1,320.0586 Unit equivalents totaling $2,000,000 and an allocation of 10,030.0211 Redeemable Units of Special Limited Partner Interest totaling $15,059,328. For the year ended December 31, 2007, there were additional sales of 42,292.4431 Redeemable Units totaling $50,824,256 and an allocation of 1,666.1246 Redeemable Units of Special Limited Partner Interest totaling $2,014,644.
     (c) Results of Operations.
     For the year ended December 31, 2009, the Net Asset Value per Redeemable Unit increased 12.2% from $1,466.76 to $1,645.73. For the year ended December 31, 2008, the Net Asset Value per Redeemable Unit increased 19.2% from $1,230.05 to $1,466.76. For the year ended December 31, 2007, the Net Asset Value per Redeemable Unit increased 12.0% from $1,098.65 to $1,230.05.
     The Partnership, through its investment in the Master, experienced a net trading gain of $73,411,677 before commissions and expenses for the year ended December 31, 2009. Gains were primarily attributable to the Master’s trading of NYMEX Natural Gas, ICE Natural Gas, NYMEX Gasoline and NYMEX Heating Oil.
     The Partnership posted gains for the year 2009, as profits accumulated from fundamental trading in natural gas. The strategy realized most of the profits in the energy sector by capturing a meaningful part of the bearish trend in the first eight months of the year as natural gas prices tumbled from $5.971 to about $2.977 per month. Prices stabilized in late summer and rebounded in September. Natural gas prices plummeted through Labor Day weekend with the October contract trading as low as $2.400/mmbtu. A tighter supply and demand balance led prices higher. Some lingering power demand helped the market tighten further. The Partnership continued to capture profits as the rally continued. The Partnership suffered losses in December. With large storage balances at the beginning of the month and a relatively bearish supply and demand balance (using normal weather assumptions), the portfolio contained a bearish bias. Unfortunately, the apparent tightening in the supply and demand balance and larger storage withdrawals have been a factor of the extreme cold weather, reducing the Partnership’s profit for the year.
     The Partnership, through its investment in the Master, experienced a net trading gain of $69,232,908 before commissions and expenses for the year ended December 31, 2008. Gains were primarily attributable to the Masters trading of NYMEX Natural Gas and ICE Natural Gas, and were partially offset by losses in NYMEX Crude Oil.
     The Partnership posted gains for the year 2008 as profits accumulated from the Master’s trading in natural gas. The strategy realized most of the profits in the energy sector by capturing a meaningful part of the bearish trend in the first half of the year as natural gas prices plunged from $14 to about $7 per month. Prices stabilized in late summer and remained range bound for the balance of the year, slightly offsetting gains for the portfolio. The milder weather year-over-year also added to the storage deficit decline, providing basis for traders to speculate a storage surplus by the end of the injection season. While prices continued to trade lower, sharp reversals on concerns over hurricane storm risk created a difficult trading environment for the strategy.
     Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocable share of 80% of the interest earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income allocated from the Master for the three and twelve months ended December 31, 2009 decreased by $81,156 and $2,547,282, respectively, as compared to the corresponding period in 2008. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2009, as compared to the corresponding periods in 2008. Interest earned by the Partnership will increase the net asset value of the Partnership.
     Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions for the three and twelve months ended December 31, 2009 increased by $1,324,843 and $4,467,294, respectively, as compared to the corresponding periods in 2008. The increase in brokerage commissions is due to higher average net assets during the three and twelve months ended December 31, 2009, as compared to the corresponding periods in 2008.
     Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and twelve months ended December 31, 2009 increased by $704,697 and $2,375,073, respectively, as compared to the corresponding periods in 2008. The increase in Management fees is due to higher average net assets during the three and twelve months ended December 31, 2009, as compared to the corresponding periods in 2008.
     Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and twelve months ended December 31, 2009 increased by $176,174 and $593,770, respectively, as compared to the corresponding periods in 2008. The increase in administrative fees is due to higher average net assets during the three and twelve months ended December 31, 2009, as compared to the corresponding periods in 2008.
     Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the Management Agreement. The profit share allocation accrued for the three and twelve months ended December 31, 2009 was $0 and $6,371,890, respectively. The profit share allocation accrued for the three and twelve months ended December 31, 2008 was $0 and $15,059,328, respectively.
     The Partnership, through its investment in the Master’ experienced a net trading gain of $27,171,666 before commissions and expenses for the year ended December 31, 2007. Gains were primarily attributable to the Master’s trading of gasoline, NYMEX Natural Gas, and were partially offset by losses in NYMEX Crude Oil and NYMEX Unleaded Gas.
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
     In the General Partner’s opinion, the Advisor continues to employ its trading methods in a consistent and disciplined manner and its results are consistent with the objectives of the Partnership and expectations for the Advisor’s programs. The General Partner continues to monitor the Advisor’s performance on a daily, weekly, monthly and annual basis.
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

      In allocating substantially all of the assets of the Partnership to the Master, the General Partner considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor and allocate assets to additional advisors at any time.
     (d) Off-balance sheet Arrangements. None
     (e) Contractual Obligations . None
     (f) Operational Risk
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
     (g) Critical Accounting Policies.
     Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.
     Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).
     Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.
     Partnership’s and Master’s Fair Value Measurements. The Partnership and the Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Master did not apply the deferral allowed by ASC 820, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2009 and 2008, the Partnership did not hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
      The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and 2008, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Master trades futures contracts. Exchange cleared swaps included in futures and exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.
     Options. The Master may purchase and write (sell)  both exchange listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
     In 2007, the Partnership adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.
     Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statement.
     Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Partnership’s financial statements disclosures.
     In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
      Certain prior period amounts have been reclassified to conform to the current year presentation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Introduction
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
     The risk to the Limited Partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.
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
   Quantifying the Partnership’s/Master’s Trading Value at Risk
     The following quantitative disclosures regarding the Master’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).
     The Master’s risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Master’s mark-to-market accounting, any loss in the fair value of the Master’s open portion is directly reflected in the Partnership’s earnings (realized or unrealized allocated from the Master).
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
     In the case of market sensitive instruments which are not exchange traded, the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.
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

   The Master’s Trading Value at Risk in Different Market Sectors
     Value at risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2009 and 2008, and the highest, lowest and average value at any point during the year. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2009, the Master’s total capitalization was $684,909,493 and the Partnership owned approximately 70.1% of the Master. The Partnership invests substantially all of its assets in the Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Master as of December 31, 2009 was as follows:
December 31, 2009

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$19,220,494	2.81%	$40,574,022	$11,157,117	$24,955,810

Total	$19,220,494	2.81%

*	Annual average of month-end value at risk
     As of December 31, 2008, the Master’s total capitalization was $449,718,446 and the Partnership owned approximately 75.3% of the Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly in the Master as of December 31, 2008 was as follows:
December 31, 2008

				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Energy	$25,819,902	5.74%	$48,324,167	$12,297,376	$27,673,738

Total	$25,819,902	5.74%

*	Annual average of month-end value at risk

   Material Limitations on Value at Risk as an Assessment of Market Risk
     The face value of the market sector instruments held by the Master is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Master. The magnitude of the Master’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Master to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Master — give no indication of this “risk of ruin.”
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
     The following were the primary trading risk exposures of the Master as of December 31, 2009, by market sector.
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

Item 8. Financial Statements and Supplementary Data.
BRISTOL ENERGY FUND L.P.
INDEX TO FINANCIAL STATEMENTS

Page
Number

Oath or Affirmation	F-2

Management’s Report on Internal Control over Financial Reporting	F-3

Reports of Independent Registered Public Accounting Firms	F-4 – F-8

Statements of Financial Condition at December 31, 2009 and 2008	F-9

Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007	F-10

Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007	F-11

Notes to Financial Statements	F-12 – F-21

Selected Unaudited Quarterly Financial Data	F-22

Financial Statements of CMF SandRidge Master Fund L.P.

Oath or Affirmation	F-23

Reports of Independent Registered Public Accounting Firms	F-24 – F-26

Statements of Financial Condition at December 31, 2009 and 2008	F-27

Condensed Schedule of Investments at December 31, 2009 and 2008	F-28 - F-29

Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007	F-30

Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007	F-31

Notes to Financial Statements	F-32 - F-39

Selected Unaudited Quarterly Financial Data	F-40

To the Limited Partners of
Bristol Energy Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
Bristol Energy Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Management’s Report on Internal Control over
Financial Reporting

The management of Bristol Energy Fund L.P. (formerly, Smith Barney Bristol Energy Fund L.P.), (the Partnership), Ceres Managed Futures LLC (formerly, Citigroup Managed Futures LLC), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

(iii) provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Bristol Energy Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2009 based on the criteria referred to above.

The Partnership’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009, as stated in their report dated March 19, 2010 which appears herein.

Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
Bristol Energy Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Bristol Energy Fund L.P.:
We have audited the accompanying statement of financial condition of Bristol Energy Fund L.P. (the “Partnership”) as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. We also have audited the Partnership’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership’s internal control over financial reporting based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, respectively, expressed unqualified opinions on those statements.
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
A partnership’s internal control over financial reporting is a process designed by, or under the supervision of, the partnership’s principal executive and principal financial officers, or persons performing similar functions, and effected by the partnership’s general partner, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and general partner of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bristol Energy Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Registered Public Accounting Firm
To the Partners of
Bristol Energy Fund L.P.:
In our opinion, the accompanying statement of financial condition, the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Bristol Energy Fund L.P. (formerly known as Smith Barney Bristol Energy Fund L.P.) at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
Bristol Energy Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of Bristol Energy Fund L.P. (formerly, Smith Barney Bristol Energy Fund L.P.) for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of Bristol Energy Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

Bristol Energy Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Investment in Master, at fair value (Note 1)	$479,820,291	$338,731,012
Cash (Note 3c)	148,017	226,979

Total assets	$479,968,308	$338,957,991

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions (Note 3c)	$1,499,901	$1,059,244
Management fees (Note 3b)	797,316	562,931
Administrative fees (Note 3a)	199,329	140,733
Professional fees	59,629	104,136
Other	19,136	36,155
Redemptions payable (Note 5)	6,793,491	4,915,940

Total liabilities	9,368,802	6,819,139

Partners’ Capital: (Notes 1 and 5)
General Partner 3,346.8277 and 1,885.0346 Unit equivalents outstanding at December 31, 2009 and 2008, respectively	5,507,975	2,764,893
Special Limited Partner 800.7772 and 8,230.0213 Redeemable Units outstanding at December 31, 2009 and 2008, respectively	1,317,863	12,071,466
Limited Partners 281,803.7996 and 216,328.0911 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	463,773,668	317,302,493

Total partners’ capital	470,599,506	332,138,852

Total liabilities and partners’ capital	$479,968,308	$338,957,991

See accompanying notes to financial statements.

Bristol Energy Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net realized gains (losses) on closed contracts allocated from Master	$10,866,259	$155,738,943	$25,299,402
Change in net unrealized gains (losses) on open contracts allocated from Master	62,545,418	(86,506,035)	1,872,264
Interest income allocated from Master	276,735	2,824,017	6,174,844
Expenses allocated from Master	(610,962)	(479,081)	(616,949)

Total income (loss)	73,077,450	71,577,844	32,729,561

Expenses:
Brokerage commissions (Note 3c)	15,712,498	11,245,204	6,869,475
Management fees (Note 3b)	8,351,500	5,976,427	3,651,345
Administrative fees (Note 3a)	2,087,876	1,494,106	912,835
Professional fees	165,907	257,814	240,830
Other	66,134	73,910	82,865

Total expenses	26,383,915	19,047,461	11,757,350

Net income (loss) before allocation to Special Limited Partner	46,693,535	52,530,383	20,972,211
Allocation to Special Limited Partner (Note 3b)	(6,371,890)	(15,059,328)	(2,014,644)

Net income (loss) after allocation to Special Limited Partner	$40,321,645	$37,471,055	$18,957,567

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 6)	$178.97	$236.71	$131.40

Weighted average units outstanding	254,181.1224	203,840.2947	152,069.6458

See accompanying notes to financial statements.

Bristol Energy Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2009, 2008 and 2007

		Special
	Limited	Limited	General
	Partners	Partner	Partner	Total

Partners’ Capital at December 31, 2006	$152,090,354	$772,619	$620,711	$153,483,684
Sale of 42,292.4431 Redemable Units of Limited Partnership Interest	50,824,256	—	—	50,824,256
Allocation of 1,666.1246 Redeemable Units of Special Limited Partner Interest	—	2,014,644	—	2,014,644
Redemption of 16,846.5648 Redeemable Units of Limited Partner Interest	(20,091,388)	—	—	(20,091,388)
Net income (loss) available for pro rata distribution	18,756,150	127,179	74,238	18,957,567

Partners’ Capital at December 31, 2007	201,579,372	2,914,442	694,949	205,188,763
Sale of 80,923.5894 Redemable Units of Limited Partnership Interest and 1,320.0586 General Partner Unit equivalents	120,116,000	—	2,000,000	122,116,000
Allocation of 10,030.0211 Redeemable Units of Special Limited Partner Interest (Note 3b)	—	15,059,328	—	15,059,328
Redemption of 28,475.0102 Redeemable Units of Limited Partner Interest	(41,596,424)	—	—	(41,596,424)
Redemption of 4,169.3687 Redeemable Units of Special Limited Partner Interest	—	(6,099,870)	—	(6,099,870)
Net income (loss) available for pro rata distribution	37,203,545	197,566	69,944	37,471,055

Partners’ Capital at December 31, 2008	317,302,493	12,071,466	2,764,893	332,138,852
Sale of 94,176.4822 Redemable Units of Limited Partnership Interest and 1,461.7931 General Partner Unit equivalents	154,716,468	—	2,500,000	157,216,468
Allocation of 3,832.7087 Redeemable Units of Special Limited Partner Interest (Note 3b)	—	6,371,890	—	6,371,890
Redemption of 28,700.7737 Redeemable Units of Limited Partner Interest	(46,455,006)	—	—	(46,455,006)
Redemption of 11,261.9528 Redeemable Units of Special Limited Partner Interest	—	(18,994,343)	—	(18,994,343)
Net income (loss) available for pro rata distribution	38,209,713	1,868,850	243,082	40,321,645

Partners’ Capital at December 31, 2009	$463,773,668	$1,317,863	$5,507,975	$470,599,506

Net Asset Value per Unit:

2007:	$1,230.05

2008:	$1,466.76

2009:	$1,645.73

See accompanying notes to financial statements.

Bristol Energy Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

Bristol Energy Fund L.P., formerly Smith Barney Bristol Energy Fund L.P. (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the state of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including options, commodity futures contracts, forwards and swaps. In addition, the Master (as defined below) may enter into swap and derivative contracts. The commodity interests that are traded by the Partnership, through the Master, are volatile and involve a high degree of market risk.

Between May 15, 2005 (commencement of the offering period) and September 1, 2005, 11,925 redeemable units of Limited Partnership Interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until September 6, 2005 at which time they were remitted to the Partnership for trading. The Partnership privately and continuously offers up to 400,000 Redeemable Units to qualified investors. There is no maximum number of units that may be sold by the Partnership.

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On December 1, 2005, the Partnership allocated substantially all of its capital to the CMF SandRidge Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,410.8400 units of the Master with cash equal to $14,477,858 and a contribution of open commodity futures and option positions with a fair value of $(16,018). The Master was formed in order to permit commodity pools managed now or in the future by SandRidge Capital, L.P. (“SandRidge” or the “Advisor”) using its Energy Program, a proprietary discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of the Master. The General Partner and SandRidge believe that trading through this master/feeder structure promotes efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal year ended December 31, 2009.

At December 31, 2009 and 2008, the Partnership owned approximately 70.1% and 75.3%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The financial statements of the Master, including the Condensed Schedule of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

The General Partner and each Limited Partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner (defined herein), in proportion to the amount of partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, net of distributions.

Bristol Energy Fund L.P.
Notes to Financial Statements
December 31, 2009

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

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Partnership’s Investments. The Partnership values its investment in the Master at the Master’s net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.

Partnership’s Fair Value Measurements.  The Partnership adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Partnership adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the

Bristol Energy Fund L.P.
Notes to Financial Statements
December 31, 2009

measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

The Partnership values investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2009 and 2008, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical sets	Observable Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$479,820,291	$—	$479,820,291	$—

Total fair value	$479,820,291	$—	$479,820,291	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$338,731,012	$—	$338,731,012	$—

Total fair value	$338,731,012	$—	$338,731,012	$—

Master’s Investments.  All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Master’s Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Master’s Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is

Bristol Energy Fund L.P.
Notes to Financial Statements
December 31, 2009

significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and 2008, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Sets	Observable Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Options owned	$1,092,800	$1,092,800	$—	$—

Total assets	$1,092,800	$1,092,800	$—	$—

Liabilities
Futures and Exchange Cleared Swaps	$29,412,753	$29,412,753	$—	$—
Options written	1,249,600	1,249,600	—	—

Total liabilities	30,662,353	30,662,353	—	—

Total fair value	$(29,569,553)	$(29,569,553)	$—	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Options owned	$4,987,535	$4,987,535	$—	$—

Total assets	$4,987,535	$4,987,535	$—	$—

Liabilities
Futures and Exchange Cleared Swaps	$110,973,333	$110,973,333	$—	$—
Options written	4,282,963	4,282,963	—	—

Total liabilities	115,256,296	115,256,296	—	—

Total fair value	$(110,268,761)	$(110,268,761)	$—	$—

Futures Contracts.  The Master trades futures contracts. Exchange cleared swaps included in futures and exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as

Bristol Energy Fund L.P.
Notes to Financial Statements
December 31, 2009

unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Master’s Statements of Income and Expenses.

Options.  The Master may purchase and write (sell) both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Master’s Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Master’s Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Master’s Statements of Income and Expenses.

d.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.

The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.

e.	Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

f.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Partnership’s financial statements disclosures.

Bristol Energy Fund L.P.
Notes to Financial Statements
December 31, 2009

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

g.	Certain prior period amounts have been reclassified to conform to the current year presentation.

h.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.  Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership will pay the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/24 of 1% (0.5% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with SandRidge, a registered commodity trading advisor. SandRidge is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Partnership pays SandRidge a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to SandRidge. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

In addition, SandRidge is a special limited partner (the “Special Limited Partner”) of the Partnership and receives a quarterly profit share allocation to its capital account in the Partnership in the form of units of the Partnership, the value of which shall be equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned on behalf of the Partnership during each calendar quarter and are issued as Special Limited Partner Redeemable Units. The Advisor will not receive a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all the assets of the Partnership to the Master, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor and may allocate assets to additional advisors at any time.

Bristol Energy Fund L.P.
Notes to Financial Statements
December 31, 2009

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage commission equal to 5/16 of 1% (3.75% per year) of month-end Net Assets, allocated pro rata from the Master, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage commission, management fee, profit share allocation accrual, the General Partner’s administrative fee, other expenses and any redemptions or distributions as of the end of such month. Brokerage commission will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. CGM will pay a portion of its brokerage fees to financial advisors who have sold Redeemable Units in the Partnership. All NFA fees, exchange, clearing, user, give-up and floor brokerage fees (collectively, the “clearing fees”) will be borne by the Master and allocated to the Partnership through its investment in the Master. All of the Partnership’s assets, not held in the Master’s account at CGM, are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM has agreed to pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Master’s account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Alternatively, CGM may place up to all the Master’s assets in 90 day U.S. Treasury bills and pay the Partnership its allocable share of 80% of the interest earned on Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership’s pro-rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange cleared swaps contracts on the Statements of Financial Condition as the criteria under ASC 210 Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital. All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and option contracts traded for the year ended December 31, 2009, based on a quarterly calculation was 68,224.

Bristol Energy Fund L.P.
Notes to Financial Statements
December 31, 2009

The following table indicates the fair values of derivative instruments of futures, exchange cleared swap and option contracts as separate assets and liabilities for the year ended December 31, 2009.

December 31, 2009

Assets
Futures and Exchange Cleared Swap Contracts
Energy	$37,079,802

Total unrealized appreciation on open futures and exchange cleared swap contracts	$37,079,802

Liabilities
Futures and Exchange Cleared Swap Contracts
Energy	$(66,492,555)

Total unrealized depreciation on open futures and exchange cleared swap contracts	$(66,492,555)

Net unrealized depreciation on open futures contracts	$(29,412,753)*

*	This amount is in “Net unrealized depreciation on open futures and exchange cleared swap contracts” on the Master’s Statements of Financial Condition.

Assets
Options Owned
Energy	$1,092,800

Options owned	$1,092,800	**

Liabilities
Options Written
Energy	$(1,249,600)

Options written	$(1,249,600	)***

**	This amount is in “Options owned at fair value” on the Master’s Statements of Financial Condition.

***	This amount is in “Options written at fair value” on the Master’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

	December 31, 2009
Sector	Gain (loss) from trading

Energy	$99,192,706

Total	$99,192,706	****

****	This amount is in “Gain, (loss) from trading, net” on the Master’s Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value per Redeemable Unit as of the last day of each month on ten days notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions.

Bristol Energy Fund L.P.
Notes to Financial Statements
December 31, 2009

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$246.59	$346.08	$138.19
Interest income allocated from Master	1.13	14.60	40.89
Expenses and allocation to Special Limited Partner**	(68.75)	(123.97)	(47.68)

Increase (decrease) for the year	178.97	236.71	131.40
Net Asset Value per Redeemable Unit, beginning of year	1,466.76	1,230.05	1,098.65

Net Asset Value per Redeemable Unit, end of year	$1,645.73	$1,466.76	$1,230.05

*	Includes Partnership commissions and expenses allocated from Master.

**	Excludes Partnership commissions and expenses allocated from Master and includes allocation to Special Limited Partner.

	2009	2008	2007

Ratios to average net assets:
Net investment income (loss) before allocation to Special Limited Partner***	(6.6)%	(5.8)%	(3.5)%

Operating expenses	6.7%	6.8%	7.0%
Allocation to Special Limited Partner	1.6%	5.3%	1.1%

Total expenses and allocation to Special Limited Partner	8.3%	12.1%	8.1%

Total return:
Total return before allocation to Special Limited Partner	13.7%	24.7%	13.1%
Allocation to Special Limited Partner	(1.5)%	(5.5)%	(1.1)%

Total return after allocation to Special Limited Partner	12.2%	19.2%	12.0%

***	Interest income allocated from Master less total expenses.

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

Bristol Energy Fund L.P.
Notes to Financial Statements
December 31, 2009

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

The Advisor will concentrate the Partnership’s/Master’s trading in energy related markets. Concentration in a limited number of commodity interests may subject the Partnership’s/Master’s account to greater volatility than if in a more diversified portfolio of contracts were traded on behalf of the Partnership/Master.

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees as described in ASC 460 Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

The General Partner monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, exchange cleared swaps and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2009 and 2008 is summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master net of brokerage commissions	$(9,553,007)	$20,517,794	$19,523,892	$26,876,273

Net income (loss) before allocation to Special Limited Partner	$(12,631,348)	$17,717,287	$17,032,345	$24,575,251

Net income (loss) after allocation to Special Limited Partner	$(12,631,348)	$14,192,729	$14,185,013	$24,575,251

Increase (decrease) in Net Asset Value per Unit	$(42.52)	$56.55	$59.29	$105.65

	For the period from	For the period from	For the period from	For the period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master net of brokerage commissions	$4,310,479	$(26,581,527)	$44,429,220	$38,174,468

Net income (loss) before allocation to Special Limited Partner	$2,116,810	$(28,743,155)	$42,494,555	$36,662,173

Net income (loss) after allocation to Special Limited Partner	$2,116,810	$(28,743,155)	$34,163,601	$29,933,799

Increase (decrease) in Net Asset Value per Unit	$9.13	$(132.79)	$186.28	$174.09

To the Limited Partners of
CMF SandRidge Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
CMF SandRidge Master Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF SandRidge Master Fund L.P.:
We have audited the accompanying statement of financial condition of CMF SandRidge Master Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, expressed unqualified opinions on those statements.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF SandRidge Master Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Partners of
CMF SandRidge Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in Partners’ capital present fairly, in all material respects, the financial position of CMF SandRidge Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF SandRidge Master Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of CMF SandRidge Master Fund L.P. for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of CMF SandRidge Master Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF SandRidge Master Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in trading account:
Cash (Note 3c)	$691,877,329	$530,398,527
Cash margin (Note 3c)	22,651,198	29,705,022
Options owned, at fair value (cost $1,392,000 and $3,510,375 at December 31, 2009 and 2008, respectively)	1,092,800	4,987,535

Total assets	$715,621,327	$565,091,084

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange cleared swap contracts	$29,412,753	$110,973,333
Options written, at fair value (premium $994,000 and $3,103,510 at December 31, 2009 and 2008, respectively)	1,249,600	4,282,963
Accrued expenses:
Professional fees	49,481	116,342

Total liabilities	30,711,834	115,372,638

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2009 and 2008	—	—
Limited Partners’ Capital, 311,109.5773 and 247,850.0335 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	684,909,493	449,718,446

Total liabilities and partners’ capital	$715,621,327	$565,091,084

See accompanying notes to financial statements.

CMF SandRidge Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures and Exchange Cleared Swap Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Apr. 10 — Dec. 14	33,801	$(11,509,797)	(1.68)%
NYMEX Henry Hub Natural Gas Swap Mar. 10 — Dec. 14	14,452	(7,309,750)	(1.07)
NYMEX Henry Hub Natural Gas May 10 — May 11	4,825	(5,954,147)	(0.87)
NYMEX Henry Hub Penultimate Mar. 10	524	495,220	0.07

Total futures and exchange cleared swap contracts purchased		(24,278,474)	(3.55)

Futures and Exchange Cleared Swap Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap Mar. 10 — March 11	22,040	(6,466,193)	(0.94)
NYMEX Henry Hub Natural Gas Swap May 10 — Dec. 13	10,108	5,801,850	0.84
NYMEX Henry Hub Natural Gas Mar. 10 — Sept. 10	6,621	(4,469,936)	(0.65)

Total futures and exchange cleared swap contracts sold		(5,134,279)	(0.75)

Options Owned
Puts
Energy	240	1,092,800	0.16

Total options owned		1,092,800	0.16

Options Written
Calls
Energy	240	(1,249,600)	(0.18)

Total options written		(1,249,600)	(0.18)

Total fair value		$(29,569,553)	(4.32)%

See accompanying notes to financial statements.

CMF SandRidge Master Fund L.P.
Condensed Schedule of Investments
December 31, 2008

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures and Exchange Cleared Swap Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap April 09 — Dec. 14	30,555	$(72,012,250)	(16.01)%
NYMEX Natural Gas Swap Oct. 09 — Dec. 14	10,464	(43,628,900)	(9.70)
NYMEX Natural Gas Aug. 09 — Oct. 10	6,052	(113,269,862)	(25.19)

Total futures and exchange cleared swap contracts purchased		(228,911,012)	(50.90)

Futures and Exchange Cleared Swap Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap Feb. 09 — Oct. 10	25,108	34,592,590	7.69
NYMEX Henry Hub Natural Gas Feb. 09 — Dec. 12	10,624	42,565,560	9.46
NYMEX Natural Gas Feb. 09 — Sep. 09	6,572	40,779,529	9.07

Total futures and exchange cleared swap contracts sold		117,937,679	26.22

Options Owned
Puts
Energy	730	4,987,535	1.11

Total options owned		4,987,535	1.11

Options Written
Calls
Energy	15	(4,380)	(0.00)*
Puts
Energy	1,675	(4,278,583)	(0.95)

Total options written		(4,282,963)	(0.95)

Total fair value		$(110,268,761)	(24.52)%

*	Due to rounding

See accompanying notes to financial statements.

CMF SandRidge Master Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$18,484,633	$209,086,188	$40,099,593
Change in net unrealized gains (losses) on open contracts	80,708,073	(109,479,479)	634,796

Gain (loss) from trading, net	99,192,706	99,606,709	40,734,389
Interest Income	388,904	4,119,717	9,737,038

Total income (loss)	99,581,610	103,726,426	50,471,427

Expenses:
Clearing fees	623,298	390,792	677,706
Professional fees	210,642	269,306	261,470

Total expenses	833,940	660,098	939,176

Net income (loss)	$98,747,670	$103,066,328	$49,532,251

Net income (loss) per Redeemable Unit of Limited Partnership interest (Notes 1 and 6)	$388.51	$468.42	$242.28

Weighted average units outstanding	275,661.9324	241,781.3550	212,935.2422

See accompanying notes to financial statements.

CMF SandRidge Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2009, 2008 and 2007

Partners’
Capital

Partners’ Capital at December 31, 2006	$215,065,486
Net income (loss)	49,532,251
Sale of 69,725.8292 Redeemable Units of Limited Partnership Interest	89,474,602
Redemption of 24,714.6195 Redeemable Units of Limited Partnership Interest	(31,803,576)
Distribution of interest income to feeder funds	(9,737,038)

Partners’ Capital at December 31, 2007	312,531,725
Net income (loss)	103,066,328
Sale of 80,081.4747 Redeemable Units of Limited Partnership Interest	141,534,374
Redemption of 61,402.1561 Redeemable Units of Limited Partnership Interest	(103,294,264)
Distribution of interest income to feeder funds	(4,119,717)

Partners’ Capital at December 31, 2008	449,718,446
Net income (loss)	98,747,670
Sale of 127,771.5856 Redeemable Units of Limited Partnership Interest	270,602,300
Redemption of 64,512.0418 Redeemable Units of Limited Partnership Interest	(133,770,019)
Distribution of interest income to feeder funds	(388,904)

Partners’ Capital at December 31, 2009	$684,909,493

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2007:	$1,363.75

2008:	$1,814.48

2009:	$2,201.51

See accompanying notes to financial statements.

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

CMF SandRidge Master Fund L.P. (the “Master”) is a limited partnership that was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master may trade commodity futures and option contracts of any kind but intends initially to trade solely energy and energy related products. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On December 1, 2005 (commencement of trading operations), Bristol Energy Fund L.P., (formerly Smith Barney Bristol Energy Fund L.P.) (“Bristol”) allocated substantially all of its capital to the Master. Bristol purchased 14,461.8400 Redeemable Units with cash equal to $14,477,858 and a contribution of open commodity futures and options positions with a fair value of $(16,018). On May 1, 2006, two separate private investors (“Private Investor I” and “Private Investor II”) each allocated substantially all of their capital to the Master. Private Investor I purchased 23,073.5521 Redeemable Units with cash equal to $28,000,000 and Private Investor II purchased 4,944.3326 Redeemable Units with cash equal to $6,000,000. On October 1, 2006, CMF SandRidge Feeder (Cayman) Ltd. (“SandRidge Feeder”) and Energy Advisors Portfolio L.P., (formerly Citigroup Energy Advisors Portfolio L.P.) (“Energy Advisors”) each allocated substantially all of their capital to the Master. SandRidge Feeder purchased 22,075.2638 Redeemable Units with cash equal to $25,000,000. Energy Advisors purchased 2,092.7350 Redeemable Units with cash equal to $2,370,000. On April 1, 2007, Diversified 2000 Futures Fund L.P., (formerly Citigroup Diversified 2000 Futures Fund L.P.) (“Diversified 2000”) purchased 7,659.0734 Redeemable Units with cash equal to $9,635,703. On March 1, 2009, Tactical Diversified Futures Fund L.P., (formerly Citigroup Diversified Futures Fund L.P.) (“Tactical Diversified), purchased 14,408.1177 Redeemable Units with cash equal to $27,000,000. On June 1, 2009, Diversified Multi-Advisor Futures Fund L.P., (“Diversified”), (formerly Smith Barney Diversified Futures Fund L.P.) and Diversified Multi-Advisors Futures Fund L.P. II, (“Diversified II”), (formerly Smith Barney Diversified Futures Fund L.P. II) each allocated a portion of their capital to the Master. Diversified purchased 1,370.9885 Redeemable Units with cash equal to $2,818,836. Diversified II purchased 2,086.0213 Redeemable Units with cash equal to 4,288,986. The Master was formed to permit commodity pools managed now and in the future by SandRidge Capital, L.P. (the “Advisor”) using the Energy Program, the Advisor’s proprietary systematic trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors are Bristol, Private Investor I, Private Investor II, SandRidge Feeder, Energy Advisors, Diversified 2000, Tactical Diversified, Diversified and Diversified II (each a “Feeder,” collectively the “Funds”) with approximately 70.1%, 4.2%, 0.7%, 9.0%, 1.3%, 2.0%, 11.7%, 0.4% and 0.6% investments in the Master at December 31, 2009, respectively. Bristol, Private Investor I, Private Investor II, SandRidge Feeder, Energy Advisors and Diversified 2000 had approximately 75.3%, 5.2%, 0.9%, 13.7%, 2.1% and 2.8% investments in the Master at December 31, 2008, respectively.

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The Master will be liquidated upon the first to occur of the following: December 31, 2025; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2009

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosure (formerly, FAS No. 157-4. “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and 2008, the Master did not hold any derivative instruments for which market quotations are not available and which are priced by broker-dealer who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Sets	Observable Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Options owned	$1,092,800	$1,092,800	$—	$—

Total assets	$1,092,800	$1,092,800	$—	$—

Liabilities
Futures and Exchange Cleared Swaps	$29,412,753	$29,412,753	$—	$—
Options written	1,249,600	1,249,600	—	—

Total liabilities	30,662,353	30,662,353	—	—

Total fair value	$(29,569,553)	$(29,569,553)	$—	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Options owned	$4,987,535	$4,987,535	$—	$—

Total assets	$4,987,535	$4,987,535	$—	$—

Liabilities
Futures and Exchange Cleared Swaps	$110,973,333	$110,973,333	$—	$—
Options written	4,282,963	4,282,963	—	—

Total liabilities	115,256,296	115,256,296	—	—

Total fair value	$(110,268,761)	$(110,268,761)	$—	$—

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2009

d.	Futures Contracts. The Master trades futures contracts. Exchange cleared swaps included in futures and exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Options. The Master may purchase and write (sell), both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

f.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

g.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Master’s financial statements.

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States — 2006.

h.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

i.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2009

present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

j.	Certain prior period amounts have been reclassified to conform to current year presentation.

k.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

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

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amounts of cash held by the Master for margin requirements were $22,651,198 and $29,705,022, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and exchange cleared swap contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures, exchange cleared swap and option contracts traded for the year ended December 31, 2009, based on a quarterly calculation was 68,224.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital.

The following table indicates the fair values of derivative instruments of futures, exchange cleared swap and option contracts as separate assets and liabilities for the year ended December 31, 2009.

	December 31, 2009		December 31, 2009

Assets		Assets
Futures and Exchange Cleared Swap Contracts		Options Owned
Energy	$37,079,802	Energy	$1,092,800

Total unrealized appreciation on open futures and exchange cleared swap contracts	$37,079,802	Options owned	$1,092,800	**

Liabilities		Liabilities
Futures and Exchange Cleared Swap Contracts		Options Written
Energy	$(66,492,555)	Energy	$(1,249,600)

Total unrealized depreciation on open futures and exchange cleared swap contracts	$(66,492,555)	Options written	$(1,249,600	)***

Net unrealized depreciation on open futures contracts	$(29,412,753)*

*	This amount is in “Net unrealized depreciation on open futures and exchange cleared swap contracts” on the Statements of Financial Condition.

**	This amount is in “Options owned at fair value” on the Statements of Financial Condition.

***	This amount is in “Options written at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

	December 31, 2009
Sector	Gain (loss) from trading

Energy	$99,192,706

Total	$99,192,706	****

****	This amount is in “Gain(loss) from trading, net ” on the Statements of Income and Expenses.

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2009

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Masters in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end day of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the Limited Partner elects to redeem and informs the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$387.81	$451.86	$197.11
Interest income	1.48	17.69	46.35
Expenses**	(0.78)	(1.13)	(1.18)

Increase (decrease) for the year	388.51	468.42	242.28
Distribution of interest income to feeder funds	(1.48)	(17.69)	(46.35)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,814.48	1,363.75	1,167.82

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$2,201.51	$1,814.48	$1,363.75

*	Includes clearing fees.

**	Excludes clearing fees.

	2009	2008	2007

Ratios to average net assets:
Net investment income (loss)***	(0.1)%	0.9%	3.3%

Operating expenses	0.1%	0.2%	0.3%

Total return	21.3%	34.3%	20.8%

***	Interest income less total expenses.

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

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2009

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

The Advisor will concentrate the Master’s trading in energy related markets. Concentration in a limited number of commodity interests may subject the Master’s account to greater volatility than if a more diversified portfolio of contracts.

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees as described in ASC 460 Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, exchange cleared swaps and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

     Selected unaudited quarterly financial data for the Master for the years ended December 31, 2009 and 2008 is summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(7,776,936)	$34,084,889	$31,810,672	$40,839,687
Net income (loss)	$(7,833,376)	$34,047,914	$31,760,955	$40,772,177
Increase (decrease) in Net Asset Value per Redeemable Unit	$(21.17)	$125.50	$122.39	$161.79

	For the period from	For the period from	For the period from	For the period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$10,020,345	$(31,305,268)	$66,997,344	$57,623,213
Net income (loss)	$9,955,370	$(31,370,244)	$66,929,871	$57,551,331
Increase (decrease) in Net Asset Value per Redeemable Unit	$39.67	$(131.21)	$297.96	$262.00

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     KPMG LLP (“KPMG”) was previously the principal accountant for the Partnership through June 26, 2008. On June 27, 2008, KPMG was dismissed as principal accountant and PricewaterhouseCoopers LLP (“PwC”) was engaged as the independent registered public accounting firm. From June 27, 2008 through July 22, 2009, PwC was the principal accountant for the Partnership. On July 22, 2009, PWC was dismissed as principal accountant and on July 23, 2009 Deloitte & Touche LLP (“Deloitte”) was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
     In connection with the audit of the fiscal year ended December 31, 2008, and through July 22, 2009, and the audit of the fiscal year ended December 31, 2007, and through June 26, 2008, there were no disagreements with PwC or KPMG, respectively, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the corresponding year.
     The respective audit report of PwC and KPMG on the financial statements of the Partnership as of and for the years ended December 31, 2008 and 2007, respectively, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.
Item 9A(T). Controls and Procedures.
     The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer ( the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”) and an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s Report was not required to be audited by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this annual report. Management elected to have its internal control over financial reporting audited.
     There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information.
     None

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The Partnership has no officers or directors and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.
     The officers and directors of the General Partner are Jerry Pascucci (President, Chief Investment Officer and Director), Jennifer Magro (Chief Financial Officer, Vice President and Director), Daryl Dewbrey (Secretary and Director), Shelley Deavitt Ullman (Senior Vice President and Director) and Raymond Nolte (Director). Each director holds office until his or her successor is elected, or until his or her earlier death, resignation or removal. Vacancies on the board of directors may be filled by appointment by the sole member of the General Partner, Morgan Stanley Smith Barney Holdings LLC which wholly owns the General Partner, or by unanimous vote of the remaining directors, depending on the circumstances of the vacancy. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer holds office until his or her death, resignation or removal.
     Mr. Pascucci, age 40, is President, Chief Investment Officer and Director of the General Partner (since March 2007, May 2005 and June 2005, respectively). Mr. Pascucci’s principal status was approved by the National Futures Association (“NFA”) in June 2005. He is also registered as an associated person of the General Partner (since June 2009) and of Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”) (since August 2009). From March 2007 to July 2009, Mr. Pascucci was a Managing Director of Citigroup Alternative Investments LLC (“CAI”), a division of Citigroup Inc. (“Citigroup”) that administers its hedge fund and fund of funds businesses, and until July 2009, its commodity pool business. He was also Chief Investment Officer of CAI’s Hedge Fund Management Group from March 2007 to July 2009. He was registered as an associated person of Citigroup Global Markets Inc. (“Citigroup Global Markets”) from February 2006 to July 2009. Mr. Pascucci has been responsible for trading advisor selection, due diligence and portfolio construction for managed futures funds and accounts since May 1999. Between May 1996 and May 1999, Mr. Pascucci served as a Senior Credit Risk Officer for Citigroup Global Markets, focused primarily on market and counterparty risks associated with Citigroup Global Markets’ commodity pool and hedge fund clients. Prior to joining Citigroup Global Markets in May 1996, Mr. Pascucci was employed (from October 1992) by ABN AMRO North America at its European American Bank subsidiary as a corporate banking officer where he facilitated the establishment of credit lines and other loan facilities for corporate clients.
     Ms. Magro, age 38, is Chief Financial Officer, Director and Vice President of the General Partner (since October 2006, May 2005 and August 2001, respectively). Ms. Magro’s principal status was approved by the NFA in June 2005. She was also a Managing Director of CAI and Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009. Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner. She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds. She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009). Prior to joining Citigroup Global Markets in January 1996, Ms. Magro was employed by Prudential Securities Inc. (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products.

     Mr. Dewbrey, age 39, is Secretary and Director of the General Partner (since July 2009 and March 2007, respectively). He registered as an associated person of the General Partner in January 2004 and became a principal of the General Partner in March 2007. He is also registered as an associated person of Morgan Stanley Smith Barney (since August 2009). He was registered as an associated person of Citigroup Global Markets from March 1998 to July 2009. Mr. Dewbrey has worked with the General Partner in varying capacities since April 2001, and, since May 2005, Mr. Dewbrey has been head of managed futures product development. Mr. Dewbrey was a director of CAI responsible for marketing and client services for CAI’s Hedge Fund Management Group from February 2007 to July 2009. From October 1997 to September 2000, Mr. Dewbrey was head of Citigroup Global Markets’ managed futures trading desk. In September 2000, Mr. Dewbrey was selected for the Salomon Smith Barney Sales and Trading Training Program. Mr. Dewbrey began his career in the futures markets with Rosenthal Collins Group, a futures brokerage firm, where he worked from May 1990 to October 1997 in varying capacities on the trading floors of the Chicago Board of Trade, COMEX and the New York Mercantile Exchange. Mr. Dewbrey is a member of the Managed Funds Association and the Futures Industry Association.
     Ms. Ullman, age 51, is a Managing Director of Citigroup Global Markets’ Futures Division and a Senior Vice President and Director of the General Partner (since May 1997 and April 1994, respectively). Ms. Ullman’s principal status was approved by the NFA in June 1994. She was registered as an associated person of the General Partner from January 2004 to July 2009. Ms. Ullman is registered as an associated person of Citigroup Global Markets (since July 1993). She is also the branch manager of the Citigroup Global Markets branch that supports the General Partner (since January 2002). Previously, Ms. Ullman was a Vice President of Lehman Brothers (October 1985 to July 1993), with responsibility for execution, administration, operations and performance analysis for managed futures funds and accounts. She was registered as an associated person of Lehman Brothers Inc. (from February 1983 to July 1993) and was principal of Lehman Brothers Capital Management Corp. (from April 1989 to July 1993).
     Mr. Nolte, age 48, is the Chief Executive Officer and the Chairman of the Investment Committee of CAI’s Hedge Fund Management Group. He registered as an associated person and became a principal of the General Partner in March 2007. He was appointed a Director of the General Partner in March 2007. He is also registered as an associated person of Citigroup Global Markets (since October 2005). He registered as an associated person and became a principal of CAI in March 2007. Prior to joining CAI in September 2005, Mr. Nolte worked at Deutsche Bank and its affiliate Deutsche Asset Management (from June 1999 to September 2005). He was registered as an associated person and was a principal of DB Capital Advisors Inc. (from July 2000 to May 2005) and DB Investment Managers Inc. (from May 2002 to June 2005). Prior to that, Mr. Nolte worked for Bankers Trust (from May 1983 until the firm was acquired by Deutsche Bank in June 1999). During his employment at Deutsche Asset Management, Mr. Nolte served as the Global Head and Chief Investment Officer of the DB Absolute Return Strategies (“DB ARS”) Fund of Funds business, the Chairman of the DB ARS Fund of Funds Investment Committee, the Vice Chairman of DB ARS and Head of the Single Manager Hedge Fund business. While employed at Deutsche Bank and Deutsche Asset Management, Mr. Nolte’s duties included overseeing the firm’s fund of funds and hedge fund businesses. Mr. Nolte was the founder and head of the Investment Committee for the Topiary Fund, Deutsche Bank’s first fund of hedge funds. The DB ARS Fund of Hedge Funds platform grew to $7 billion in assets under management during Mr. Nolte’s tenure. That business was comprised of several multi-manager, multi-strategy funds as well as single strategy funds and separate accounts.
     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee, because it has no board of directors.

Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by Ceres Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under “Item 1. Business.” Brokerage commissions and clearing fees of $15,712,498 were earned for the year ended December 31, 2009. Management fees of $8,351,500 were earned by the Advisor for the year ended December 31, 2009. Administrative fees of $2,087,876 were earned by the General Partner for the year ended December 31, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     (a) Security ownership of certain beneficial owners. As of February 28, 2010, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns Units of General Partnership Interest equivalent to 3,346.8277 Units (1.0%) of Limited Partnership Interest as of December 31, 2009.
     Principals who own Redeemable Units.*

*SandRidge Partners	800.7770 Redeemable Units
*Matthew Titus	26.4364 Redeemable Units
*Balke A. Hill	100.0000 Redeemable Units

*	No one principal owns more than 1% of Redeemable Units.
     (c) Changes in control. None.
Item 13. Certain Relationships and Related Transactions and Director Independence.
     CGM and the General Partner would be considered promoters for purposes of item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under “Item 1. Business.” “Item 8. Financial Statements and Supplementary Data,” and “Item 11. Executive Compensation.”
Item 14. Principal Accountant Fees and Services.
     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte in the period from July 23, 2009 through December 31, 2009, PwC in the period from June 27, 2008 through July 22, 2009 and KPMG in the period from January 1, 2008 through June 26, 2008 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:
     Deloitte    $86,900
     PwC         $75,000
     KPMG     $21,000
     (2) Audit-Related Fees. None
     (3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PwC for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:
     2009     $25,000
     2008     $20,200

     (4) All Other Fees. None.
     (5) Not Applicable.
     (6) Not Applicable.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) (1) Financial Statements:
Statements of Financial Condition at December 31, 2009 and 2008.

Condensed Schedules of Investments at December 31, 2009 and 2008.

Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007.

Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007.

Notes to Financial Statements.
     (2) Exhibits:

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

(c)
Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009).

3.2
Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Quarterly Report of Form 10-Q for the quarterly period ended September 30, 2009 and incorporated herein by reference).

10.1	(a)
Advisory Agreement among the Partnership, the General Partner and SandRidge Capital, LP (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference) (hereinafter referred to as the “Management Agreement”).

	(b)	Letter extending the Management Agreement between the General Partner and SandRidge Capital, LP (filed herein).

10.2	(a)
Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)
Addendum to the Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3
Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.3 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4		Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 and incorporated herein by reference).

10.5
Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report of Form 10-Q for the quarterly period ended June 30, 2009 and incorporated herein by reference).

16.1		Letter dated July 23, 2009 from PricewaterhouseCoopers LLP regarding Change in Certifying Accountant (filed as Exhibit 16.1 to the Form 8-K filed on July 24, 2009)

16.2		Letter dated June 26, 2008 from KPMG LLP regarding Change in Certifying Accountant (filed as Exhibit 16.1 to the Form 8-K filed on July 1, 2008)
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

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)

Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2010.

BRISTOL ENERGY FUND L.P.
By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci, President & Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Jerry Pascucci	/s/ Daryl Dewbrey

Jerry Pascucci President and Director	Daryl Dewbrey Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC

/s/ Jennifer Magro	/s/ Raymond Nolte

Jennifer Magro Chief Financial Officer and Director (Principal Accounting Officer)	Raymond Nolte Director Ceres Managed Futures LLC
Ceres Managed Futures LLC

/s/ Shelley Deavitt Ullman

Shelley Deavitt Ullman Director Ceres Managed Futures LLC
     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
     Annual Report to Limited Partners
     No proxy material has been sent to limited partners.