Form 10-Q
period 2010-03-31
BRISTOL ENERGY FUND LP
filed 2010-05-17
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes     No X

As of April 30, 2010, 319,763.5696 Limited Partnership Redeemable Units were outstanding.

BRISTOL ENERGY FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2010 and December 31, 2009 (unaudited)	3

	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2010 and 2009 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF SandRidge Master Fund L.P. (unaudited)	5 – 19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 – 22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	24

PART II - Other Information		25 – 27

Exhibits

Ex. 31.1 Certification
Ex. 31.2 Certification
Ex. 32.1 Certification
Ex. 32.2 Certification

PART I
Item 1. Financial Statements
Bristol Energy Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2010	2009

Assets:
Investment in Master, at fair value	$499,316,230	$479,820,291
Cash	194,112	148,017

Total assets	$499,510,342	$479,968,308

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$1,560,970	$1,499,901
Advisory fees	829,719	797,316
Administrative fees	207,430	199,329
Other	117,848	78,765
Redemptions payable	2,209,543	6,793,491

Total liabilities	4,925,510	9,368,802

Partners’ Capital:
General Partner, 3,346.8277 Unit equivalents outstanding at March 31, 2010 and December 31, 2009	5,309,006	5,507,975
Special Limited Partner, 800.7772 Redeemable Units outstanding at March 31, 2010 and December 31, 2009	1,270,257	1,317,863
Limited Partners, 307,641.5560 and 281,803.7996 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2010 and December 31, 2009, respectively	488,005,569	463,773,668

Total partners’ capital	494,584,832	470,599,506

Total liabilities and partners’ capital	$499,510,342	$479,968,308

Net Asset Value per Unit	$1,586.28	$1,645.73

See accompanying notes to financial statements.

Bristol Energy Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Income:
Net realized gains (losses) on closed contracts allocated from Master	$32,459,895	$(83,054,138)
Change in net unrealized (losses) gains on open contracts allocated from Master	(42,912,368)	113,401,826
Interest income allocated from Master	60,160	77,243
Expenses allocated from Master	(241,553)	(182,207)

Total income (loss)	(10,633,866)	30,242,724

Expenses:
Brokerage fees	4,672,705	3,366,451
Advisory fees	2,483,794	1,789,130
Administrative fees	620,949	447,283
Other	71,525	64,609

Total expenses	7,848,973	5,667,473

Net income (loss)	(18,482,839)	24,575,251
Additions — Limited Partners	49,038,000	18,594,000
Redemptions — Limited Partners	(6,569,835)	(11,610,679)

Net increase (decrease) in Partners’ Capital	23,985,326	31,558,572
Partners’ Capital, beginning of period	470,599,506	332,138,852

Partners’ Capital, end of period	$494,584,832	$363,697,424

Net Asset Value per Unit (311,789.1609 and 231,299.0464 Units outstanding at March 31, 2010 and 2009, respectively)	$1,586.28	$1,572.41

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(59.45)	$105.65

Weighted average units outstanding	306,145.8116	232,463.1768

See accompanying notes to financial statements.

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

1.	General:

Bristol Energy Fund L.P. (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including options, commodity futures contracts, forwards and swaps contracts on exchanges and markets located in the United States and abroad. In addition, the Master (as defined below) may enter into swap and derivative contracts. The Partnership commenced trading on September 6, 2005. The commodity interests that are traded by the Partnership, through its investment in the Master, are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 500,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association. Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On December 1, 2005, the Partnership allocated substantially all of its capital to CMF SandRidge Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,410.8400 units of the Master with cash equal to $14,477,858 and a contribution of open commodity futures and option contracts with a fair value of $(16,018). The Master was formed in order to permit commodity pools managed by SandRidge Capital, L.P. (“SandRidge” or the “Advisor”) using its Energy Program, a proprietary discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. In addition, the Advisor is a special limited partner (the “Special Limited Partner”) of the Partnership. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of the Master. The Master’s commodity broker is CGM. The General Partner and SandRidge believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2010.

At March 31, 2010 and December 31, 2009, the Partnership owned approximately 69.3% and 70.1%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchange. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of such limited partner’s initial capital contribution and profits, if any, net of distributions.

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2010, and December 31, 2009, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2010, and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

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

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2010 and December 31, 2009 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2010 and 2009 are presented below:
CMF SandRidge Master Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets:
Equity in trading account:
Cash	$757,751,919	$691,877,329
Cash margin	54,903,275	22,651,198
Options owned, at fair value (cost $164,160 and $1,392,000 at March 31, 2010 and December 31, 2009, respectively)	2,736	1,092,800

Total assets	$812,657,930	$715,621,327

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange-cleared swap contracts	$91,205,033	$29,412,753
Options written, at fair value (premium $315,400 and $994,000 at March 31, 2010 and December 31, 2009, respectively)	1,126,092	1,249,600
Accrued expenses:
Professional fees	26,492	49,481

Total liabilities	92,357,617	30,711,834

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at March 31, 2010 and December 31, 2009	—	—
Limited Partners’, 334,171.2724 and 311,109.5773 Redeemable Units of Limited Partnership Interest outstanding March 31, 2010 and December 31, 2009, respectively	720,300,313	684,909,493

Total liabilties and partners’ capital	$812,657,930	$715,621,327

Net Asset Value per Redeemable Unit	$2,155.48	$2,201.51

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

CMF SandRidge Master Fund L.P.
Condensed Schedule of Investments
March 31, 2010
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures and Exchange-Cleared Swap Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Jan. 11 - Dec. 15	86,974	$(168,570,697)	(23.40)%
NYMEX Henry Hub Natural Gas Aug. 10 - Dec. 15	17,240	(43,495,050)	(6.04)
NYMEX Henry Hub Natural Gas Aug. 10 - Oct. 11	11,413	(129,463,517)	(17.97)

Total futures and exchange-cleared swap contracts purchased		(341,529,264)	(47.41)

Futures and Exchange-Cleared Swap Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap May 10 - Apr. 11	53,275	113,588,220	15.77
NYMEX Henry Hub Natural Gas Swap May 10 - Dec. 13	14,188	41,857,980	5.81
NYMEX Henry Hub Natural Gas May 10 - July. 10	8,977	94,878,031	13.17

Total futures and exchange-cleared swap contracts sold		250,324,231	34.75

Options Owned
Calls
Energy	152	2,736	0.00 *

Total Options Owned		2,736	0.00 *

Options Written
Puts
Energy	76	(1,126,092)	(0.16)

Total Options Written		(1,126,092)	(0.16)

Total fair value		$(92,328,389)	(12.82)%

*	Due to rounding

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

CMF SandRidge Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures and Exchange-Cleared Swap Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Apr. 10 — Dec. 14	33,801	$(11,509,797)	(1.68)%
NYMEX Henry Hub Natural Gas Swap Mar. 10 — Dec. 14	14,452	(7,309,750)	(1.07)
NYMEX Henry Hub Natural Gas May 10 — May 11	4,825	(5,954,147)	(0.87)
NYMEX Henry Hub Penultimate Mar. 10	524	495,220	0.07

Total futures and exchange-cleared swap contracts purchased		(24,278,474)	(3.55)

Futures and Exchange-Cleared Swap Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap Mar. 10 — March 11	22,040	(6,466,193)	(0.94)
NYMEX Henry Hub Natural Gas Swap May 10 — Dec. 13	10,108	5,801,850	0.84
NYMEX Henry Hub Natural Gas Mar. 10 — Sept. 10	6,621	(4,469,936)	(0.65)

Total futures and exchange-cleared swap contracts sold		(5,134,279)	(0.75)

Options Owned
Puts
Energy	240	1,092,800	0.16

Total options owned		1,092,800	0.16

Options Written
Calls
Energy	240	(1,249,600)	(0.18)

Total options written		(1,249,600)	(0.18)

Total fair value		$(29,569,553)	(4.32)%

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

CMF SandRidge Master Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$46,976,388	$(111,165,055)
Change in net unrealized gains (losses) on open contracts	(62,209,596)	152,073,573

Gain (loss) from trading, net	(15,233,208)	40,908,518
Interest income	88,451	106,331

Total income (loss)	(15,144,757)	41,014,849

Expenses:
Clearing fees	275,541	175,162
Professional fees	74,154	67,510

Total expenses	349,695	242,672

Net income (loss)	(15,494,452)	40,772,177
Additions — Limited Partners	99,038,000	50,594,000
Redemptions — Limited Partners	(48,064,277)	(32,687,327)
Distribution of interest income to feeder funds	(88,451)	(106,331)

Net increase (decrease) in Partners’ Capital	35,390,820	58,572,519
Partners’ Capital, beginning of period	684,909,493	449,718,446

Partners’ Capital, end of period	$720,300,313	$508,290,965

Net Asset Value per Redeemable Unit (334,171.2724 and 257,254.5568 Redeemable Units outstanding at March 31, 2010 and 2009, respectively)	$2,155.48	$1,975.83

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$(45.76)	$161.79

Weighted average units outstanding	336,275.2299	253,298.7941

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009

Net realized and unrealized gains (losses)*	$(49.10)	$115.43
Interest income allocated from Master	0.19	0.34
Expenses and allocation to Special Limited Partner**	(10.54)	(10.12)

Increase (decrease) for the period	(59.45)	105.65
Net Asset Value per Redeemable Unit, beginning of period	1,645.73	1,466.76

Net Asset Value per Redeemable Unit, end of period	$1,586.28	$1,572.41

*	Includes Partnership brokerage fees and clearing fees allocated from Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from Master and includes allocation to Special Limited Partner.

	Three Months Ended
	March 31,
	2010	2009

Ratio to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(6.7)%	(6.7)%

Operating expenses	6.7%	6.8%
Allocation to Special Limited Partner	—%	—%

Total expenses and allocation to Special Limited Partner	6.7%	6.8%

Total return:
Total return before allocation to Special Limited Partner	(3.6)%	7.2%
Allocation to Special Limited Partner	—%	—%

Total return after allocation to Special Limited Partner	(3.6)%	7.2%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended
	March 31,
	2010	2009

Net realized and unrealized gains (losses)*	$(45.79)	$161.62
Interest income	0.27	0.44
Expenses **	(0.24)	(0.27)

Increase (decrease) for the period	(45.76)	161.79
Distribution of interest income to feeder funds	(0.27)	(0.44)
Net Asset Value per Redeemable Unit, beginning of period	2,201.51	1,814.48

Net Asset Value per Redeemable Unit, end of period	$2,155.48	$1,975.83

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended
	March 31,
	2010	2009

Ratios to average net assets:***
Net investment income (loss) ****	(0.2)%	(0.1)%

Operating expense	0.2%	0.2%

Total return	(2.1)%	8.9%

***	Annualized.

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master feeder” structure. The Partnership’s pro rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swaps contracts on the Statements of Financial Condition as the criteria under ASC 210 Balance Sheet have been met.

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.
The Master adopted ASC 815 Derivatives and Hedging as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The contracts outstanding at the period ended March 31, 2010 are indicative of volume traded during the period. See the Condensed Schedule of Investments. All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and exchange-cleared swap contracts traded for the three months ended for March 31, 2010 and 2009, based on a monthly calculation, was 159,945and 89,541, respectively. The average number of options contracts traded for the three months ended March 31, 2010 and 2009 based on a monthly calculation, were 1,344 and 2,477, respectively.
The following tables indicate the fair values of derivative instruments of futures, exchange-cleared swap and option contracts as separate assets and liabilities as of March 31, 2010 and December 31, 2009.

March 31, 2010
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$254,361,055

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$254,361,055

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(345,566,088)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(345,566,088)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(91,205,033)*

*	This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.

Assets
Options Owned
Energy	$2,736

Options owned	$2,736	**

Liabilities
Options Written
Energy	$(1,126,092)

Options written	$(1,126,092	)***

**	This amount is in “Options owned, at fair value” on the Master’s Statements of Financial Condition.

***	This amount is in “Options written, at fair value” on the Master’s Statements of Financial Condition.

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

December 31, 2009

Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$37,079,802

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$37,079,802

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(66,492,555)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(66,492,555)

Net unrealized depreciation on open futures contracts	$(29,412,753)*

*	This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.

Assets
Options Owned
Energy	$1,092,800

Options owned	$1,092,800	**

Liabilities
Options Written
Energy	$(1,249,600)

Options written	$(1,249,600	)***

**	This amount is in “Options owned at fair value” on the Master’s Statements of Financial Condition.

***	This amount is in “Options written at fair value” on the Master’s Statements of Financial Condition.
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2010 and 2009.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
Sector	Gain (loss) from trading		Gain (loss) from trading
Energy	$(15,233,208)		$40,908,518

Total	$(15,233,208	)****	$40,908,518	****

****	This amount is in “Gain (loss) from trading, net” on the Master’s Statements of Income and Expenses and Changes in Partner’s Capital.

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

4.	Fair Value Measurements:

Partnership’s Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.

Partnership’s Fair Value Measurements.  The Partnership adopted ASC 820, Fair Value Measurements and Disclosures as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
      In 2009, the Partnership adopted amendments to ASC 820 Fair Value Measurements and Disclosures, which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

The Partnership values investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	3/31/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$499,316,230	$—	$499,316,230	$—

Total fair value	$499,316,230	$—	$499,316,230	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$479,820,291	$—	$479,820,291	$—

Total fair value	$479,820,291	$—	$479,820,291	$—

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

      Master’s Investments.   All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Master’s Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

      Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

      The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2010 and December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	3/31/2010	(Level 1)	(Level 2)	(Level 3)
Assets
Options owned	$2,736	$2,736	$—	$—

Total assets	2,736	2,736	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$91,205,033	$91,205,033	$—	$—
Options written	1,126,092	1,126,092	—	—

Total liabilities	92,331,125	92,331,125	—	—

Total fair value	$(92,328,389)	$(92,328,389)	$—	$—

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Options owned	$1,092,800	$1,092,800	$—	$—

Total assets	$1,092,800	$1,092,800	$—	$—

Liabilities
Futures and Exchange-Cleared Swaps	$29,412,753	$29,412,753	$—	$—
Options written	1,249,600	1,249,600	—	—

Total liabilities	30,662,353	30,662,353	—	—

Total fair value	$(29,569,553)	$(29,569,553)	$—	$—

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

5.	Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

As both a buyer and seller of options, the Partnership/Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees as described in ASC 460, Guarantees.

The General Partner monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps and options contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

6.	Critical Accounting Policies:

     Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.
     Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.
     Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.
     Partnership’s and Master’s Fair Value Measurements. The Partnership and the Master adopted ASC 820 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the period ended March 31, 2010, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

      The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the period ended March 31, 2010, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Master trades futures contracts and exchange cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.
     Options. The Master may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Master’s Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Master’s Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
     In 2007, the Partnership adopted ASC 740, Income Taxes which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.
     Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
     Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements,” which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Partnership’s financial statements disclosures.
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
     Net Income (loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2010.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, additions, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2010, the Partnership’s capital increased 5.1% from $470,599,506 to $494,584,832. This increase was attributable to an inflow of additional sales of 29,898.3849 Redeemable Units of Limited Partnership Interest totaling $49,038,000, which was partially offset by a net loss from operations of $18,482,839 coupled by the redemption of 4,060.6285 Redeemable Units of Limited Partnership Interest totaling $6,569,835. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on futures trading, interest income, expenses, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2010, the Master’s capital increased 5.2% from $684,909,493 to $720,300,313. This increase was attributable to an inflow of additional sales of 44,891.7194 redeemable units totaling $99,038,000, which was partially offset by a net loss from operations of $15,494,452 coupled by the redemption of 21,830.0243 redeemable units totaling $48,064,277 and distribution of interest income to feeder funds totaling $88,451 to the limited partners of the Master. Future redemptions can impact the amount of funds available for investments in commodity positions in subsequent periods.
Critical Accounting Policies
     Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.
     Partnership’s and Master’s Fair Value Measurements. The Partnership and the Master adopted ASC 820 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the period ended March 31, 2010, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
      The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the period ended March 31, 2010, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Master trades futures contracts and exchange cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.
     Options. The Master may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Master’s Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Master’s Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2010, the Net Asset Value per Redeemable Unit decreased 3.6% from $1,645.73 to $1,586.28 as compared to an increase of 7.2% in the first quarter of 2009. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the first quarter of 2010 of $10,452,473. Losses were primarily attributable to the trading of futures and options in NYMEX Natural Gas and ICE Natural Gas. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the first quarter of 2009 of $30,347,688. Gains were primarily attributable to the Master’s trading of commodity futures in NYMEX Gasoline and NYMEX Natural Gas and were partially offset by losses in ICE Natural Gas.
         Losses were accumulated for the first quarter of 2010 as volatile market conditions in the energy markets proved difficult for trading.
        Losses were accumulated in February and March as difficult trading conditions persisted. In February, natural gas prices rallied from $5.13 to $5.68 mid-month. As the weather forecast moderated and the storage data confirmed a looser supply and demand balance than the market consensus estimates, prices corrected back to $4.816 for the March contract expiration. The Oct10-Jan11 spread ended January at $0.935 contango (Oct less than Jan). With the rally during the first half of February, the spread tightened into $0.807. As the prices corrected, the spread also moved back out, finishing the month at $0.915 contango (tighter on the month by 2 cents). The failure of bearish spreads to exceed the end of January levels, despite a lower flat price, negatively impacted Partnership performance. Continued producer hedging in the longer-dated contracts suppressed prices and reduced the performance of the Partnership. Prices reversed in March and declined from $4.813 to expiration on the lows of $3.842, as the cold weather forecast, built into the market consensus point-of-view, failed to materialize. The Oct10-Jan11 moved from $0.887 contango (Oct less than Jan) to finish the month at $1.07 contango. Despite a bearish resolution to the winter, the Oct10-Jan11 spread failed to make new lows (wider contango) for the season and remained above the widest point in November of $1.165; typically, with the risk premium of winter removed from the market and a nearly-second record end of March storage balance, one would have expected the Oct-Jan spread to have finished at new lows. Continued producer hedging in the longer-dated contracts suppressed prices in the back of the market and limited the moves in the seasonal spreads, causing the spreads to be at less bearish levels. Producers have reached historically high hedged volumes per total estimated production ratios; some companies have nearly doubled their previous maximum ratios. The producers' panic to sell calendar strips has pushed prices in the deferred contracts to levels that contain insufficient risk premium for potential bullish events in our point-of-view. The breakdown in the correlation between spread valuations and the near-term market fundamentals resulted in negative performance of the portfolio.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place up to all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocable share of 80% of the interest earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income allocated from the Master for the three months ended March 31, 2010 decreased by $17,083, as compared to the corresponding periods in 2009. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three months ended March 31, 2010 as compared to the corresponding period in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which the Partnership nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2010 increased by $1,306,254, as compared to the corresponding period in 2009. The increase in brokerage fees is due to higher average net assets during the three months ended March 31, 2010 as compared to the corresponding period in 2009.
Advisory fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Advisory fees for the three months ended March 31, 2010 increased by $694,664, as compared to the corresponding period in 2009. The increase in advisory fees is due to higher average net assets during the three months ended March 31, 2010 as compared to the corresponding period in 2009.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 2010 increased by $173,666, as compared to the corresponding period in 2009. The increase in administrative fees is due to higher average net assets during the three months ended March 31, 2010 as compared to the corresponding period in 2009.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three months ended March 31, 2010 and 2009. The Advisor will not be allocated a profit share until the Advisor recovers the net loss and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Master is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s and the Partnership’s main line of business.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2010, and the highest, lowest and average values during the three months ended March 31, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. As of March 31, 2010, the Master’s total capitalization was $720,300,313 and the Partnership owned approximately 69.3% of the Master. The Partnership invests substantially all of its assets in the Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Master as of March 31, 2010 was as follows:

March 31, 2010
(Unaudited)

			Three Months Ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$48,891,388	6.79%	$48,891,388	$19,153,412	$33,329,382

Total	$48,891,388	6.79%

* Average of month-end Values at Risk.

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There are no material legal proceedings pending against the Partnership or the General Partner.
Credit Crisis Related Matters
      Citigroup and its affiliates, including CGM, continue to defend lawsuits and arbitrations asserting claims for damages and related relief for losses arising from the global financial credit and subprime-mortgage crisis that began in 2007. Certain of these actions have been resolved, through either settlements or court proceedings.
      In addition, Citigroup and its affiliates, including CGM, continue to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission and other government agencies in connection with various formal and informal inquiries concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of their regulators to resolve certain of these matters.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2010, there were additional sales of 29,898.3849 Redeemable Units of Limited Partnership Interest totaling $49,038,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable units were purchased by accredited investors as defined in Regulation D, as well as by a smaller number of persons who are non-accredited investors.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests, including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable Units	Dollar Value) of
	(a) Total		Purchased as Part	Redeemable Units that
	Number of	(b) Average	of Publicly	May Yet Be
	Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
January 1, 2010 - January 31, 2010	1,140.7500	$1,650.13	N/A	N/A
February 1, 2010 - February 28, 2010	1,526.9702	$1,622.76	N/A	N/A
March 1, 2010 - March 31, 2010	1,392.9083	$1,586.28	N/A	N/A
Total	4,060.6285	$1,617.94

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

Item 3.	Defaults Upon Senior Securities – None

Item 4.	[Removed and Reserved]

Item 5.	Other Information — None

Item 6. Exhibits
Exhibit

3.1	(a)	Certificate of Limited Partnership dated April 15, 2005 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

3.2		Third Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 27, 2010 and incorporated herein by reference).

10.1	(a)	Advisory Agreement among the Partnership, the General Partner and SandRidge Capital, L.P. (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Letter from the General Partner to SandRidge Capital, L.P. extending the Advisory Agreement through June 30, 2010 (filed as Exhibit 10.1(b) to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010 and incorporated herein by reference).

10.2	(a)	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Addendum to the Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3		Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.3 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4		Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

10.5		Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009 and incorporated herein by reference).

31.1		Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2		Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1		Section 1350 Certification (Certification of President and Director).

32.2		Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL ENERGY FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date: May 17, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 17, 2010