Form 10-Q
period 2010-06-30
BRISTOL ENERGY FUND LP
filed 2010-08-16
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number 000-52602

BRISTOL ENERGY FUND L.P.
(Exact name of registrant as specified in its charter)

New York	20-2718952

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.	)

c/o Ceres Managed Futures LLC
522 Fifth Avenue, 14th Floor
New York, New York 10036
(Address of principal executive offices) (Zip Code)

(212) 296-1999
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

Yes     No X

As of July 31, 2010, 328,830.2241 Limited Partnership Redeemable Units were outstanding.

BRISTOL ENERGY FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2010 and December 31, 2009 (unaudited)	3

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2010 and 2009 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF SandRidge Master Fund L.P. (unaudited)	5 – 19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 – 22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	24

PART II - Other Information		25 – 27

Exhibits

Ex. 31.1 Certification
Ex. 31.2 Certification
Ex. 32.1 Certification
Ex. 32.2 Certification

PART I
Item 1. Financial Statements
Bristol Energy Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets:
Investment in Master, at fair value	$477,834,814	$479,820,291
Cash	136,049	148,017

Total assets	$477,970,863	$479,968,308

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$1,493,659	$1,499,901
Advisory fees	794,029	797,316
Administrative fees	198,507	199,329
Other	59,540	78,765
Redemptions payable	6,119,528	6,793,491

Total liabilities	8,665,263	9,368,802

Partners’ Capital:
General Partner, 3,346.8277 unit equivalents outstanding at June 30, 2010 and December 31, 2009	4,743,526	5,507,975
Special Limited Partner 800.7772 Redeemable Units outstanding at June 30, 2010 and December 31, 2009	1,134,958	1,317,863
Limited Partners, 326,973.2327 and 281,803.7996 Redeemable Units outstanding at June 30, 2010 and December 31, 2009, respectively	463,427,116	463,773,668

Total partners’ capital	469,305,600	470,599,506

Total liabilities and partners’ capital	$477,970,863	$479,968,308

Net asset value per unit	$1,417.32	$1,645.73

See accompanying notes to financial statements.

Bristol Energy Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income:
Net realized gains (losses) on closed contracts allocated from Master	$(78,019,555)	$50,793,221	$(45,559,660)	$(32,260,917)
Change in net unrealized gains (losses) on open contracts allocated from Master	29,631,186	(27,535,178)	(13,281,182)	85,866,648
Interest income allocated from Master	127,010	77,274	187,170	154,517
Expenses allocated from Master	(403,718)	(157,175)	(645,271)	(339,381)

Total income (loss)	(48,665,077)	23,178,142	(59,298,943)	53,420,867

Expenses:
Brokerage fees	4,765,147	3,654,250	9,437,852	7,020,701
Advisory fees	2,533,101	1,942,110	5,016,895	3,731,240
Administrative fees	633,275	485,527	1,254,224	932,810
Other	73,078	63,910	144,603	128,520

Total expenses	8,004,601	6,145,797	15,853,574	11,813,271

Net income (loss) before allocation to Special Limited Partner	(56,669,678)	17,032,345	(75,152,517)	41,607,596
Allocation to Special Limited Partner	—	(2,847,332)	—	(2,847,332)

Net income (loss) after allocation to Special Limited Partner	(56,669,678)	14,185,013	(75,152,517)	38,760,264
Additions — Special Partner	—	2,847,332	—	2,847,332
Additions — Limited Partners	43,913,000	29,857,468	92,951,000	48,451,468
Redemptions — Limited Partners	(12,522,554)	(16,475,179)	(19,092,389)	(28,085,858)

Net increase (decrease) in Partners’ Capital	(25,279,232)	30,414,634	(1,293,906)	61,973,206
Partners’ Capital, beginning of period	494,584,832	363,697,424	470,599,506	332,138,852

Partners’ Capital, end of period	$469,305,600	$394,112,058	$469,305,600	$394,112,058

Net asset value per unit (331,120.8376 and 241,534.3427 units outstanding at June 30, 2010 and 2009, respectively)	$1,417.32	$1,631.70	$1,417.32	$1,631.70

Net income (loss) per Redeemable Unit and General Partner unit equivalent	$(168.96)	$59.29	$(228.41)	$164.94

Weighted average units outstanding	331,154.0537	239,867.2795	318,649.9326	236,165.2281

See accompanying notes to financial statements.

Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2010.

At June 30, 2010 and December 31, 2009, the Partnership owned approximately 70.4% and 70.1%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of such limited partner’s initial capital contribution and profits, if any, net of distributions.

Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2010, and December 31, 2009, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2010, and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

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

Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2010 and December 31, 2009 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2010 and 2009 are presented below:
CMF SandRidge Master Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets:
Equity in trading account:
Cash	$632,262,204	$691,877,329
Cash margin	89,879,097	22,651,198
Options purchased, at fair value (cost $7,687,100 and $1,392,000 at June 30, 2010 and December 31, 2009, respectively)	9,019,552	1,092,800

Total assets	$731,160,853	$715,621,327

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange-cleared swap contracts	$52,624,882	$29,412,753
Options premium received, at fair value (premium $0 and $994,000 at June 30, 2010 and December 31, 2009, respectively)	—	1,249,600
Accrued expenses:
Professional fees	30,598	49,481

Total liabilities	52,655,480	30,711,834

Partners’ Capital:
General Partner, 0.0000 unit equivalents at June 30, 2010 and December 31, 2009	—	—
Limited Partners’, 346,878.2231 and 311,109.5773 units outstanding June 30, 2010 and December 31, 2009, respectively	678,505,373	684,909,493

Total liabilities and partners’ capital	$731,160,853	$715,621,327

Net asset value per unit	$1,956.03	$2,201.51

Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

CMF SandRidge Master Fund L.P.
Condensed Schedule of Investments
June 30, 2010
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures and Exchange-Cleared Swap Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Jan. 11 - Dec. 15	83,402	$(93,193,433)	(13.73)%
NYMEX Henry Hub Natural Gas March 11 - Dec. 14	20,976	(34,449,620)	(5.08)
NYMEX Natural Gas Oct. 10 - March 12	8,658	(15,328,691)	(2.26)

Total futures and exchange-cleared swap contracts purchased		(142,971,744)	(21.07)

Futures and Exchange-Cleared Swap Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap Aug. 10 - Apr. 11	39,254	33,744,713	4.97
NYMEX Henry Hub Natural Gas Swap Aug. 10 - Dec. 13	21,992	27,745,710	4.09
NYMEX Henry Hub Natural Gas Aug. 10 - Apr. 11	15,275	28,856,439	4.25

Total futures and exchange-cleared swap contracts sold		90,346,862	13.31

Options Purchased
Puts
Energy	4,328	9,019,552	1.33

Total options purchased		9,019,552	1.33

Total fair value		$(43,605,330)	(6.43)%

Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

CMF SandRidge Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures and Exchange-Cleared Swap Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Apr. 10 — Dec. 14	33,801	$(11,509,797)	(1.68)%
NYMEX Henry Hub Natural Gas Swap Mar. 10 — Dec. 14	14,452	(7,309,750)	(1.07)
NYMEX Henry Hub Natural Gas May 10 — May 11	4,825	(5,954,147)	(0.87)
NYMEX Henry Hub Penultimate Mar. 10	524	495,220	0.07

Total futures and exchange-cleared swap contracts purchased		(24,278,474)	(3.55)

Futures and Exchange-Cleared Swap Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap Mar. 10 — March 11	22,040	(6,466,193)	(0.94)
NYMEX Henry Hub Natural Gas Swap May 10 — Dec. 13	10,108	5,801,850	0.84
NYMEX Henry Hub Natural Gas Mar. 10 — Sept. 10	6,621	(4,469,936)	(0.65)

Total futures and exchange-cleared swap contracts sold		(5,134,279)	(0.75)

Options Purchased
Puts
Energy	240	1,092,800	0.16

Total options purchased		1,092,800	0.16

Options Premium Received
Calls
Energy	240	(1,249,600)	(0.18)

Total options premium received		(1,249,600)	(0.18)

Total fair value		$(29,569,553)	(4.32)%

Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

CMF SandRidge Master Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(109,835,101)	$69,743,004	$(62,858,713)	$(41,422,051)
Change in net unrealized gains (losses) on open contracts	40,884,719	(37,876,249)	(21,324,877)	114,197,324

Gain (loss) from trading, net	(68,950,382)	31,866,755	(84,183,590)	72,775,273
Interest income	181,380	109,232	269,831	215,563

Total income (loss)	(68,769,002)	31,975,987	(83,913,759)	72,990,836

Expenses:
Clearing fees	480,620	165,315	756,161	340,477
Professional fees	89,688	49,717	163,842	117,227

Total expenses	570,308	215,032	920,003	457,704

Net income (loss)	(69,339,310)	31,760,955	(84,833,762)	72,533,132
Additions — Limited Partners	65,570,500	39,965,290	164,608,500	90,559,290
Redemptions — Limited Partners	(37,844,750)	(28,158,004)	(85,909,027)	(60,845,331)
Distribution of interest income to feeder funds	(181,380)	(109,232)	(269,831)	(215,563)

Net increase (decrease) in Partners’ Capital	(41,794,940)	43,459,009	(6,404,120)	102,031,528
Partners’ Capital, beginning of period	720,300,313	508,290,965	684,909,493	449,718,446

Partners’ Capital, end of period	$678,505,373	$551,749,974	$678,505,373	$551,749,974

Net asset value per unit (346,878.2231 and 263,013.4685 units outstanding at June 30, 2010 and 2009, respectively)	$1,956.03	$2,097.80	$1,956.03	$2,097.80

Net income (loss) per unit	$(198.93)	$122.39	$(244.69)	$284.18

Weighted average units outstanding	347,293.4914	264,112.7467	341,784.3606	258,705.7704

Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per Redeemable Unit for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net realized and unrealized gains (losses) allocated from Master *	$(159.36)	$81.42	$(208.46)	$196.85
Interest income allocated from Master	0.38	0.32	0.57	0.66
Expenses and allocation to Special Limited Partner**	(9.98)	(22.45)	(20.52)	(32.57)

Increase (decrease) for the period	(168.96)	59.29	(228.41)	164.94
Net asset value per Redeemable Unit, beginning of period	1,586.28	1,572.41	1,645.73	1,466.76

Net asset value per Redeemable Unit, end of period ***	$1,417.32	$1,631.70	$1,417.32	$1,631.70

*	Includes Partnership brokerage fees and clearing fees allocated from Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from Master and includes allocation to Special Limited Partner.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Ratios to Average Net Assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(6.6)%	(6.6)%	(6.7)%	(6.7)%

Operating expenses	6.8%	6.7%	6.7%	6.8%
Allocation to Special Limited Partner	—%	0.8%	—%	0.8%

Total expenses and allocation to Special Limited Partner	6.8%	7.5%	6.7%	7.6%

Total return:
Total return before allocation to Special Limited Partner	(10.7)%	4.5%	(13.9)%	12.0%
Allocation to Special Limited Partner	—%	(0.7)%	—%	(0.8)%

Total return after allocation to Special Limited Partner	(10.7)%	3.8%	(13.9)%	11.2%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses)*	$(199.18)	$122.17	$(244.97)	$283.79
Interest income	0.52	0.42	0.79	0.86
Expenses **	(0.27)	(0.20)	(0.51)	(0.47)

Increase (decrease) for the period	(198.93)	122.39	(244.69)	284.18
Distribution of interest income to feeder funds	(0.52)	(0.42)	(0.79)	(0.86)
Net asset value per unit, beginning of period	2,155.48	1,975.83	2,201.51	1,814.48

Net asset value per unit, end of period	$1,956.03	$2,097.80	$1,956.03	$2,097.80

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Ratios to average net assets:***
Net investment income (loss) ****	(0.2)%	(0.1)%	(0.2)%	(0.1)%

Operating expense	0.3%	0.2%	0.3%	0.2%

Total return	(9.3)%	6.2%	(11.2)%	15.7%

***	Annualized.

****	Interest income less total expenses.

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

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swap contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet, have been met.

Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.
The Master adopted ASC 815 Derivatives and Hedging, as of January 1, 2009, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The contracts outstanding at the period ended June 30, 2010 are indicative of volume traded during the period. See the Condensed Schedule of Investments. All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and exchange-cleared swap contracts traded for the three months ended for June 30, 2010 and 2009, based on a monthly calculation, was 216,126 and 41,863, respectively. The average number of futures and exchange-cleared swap contracts traded for the six months ended June 30, 2010 and 2009, based on a monthly calculation, was 188,035 and 65,702, respectively. The average number of options contracts traded for the three months ended June 30, 2010 and 2009 based on a monthly calculation, was 1,842 and 4,460, respectively. The average number of options contracts traded for the six months ended June 30, 2010 and 2009 based on a monthly calculation, was 1,593 and 3,469, respectively.
The following tables indicate the fair values of derivative instruments of futures, exchange-cleared swap and option contracts as separate assets and liabilities as of June 30, 2010 and December 31, 2009.

June 30, 2010
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$109,404,274

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$109,404,274

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(162,029,156)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(162,029,156)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(52,624,882)*

*	This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.

Assets
Options Purchased
Energy	$9,019,552

Options purchased	$9,019,552	**

**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

December 31, 2009

Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$37,079,802

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$37,079,802

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(66,492,555)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(66,492,555)

Net unrealized depreciation on open futures contracts	$(29,412,753)*

*	This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.

Assets
Options Purchased
Energy	$1,092,800

Options purchased	$1,092,800	**

Liabilities
Options Premium Received
Energy	$(1,249,600)

Options premium received	$(1,249,600	)***

**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

***	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.
The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
Sector	Gain (loss) from trading		Gain (loss) from trading		Gain (loss) from trading		Gain (loss) from trading
Energy	$(68,950,382)		$31,866,755		$(84,183,590)		$72,775,273

Total	$(68,950,382	)****	$31,866,755	****	$(84,183,590	)****	$72,775,273	****

****	This amount is in “Gain (loss) from trading, net” on the Master’s Statements of Income and Expenses and Changes in Partner’s Capital.

Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
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
      In 2009, the Partnership adopted amendments to ASC 820, which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

The Partnership values investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	6/30/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$477,834,814	$—	$477,834,814	$—

Total fair value	$477,834,814	$—	$477,834,814	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$479,820,291	$—	$479,820,291	$—

Total fair value	$479,820,291	$—	$479,820,291	$—

Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
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

      Master’s Fair Value Measurements.  The Master adopted ASC 820, as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

      The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2010 and December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	6/30/2010	(Level 1)	(Level 2)	(Level 3)
Assets
Options purchased	$9,019,552	$9,019,552	$—	$—

Total assets	9,019,552	9,019,552	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$52,624,882	$52,624,882	$—	$—

Total liabilities	52,624,882	52,624,882	—	—

Total fair value	$(43,605,330)	$(43,605,330)	$—	$—

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Options Purchased	$1,092,800	$1,092,800	$—	$—

Total assets	$1,092,800	$1,092,800	$—	$—

Liabilities
Futures and Exchange-Cleared Swaps	$29,412,753	$29,412,753	$—	$—
Options premium received	1,249,600	1,249,600	—	—

Total liabilities	30,662,353	30,662,353	—	—

Total fair value	$(29,569,553)	$(29,569,553)	$—	$—

Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
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
June 30, 2010
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
     The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

      The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2010 and December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Master trades futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.
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
     ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.
     Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
     Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements,” which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Partnership’s financial statements disclosures.
     In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update were effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
     Net Income (loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2010.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, additions, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2010, the Partnership’s capital decreased 0.3% from $470,599,506 to $469,305,600. This decrease was attributable to the net loss from operations of $75,152,517 coupled with the redemption of 12,395.8548 Redeemable Units totaling $19,092,389, which was partially offset by the additional sales of 57,565.2879 Redeemable Units totaling $92,951,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on futures trading, interest income, expenses, redemptions of units and distributions of profits, if any.

For the six months ended June 30, 2010, the Master’s capital decreased 0.9% from $684,909,493 to $678,505,373. This decrease was attributable to the net loss from operations of $84,833,762 coupled with the redemption of 39,340.9430 units totaling $85,909,027 and distribution of interest income to feeder funds totaling $269,831, which was partially offset by the additional sales of 75,109.5888 units totaling $164,608,500. Future redemptions can impact the amount of funds available for investments in commodity positions in subsequent periods.
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
     The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
      The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the period ended June 30, 2010, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Master trades futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.
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

Results of Operations

During the Partnership’s second quarter of 2010, the net asset value per Redeemable Unit decreased 10.7% from $1,586.28 to $1,417.32 as compared to an increase of 3.8% in the second quarter of 2009. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the second quarter of 2010 of $48,388,369. Losses were primarily attributable to the trading of futures and options in NYMEX Natural Gas and ICE Natural Gas. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the second quarter of 2009 of $23,258,043. Gains were primarily attributable to the trading of futures and options in NYMEX Natural Gas, ICE Natural Gas and NYMEX Gasoline.
     Equity markets sold off sharply during the second quarter of 2010, as the global economic recovery decelerated and investors began to worry about a “double dip” recession. In Europe, the global credit crisis continued to morph into a sovereign debt crisis, placing significant constraints on governments’ ability to maintain unprecedented deficit spending programs. Losses were accumulated for the quarter as volatile market conditions in the energy markets proved difficult for trading.
     The second quarter macro environment was marked by two strong opposing forces that created volatile markets for many assets. Strong cyclical data supported the global recovery and growth story, while significant structural problems, primarily in Europe but also affecting most other developed economies weighed on sentiment. Losses were accumulated in the second half of the quarter, offsetting modest gains recorded in April.
     In April, profits were earned in trading natural gas as the natural gas market was moving towards an equilibrium state priced off the previous year’s experience. Prices rallied from the lows of approximately $3.92 to the mid-$4.30’s early in the month. The weekly EIA storage injections pointed towards the loose supply and demand balance, but the weekly changes were somewhat inconsistent with the market consensus weekly estimates for the storage report; this confusion led to choppy price action for the month. However, gains were more than offset by the losses in May and June. In May, losses were accumulated in the spread portfolio as well as underperformance in the deferred contracts. The extreme weather has resulted in a bullish start to the summer season. Continued concerns regarding a hot summer and active hurricane season have built more risk premium into the market. Production continued to surpass market estimates and the core supply and demand balance was loose. Prices continued to rally against the portfolio in June. The rally was fueled by a combination of the extremely bullish hot weather, a hangover effect of risk reduction following the European sovereign debt issues, and a large player having to reduce positions due to credit issues. As the rally progressed, the market entered a panic liquidation mode. As the panic subsided, prices then retreated to the 40-day moving average near $4.600 at the end of the month. The break in the market was mainly driven by bearish fundamental data supporting larger storage injections than the market expected given the heat. The market continues to place a high premium for continued summer heat and potential storm-related production outages.

During the six months ended June 30, 2010 the net asset value per Redeemable Unit decreased 13.9% from $1,645.73 to $1,417.32 as compared to an increase of 11.2% during the six months ended June 30, 2009. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees for the six months ended June 30, 2010 of $58,840,842. Losses were primarily attributable to the trading of futures and options in NYMEX Natural Gas and ICE Natural Gas. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees for the six months ended June 30, 2009 of $53,605,731. Gains were primarily attributable to the trading of futures and options in NYMEX Natural Gas, ICE Natural Gas and NYMEX Gasoline.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place up to all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocable share of 80% of the interest earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income allocated from the Master for the three and six months ended June 30, 2010 increased by $49,736 and $32,653, respectively, as compared to the corresponding periods in 2009. The increase in interest income is primarily due to higher average net assets during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and six months ended June 30, 2010 increased by $1,110,897 and $2,417,151, respectively as compared to the corresponding periods in 2009. The increase in brokerage fees is due to higher average net assets during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.
Advisory fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Advisory fees for the three and six months ended June 30, 2010 increased by $590,991 and $1,285,655, respectively, as compared to the corresponding periods in 2009. The increase in advisory fees is due to higher average net assets during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and six months ended June 30, 2010 increased by $147,748 and $321,414, respectively, as compared to the corresponding periods in 2009. The increase in administrative fees is due to higher average net assets during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and six months ended June 30, 2010. The Advisor will not earn a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. The profit share allocation accrued for the three and six months ended June 30, 2009 was $2,847,332.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2010, and the highest, lowest and average values during the three months ended June 30, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. As of June 30, 2010, the Master’s total capitalization was $678,505,373 and the Partnership owned approximately 70.4% of the Master. The Partnership invests substantially all of its assets in the Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Master as of June 30, 2010 was as follows:

June 30, 2010
(Unaudited)

			Three Months Ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$82,535,778	12.16%	$82,978,848	$45,323,627	$67,357,103

Total	$82,535,778	12.16%

* Average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, except that the following disclosure supersedes the risk factor set forth therein titled, “Regulatory changes could restrict the Partnership’s operations”.
Regulatory changes could restrict the Partnership’s operations.

Regulatory changes could adversely affect the Partnership by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). Among other things, the Act grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Act including comprehensive regulation of the OTC derivatives market. The implementation of the Act could adversely affect the Partnership by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny may increase the Partnership’s and the General Partner’s exposure to potential liabilities. Increased regulatory oversight can also impose administrative burdens on the General Partner, including, without limitation, responding to investigations and implementing new policies and procedures. As a result, the General Partner’s time, attention and resources may be diverted from portfolio management activities. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2010, there were additional sales of 27,666.9030 Redeemable Units totaling $43,913,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D, as well as by a smaller number of persons who are non-accredited investors.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests, including futures contracts, options, swaps and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable Units	Dollar Value) of
	(a) Total		Purchased as Part	Redeemable Units that
	Number of	(b) Average	of Publicly	May Yet Be
	Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2010 - April 30, 2010	2,681.8041	$1,615.80	N/A	N/A
May 1, 2010 - May 31, 2010	1,335.7469	$1,549.52	N/A	N/A
June 1, 2010 - June 30, 2010	4,317.6753	$1,417.32	N/A	N/A
Total	8,335.2263	$1,502.37

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

Item 3.	Defaults Upon Senior Securities – None

Item 4.	[Removed and Reserved]

Item 5.	Other Information — None

Item 6. Exhibits
Exhibit

3.1	(a)	Certificate of Limited Partnership dated April 15, 2005 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

3.1	(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

3.2		Third Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 27, 2010 and incorporated herein by reference).

10.1	(a)	Advisory Agreement among the Partnership, the General Partner and SandRidge Capital, L.P. (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Letter from the General Partner to SandRidge Capital, L.P. extending the Advisory Agreement through June 30, 2010 (filed as Exhibit 10.1(b) to the Annual Report on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.2	(a)	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Addendum to the Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3		Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM and MSSB (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.4		Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

31.1		Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2		Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer, Secretary and Director).

32.1		Section 1350 Certification (Certification of President and Director).

32.2		Section 1350 Certification (Certification of Chief Financial Officer, Secretary and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL ENERGY FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: August 16, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer, Secretary and Director
(Principal Accounting Officer)

Date: August 16, 2010