Form 10-Q
period 2010-09-30
BRISTOL ENERGY FUND LP
filed 2010-11-12
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes     No X

As of October 31, 2010, 320,696.1429 Limited Partnership Redeemable Units were outstanding.

BRISTOL ENERGY FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2010 (unaudited) and December 31, 2009	3

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2010 and 2009 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF SandRidge Master Fund L.P. (unaudited)	5 – 19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 – 22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	24

PART II - Other Information		25 – 27

Exhibits

Ex. 31.1 Certification
Ex. 31.2 Certification
Ex. 32.1 Certification
Ex. 32.2 Certification

PART I
Item 1. Financial Statements
Bristol Energy Fund L.P.
Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2010	2009
Assets:
Investment in Master, at fair value	$436,277,495	$479,820,291
Cash	102,235	148,017

Total assets	$436,379,730	$479,968,308

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$1,363,687	$1,499,901
Advisory fees	724,983	797,316
Administrative fees	181,246	199,329
Other	26,126	78,765
Redemptions payable	7,315,858	6,793,491

Total liabilities	9,611,900	9,368,802

Partners’ Capital:
General Partner, 3,346.8277 unit equivalents outstanding at September 30, 2010 and December 31, 2009	4,358,507	5,507,975
Special Limited Partner 800.7772 Redeemable Units outstanding at September 30, 2010 and December 31, 2009	1,042,836	1,317,863
Limited Partners, 323,561.3891 and 281,803.7996 Redeemable Units outstanding at September 30, 2010 and December 31, 2009, respectively	421,366,487	463,773,668

Total partners’ capital	426,767,830	470,599,506

Total liabilities and partners’ capital	$436,379,730	$479,968,308

Net asset value per unit	$1,302.28	$1,645.73

See accompanying notes to financial statements.

Bristol Energy Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income:
Net realized gains (losses) on closed contracts allocated from Master	$(22,416,807)	$25,011,961	$(67,976,467)	$(7,248,956)
Change in net unrealized gains (losses) on open contracts allocated from Master	(9,112,156)	(269,646)	(22,393,338)	85,597,002
Interest income allocated from Master	120,936	94,498	308,106	249,015
Expenses allocated from Master	(341,889)	(158,588)	(987,160)	(497,969)

Total income (loss)	(31,749,916)	24,678,225	(91,048,859)	78,099,092

Expenses:
Brokerage fees	4,128,555	4,160,431	13,566,407	11,181,132
Advisory fees	2,194,878	2,211,477	7,211,773	5,942,717
Administrative fees	548,720	552,870	1,802,944	1,485,680
Other	73,143	36,160	217,746	164,680

Total expenses	6,945,296	6,960,938	22,798,870	18,774,209

Net income (loss) before allocation to Special Limited Partner	(38,695,212)	17,717,287	(113,847,729)	59,324,883
Allocation to Special Limited Partner	—	(3,524,558)	—	(6,371,890)

Net income (loss) after allocation to Special Limited Partner	(38,695,212)	14,192,729	(113,847,729)	52,952,993
Additions — Special Partner	—	3,524,558	—	6,371,890
Additions — Limited Partners	21,467,000	50,337,000	114,418,000	98,788,468
Redemptions — Limited Partners	(25,309,558)	(4,564,652)	(44,401,947)	(32,650,510)
Redemptions — Special Partner	—	(9,994,440)	—	(9,994,440)

Net increase (decrease) in Partners’ Capital	(42,537,770)	53,495,195	(43,831,676)	115,468,401
Partners’ Capital, beginning of period	469,305,600	394,112,058	470,599,506	332,138,852

Partners’ Capital, end of period	$426,767,830	$447,607,253	$426,767,830	$447,607,253

Net asset value per unit (327,708.9940 and 265,130.5854 units outstanding at September 30, 2010 and 2009, respectively)	$1,302.28	$1,688.25	$1,302.28	$1,688.25

Net income (loss) per Redeemable Unit and General Partner unit equivalents	$(115.04)	$56.55	$(343.45)	$221.49

Weighted average units outstanding	336,704.1908	260,414.5657	324,668.0187	244,260.1567

See accompanying notes to financial statements.

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association. Morgan Stanley, indirectly through various subsidiaries, owns a majority interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2010.

At September 30, 2010 and December 31, 2009, the Partnership owned approximately 73.3% and 70.1%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of such limited partner’s capital contribution and profits, if any, net of distributions.

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2010, and December 31, 2009, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2010, and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2010 and December 31, 2009 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2010 and 2009 are presented below:
CMF SandRidge Master Fund L.P.
Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2010	2009
Assets:
Equity in trading account:
Cash	$596,056,930	$691,877,329
Cash margin	62,769,170	22,651,198
Options purchased, at fair value (cost $286,650 and $1,392,000 at September 30, 2010 and December 31, 2009, respectively)	331,422	1,092,800

Total assets	$659,157,522	$715,621,327

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange-cleared swap contracts	$63,820,034	$29,412,753
Options premium received, at fair value (premium $0 and $994,000 at September 30, 2010 and December 31, 2009, respectively)	—	1,249,600
Accrued expenses:
Professional fees	62,532	49,481

Total liabilities	63,882,566	30,711,834

Partners’ Capital:
General Partner, 0.0000 unit equivalents at September 30, 2010 and December 31, 2009	—	—
Limited Partners, 326,111.0440 and 311,109.5773 units outstanding September 30, 2010 and December 31, 2009, respectively	595,274,956	684,909,493

Total liabilities and partners’ capital	$659,157,522	$715,621,327

Net asset value per unit	$1,825.38	$2,201.51

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

CMF SandRidge Master Fund L.P.
Condensed Schedule of Investments
September 30, 2010
(Unaudited)

	Number of		% of Partners'
	Contracts	Fair Value	Capital
Futures and Exchange-Cleared Swap Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Jan. 11 - Dec. 15	56,262	$(127,361,662)	(21.40)%
NYMEX Henry Hub Natural Gas Swap March 11 - Dec. 14	19,836	(69,140,160)	(11.62)
NYMEX Henry Hub Natural Gas March 11 - March 12	1,987	(16,158,697)	(2.71)

Total futures and exchange-cleared swap contracts purchased		(212,660,519)	(35.73)

Futures and Exchange-Cleared Swap Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap Apr. 11 - Apr. 11	23,310	56,217,525	9.44
NYMEX Henry Hub Natural Gas Swap Jan. 11 - Dec. 13	18,760	57,316,200	9.63
NYMEX Henry Hub Natural Gas Nov. 10 - Jan. 12	7,843	34,751,100	5.84
NYMEX Henry Hub Penultimate Nov. 10	588	555,660	0.09

Total futures and exchange-cleared swap contracts sold		148,840,485	25.00

Options Purchased
Puts
Energy	273	331,422	0.06

Total options purchased		331,422	0.06

Total fair value		$(63,488,612)	(10.67)%

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
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

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

CMF SandRidge Master Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(30,452,125)	$34,278,630	$(93,310,838)	$(7,143,421)
Change in net unrealized gains (losses) on open contracts	(12,482,832)	(147,342)	(33,807,709)	114,049,982

Gain (loss) from trading, net	(42,934,957)	34,131,288	(127,118,547)	106,906,561
Interest income	165,057	133,705	434,888	349,268

Total income (loss)	(42,769,900)	34,264,993	(126,683,659)	107,255,829

Expenses:
Clearing fees	358,867	180,104	1,115,028	520,581
Professional fees	105,988	36,975	269,830	154,202

Total expenses	464,855	217,079	1,384,858	674,783

Net income (loss)	(43,234,755)	34,047,914	(128,068,517)	106,581,046
Additions — Limited Partners	26,467,000	61,194,332	191,075,500	151,753,622
Redemptions — Limited Partners	(66,297,605)	(26,179,748)	(152,206,632)	(87,025,079)
Distribution of interest income to feeder funds	(165,057)	(133,705)	(434,888)	(349,268)

Net increase (decrease) in Partners’ Capital	(83,230,417)	68,928,793	(89,634,537)	170,960,321
Partners’ Capital, beginning of period	678,505,373	551,749,974	684,909,493	449,718,446

Partners’ Capital, end of period	$595,274,956	$620,678,767	$595,274,956	$620,678,767

Net asset value per unit (326,111.0440 and 279,231.5441 units outstanding at September 30, 2010 and 2009, respectively)	$1,825.38	$2,222.81	$1,825.38	$2,222.81

Net income (loss) per unit	$(130.16)	$125.50	$(374.85)	$409.68

Weighted average units outstanding	341,894.4623	278,434.7019	341,821.0612	265,282.0809

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net realized and unrealized gains (losses) allocated from Master *	$(106.82)	$81.22	$(315.28)	$278.07
Interest income allocated from Master	0.36	0.37	0.93	1.03
Expenses and allocation to Special Limited Partner**	(8.58)	(25.04)	(29.10)	(57.61)

Increase (decrease) for the period	(115.04)	56.55	(343.45)	221.49
Net asset value per unit, beginning of period	1,417.32	1,631.70	1,645.73	1,466.76

Net asset value per unit, end of period	$1,302.28	$1,688.25	$1,302.28	$1,688.25

*	Includes Partnership brokerage fees and clearing fees allocated from Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from Master and includes allocation to Special Limited Partner.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Ratios to Average Net Assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(6.5)%	(6.6)%	(6.6)%	(6.6)%

Operating expenses	6.6%	6.7%	6.7%	6.7%
Allocation to Special Limited Partner	—%	0.8%	—%	1.7%

Total expenses and allocation to Special Limited Partner	6.6%	7.5%	6.7%	8.4%

Total return:
Total return before allocation to Special Limited Partner	(8.1)%	4.3%	(20.9)%	16.8%
Allocation to Special Limited Partner	—%	(0.8)%	—%	(1.7)%

Total return after allocation to Special Limited Partner	(8.1)%	3.5%	(20.9)%	15.1%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses)*	$(130.35)	$125.14	$(375.32)	$408.93
Interest income	0.49	0.49	1.28	1.35
Expenses **	(0.30)	(0.13)	(0.81)	(0.60)

Increase (decrease) for the period	(130.16)	125.50	(374.85)	409.68
Distribution of interest income to feeder funds	(0.49)	(0.49)	(1.28)	(1.35)
Net asset value per unit, beginning of period	1,956.03	2,097.80	2,201.51	1,814.48

Net asset value per unit, end of period	$1,825.38	$2,222.81	$1,825.38	$2,222.81

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Ratios to average net assets:***
Net investment income (loss) ****	(0.2)%	(0.1)%	(0.2)%	(0.1)%

Operating expense	0.3%	0.1%	0.3%	0.2%

Total return	(6.7)%	6.0%	(17.1)%	22.6%

***	Annualized.

****	Interest income less total expenses.

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

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swap contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210, Balance Sheet, have been met.

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.
The Master adopted ASC 815, Derivatives and Hedging, as of January 1, 2009, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The contracts outstanding at the period ended September 30, 2010 are indicative of volume traded during the period. See the Condensed Schedule of Investments. All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and exchange-cleared swap contracts traded for the three months ended September 30, 2010 and 2009, based on a monthly calculation, was 152,307 and 44,286, respectively. The average number of futures and exchange-cleared swap contracts traded for the nine months ended September 30, 2010 and 2009, based on a monthly calculation, was 176,126 and 58,563, respectively. The average number of options contracts traded for the three months ended September 30, 2010 and 2009, based on a monthly calculation, was 2,101 and 3,202, respectively. The average number of options contracts traded for the nine months ended September 30, 2010 and 2009, based on a monthly calculation, was 1,762 and 3,380, respectively.
The following tables indicate the fair values of derivative instruments of futures, exchange-cleared swap and option contracts as separate assets and liabilities as of September 30, 2010 and December 31, 2009.

September 30, 2010
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$148,916,838

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$148,916,838

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(212,736,872)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(212,736,872)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(63,820,034)*

*	This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.

Assets
Options Purchased
Energy	$331,422

Options purchased	$331,422	**

**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
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
The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
Sector	Gain (loss) from trading		Gain (loss) from trading		Gain (loss) from trading		Gain (loss) from trading
Energy	$(42,934,957)		$34,131,288		$(127,118,547)		$106,906,561

Total	$(42,934,957	)****	$34,131,288	****	$(127,118,547	)****	$106,906,561	****

****	This amount is in “Gain (loss) from trading, net” on the Master’s Statements of Income and Expenses and Changes in Partner’s Capital.

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

4.	Fair Value Measurements:

Partnership’s Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.

Partnership’s Fair Value Measurements.  The Partnership adopted ASC 820, Fair Value Measurements and Disclosures, as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
      In 2009, the Partnership adopted amendments to ASC 820, which reaffirm that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	9/30/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$436,277,495	$—	$436,277,495	$—

Total fair value	$436,277,495	$—	$436,277,495	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$479,820,291	$—	$479,820,291	$—

Total fair value	$479,820,291	$—	$479,820,291	$—

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
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

      The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2010 and December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	9/30/2010	(Level 1)	(Level 2)	(Level 3)
Assets
Options purchased	$331,422	$331,422	$—	$—

Total assets	331,422	331,422	—	—

Liabilities
Futures	$63,820,034	$63,820,034	$—	$—

Total liabilities	63,820,034	63,820,034	—	—

Total fair value	$(63,488,612)	$(63,488,612)	$—	$—

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Options Purchased	$1,092,800	$1,092,800	$—	$—

Total assets	$1,092,800	$1,092,800	$—	$—

Liabilities
Futures and Exchange-Cleared Swaps	$29,412,753	$29,412,753	$—	$—
Options premium received	1,249,600	1,249,600	—	—

Total liabilities	30,662,353	30,662,353	—	—

Total fair value	$(29,569,553)	$(29,569,553)	$—	$—

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
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

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master are exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

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
September 30, 2010
(Unaudited)

6.	Critical Accounting Policies:

     Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.
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
     The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

7.	Subsequent Event:

     In 2009, Morgan Stanley and Citigroup combined certain assets of the Global Wealth Management Group of Morgan Stanley & Co. Incorporated, including Demeter Management LLC (“Demeter”) and the Smith Barney division of CGM into a new joint venture, MSSB Holdings. As part of that transaction Ceres Managed Futures LLC (“Ceres” or the “General Partner”) was contributed to and, together with Demeter, became wholly-owned subsidiaries of MSSB Holdings. Demeter currently serves as commodity pool operator for various legacy Morgan Stanley sponsored commodity pools formed prior to the joint venture. Since their contribution to the joint venture, Demeter and Ceres have worked closely to align the operations and management of the commodity pools they oversee. As a result, MSSB Holdings, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of limited partners and believes that this combination will achieve the intended benefits of the joint venture. Ceres will continue to be wholly-owned by MSSB Holdings. The targeted effective date of the combination is on or about December 1, 2010. Refer to Form 8-K filed on September 14, 2010 for additional information.

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

      The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2010 and December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Master trades futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.
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
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2007.
     Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment in the financial statements.
     Recent Accounting Pronouncements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures, to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements disclosures.
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
     Net Income (loss) per Redeemable Unit and General Partner Unit Equivalents. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2010.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, additions, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2010, the Partnership’s capital decreased 9.3% from $470,599,506 to $426,767,830. This decrease was attributable to the net loss from operations of $113,847,729 coupled with the redemption of 31,763.2520 Redeemable Units totaling $44,401,947, which was partially offset by the additional sales of 73,520.8415 Redeemable Units totaling $114,418,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on futures trading, interest income, expenses, redemptions of units and distributions of profits, if any.

For the nine months ended September 30, 2010, the Master’s capital decreased 13.1% from $684,909,493 to $595,274,956. This decrease was attributable to the net loss from operations of $128,068,517 coupled with the redemption of 74,179.3541 units totaling $152,206,632 and distribution of interest income to feeder funds totaling $434,888, which was partially offset by the additional sales of 89,180.8208 units totaling $191,075,500. Future redemptions can impact the amount of funds available for investments in commodity positions in subsequent periods.
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
     The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
      The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the period ended September 30, 2010, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Master trades futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.
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

Results of Operations

During the Partnership’s third quarter of 2010, the net asset value per unit decreased 8.1% from $1,417.32 to $1,302.28 as compared to an increase of 3.5% in the third quarter of 2009. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the third quarter of 2010 of $31,528,963. Losses were primarily attributable to the trading of futures and options in NYMEX Natural Gas and ICE Natural Gas. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2009 of $24,742,315. Gains were primarily attributable to the trading of futures and options in NYMEX Natural Gas, NYMEX Heating Oil and ICE Natural Gas.
     The third quarter macro environment was marked by changes in market sentiment. While some doubted the credibility of the European bank stress test, it was well received by the market in July as it removed some of the worst fears through increased bank level balance sheet transparency. Fears that the recovery in the global economy may be stalling had a pivotal effect on markets during August. Economic releases in the U.S. continued to deteriorate; employment data suggested that the labor market recovery was slowing while subsequent news on manufacturing and retail sales also disappointed. As the quarter came to an end in September, there was a sense of market optimism for the majority of commodity and stock indices as an overall rally was supported by favorable economic data not only in the U.S., but in emerging economies as well. U.S. data releases showed improvements in employment conditions, growth amongst manufacturers and stabilization in the housing sector. Elsewhere, Chinese industrial production rose to signal accelerating growth while the European Commission revised higher growth forecasts for the region’s economy. Losses were realized for the quarter primarily in July.
     In July, natural gas prices rallied from $4.56 to approximately $4.85 early in the month before trading down to the low $4.20's on milder weather forecasts and a bearish EIA inventory report. However, the July 4th holiday week inventory report that was bullish vs. market expectations and continued extreme heat caused the market to reverse direction and rally from the $4.20s to end the month near $4.920. The Oct2010/Jan2011 spread traded from -$0.704 out to -$0.855 as prices fell to the $4.20s; however, the spread moved violently into -$0.457 during the second half of the month. The combination of extreme demand amid a bearish supply and demand balance resulted in abnormal losses to the spread portfolio. The extreme nature of the heat has been a very low probability event that has generated outsized losses to the portfolio for the quarter.

During the nine months ended September 30, 2010 the net asset value per unit decreased 20.9% from $1,645.73 to $1,302.28 as compared to an increase of 15.1% during the nine months ended September 30, 2009. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees for the nine months ended September 30, 2010 of $90,369,805. Losses were primarily attributable to the trading of futures and options in NYMEX Natural Gas and ICE Natural Gas. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees for the nine months ended September 30, 2009 of $78,348,046. Gains were primarily attributable to the trading of futures and options in NYMEX Natural Gas, ICE Natural Gas, NYMEX Heating Oil and NYMEX Gasoline.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place up to all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocable share of 80% of the interest earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income allocated from the Master for the three and nine months ended September 30, 2010 increased by $26,438 and $59,091, respectively, as compared to the corresponding periods in 2009. The increase in interest income is primarily due to higher average net assets during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended September 30, 2010 decreased by $31,876 as compared to the corresponding period in 2009. The decrease in brokerage fees is due to lower average net assets during the three months ended September 30, 2010 as compared to the corresponding period in 2009. Brokerage fees for the nine months ended September 30, 2010 increased by $2,385,275 as compared to the corresponding period in 2009. The increase in brokerage fees is due to higher average net assets during the nine months ended September 30, 2010 as compared to the corresponding period in 2009.
Advisory fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Advisory fees for the three months ended September 30, 2010 decreased by $16,599 as compared to the corresponding period in 2009. The decrease in advisory fees is due to lower average net assets during the three months ended September 30, 2010 as compared to the corresponding period in 2009. Advisory fees for the nine months ended September 30, 2010 increased by $1,269,056 as compared to the corresponding period in 2009. The increase in advisory fees is due to higher average net assets during the nine months ended September 30, 2010 as compared to the corresponding period in 2009.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three months ended September 30, 2010 decreased by $4,150 as compared to the corresponding period in 2009. The decrease in administrative fees is due to lower average net assets during the three months ended September 30, 2010 as compared to the corresponding period in 2009. Administrative fees for the nine months ended September 30, 2010 increased by $317,264 as compared to the corresponding period in 2009. The increase in administrative fees is due to higher average net assets during the nine months ended September 30, 2010 as compared to the corresponding period in 2009.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and nine months ended September 30, 2010. The Advisor will not earn a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. The profit share allocation accrued for the three and nine months ended September 30, 2009 was $3,524,558 and $6,371,890, respectively.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Master is a speculative commodity pool. The market sensitive instruments held by the Master are acquired for speculative trading purposes, and all or substantially all of the Partnership’s capital is subject to the risk of trading loss through its investment in the Master. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental to the Master’s and the Partnership’s main line of business.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2010, and the highest, lowest and average values during the three months ended September 30, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. As of September 30, 2010, the Master’s total capitalization was $595,274,956 and the Partnership owned approximately 73.3% of the Master. The Partnership invests substantially all of its assets in the Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Master as of September 30, 2010 was as follows:

September 30, 2010
(Unaudited)

			Three Months Ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$54,348,641	9.13%	$85,692,107	$52,672,710	$62,551,337

Total	$54,348,641	9.13%

* Average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2010, there were additional sales of 15,955.5536 Redeemable Units totaling $21,467,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D, as well as by a smaller number of persons who are non-accredited investors.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests, including futures contracts, options, swaps and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable Units	Dollar Value) of
	(a) Total		Purchased as Part	Redeemable Units that
	Number of	(b) Average	of Publicly	May Yet Be
	Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2010 - July 31, 2010	4,951.6333	$1,270.72	N/A	N/A
August 1, 2010 - August 31, 2010	8,798.0338	$1,330.02	N/A	N/A
September 1, 2010 - September 30, 2010	5,617.7301	$1,302.28	N/A	N/A
Total	19,367.3972	$1,306.81

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

Date: November 12, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer, Secretary and Director
(Principal Accounting Officer)

Date: November 12, 2010