Form 10-K
period 2010-12-31
BRISTOL ENERGY FUND LP
filed 2011-03-31
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-52602
BRISTOL ENERGY FUND L.P.

(Exact name of registrant as specified in its charter)

New York	20-2718952

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Ceres Managed Futures LLC
522 Fifth Avenue - 14th Floor
New York, New York 10036

(Address and Zip Code of principal executive offices)
(212) 296-1999

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
Yes                No   X
Limited Partnership Redeemable Units with an aggregate value of $317,485,331 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second calendar month.
As of February 28, 2011, 243,014.3176 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]

PART I
Item 1. Business.
     (a) General Development of Business. Bristol Energy Fund L.P. (the “Partnership”), is a limited partnership organized on April 20, 2005 under the partnership laws of the state of New York to engage, directly or indirectly, in the speculative trading of commodity interests, including options, commodity futures contracts, forwards and swap contracts on United States exchanges and certain foreign exchanges. In addition, the Master (as defined below) may enter into swap and derivative contracts on energy related products. The commodity interests that are traded by the Partnership, through the Master, are volatile and involve a high degree of market risk.
     Between May 15, 2005 (commencement of the offering period) and September 1, 2005, 11,925 redeemable units of Limited Partnership Interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until September 6, 2005 at which time they were remitted to the Partnership for trading. The Partnership was authorized to sell 100,000 Redeemable Units during its initial offering period. The Partnership privately and continously offers up to 500,000 Redeemable Units to qualified investors. There is no maximum number of units that may be sold by the Partnership. Subscriptions and redemptions of Redeemable Units and general partner contributions and redemptions for the years ended December 31, 2010, 2009 and 2008 are reported in the Statements of Changes in Partners’ Capital on page 26 under “Item 8. Financial Statements and Supplementary Data.”
     Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2010, all trading decisions for the Partnership are made by the Advisor (defined below).
     On December 1, 2005, the Partnership allocated substantially all of its capital to CMF SandRidge Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,410.6191 units of the Master with cash equal to $14,477,858 and a contribution of open commodity futures and option contracts with a fair value of $(16,018). The Master was formed in order to permit commodity pools managed now or in the future by SandRidge Capital, L.P. (“SandRidge” or the “Advisor”) using its Energy Program, a proprietary discretionary trading system, to invest together in one trading vehicle. A description of the trading activities and focus of the Advisor is included on page 7 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, the Advisor is a Special Limited Partner (defined herein) of the Partnership. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of the Master. The General Partner and SandRidge believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.
      The General Partner is not aware of any material changes to the trading program discussed above during the fiscal year ended December 31, 2010.
      For the period January 1, 2010 through December 31, 2010, the approximate average market sector allocation for the Partnership was 100% energy.
     At December 31, 2010 and 2009, the Partnership owned approximately 76.1% and 70.1%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.
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
     The General Partner has entered into a management agreement (the “Management Agreement”) with SandRidge, a registered commodity trading advisor. SandRidge is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. Pursuant to the terms of the Management Agreement, the Partnership pays the SandRidge a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to SandRidge. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.
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
     The Partnership has entered into a customer agreement with CGM (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage fee equal to 5/16 of 1% (3.75% per year) of month-end Net Assets, allocated pro rata from the Master, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating the brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fee, management fee, profit share allocation accrual, the General Partner’s administrative fee, other expenses and any redemptions or distributions as of the end of such month. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. All National Futures Association (“NFA”) fees, exchange fees, clearing fees, give-up fees, user fees and floor brokerage fees (collectively the “clearing fees”), will be borne by the Master and allocated to the Partnership through its investment in the Master. All of the Partnership’s assets, not held in the Master’s account at CGM, are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM has agreed to pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Master’s account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.
     (b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2010 was $378,107,253.
     (c) Narrative Description of Business.
          See Paragraphs (a) and (b) above.
          (i) through (xii) — Not applicable.
          (xiii) — The Partnership has no employees.
     (d) Financial Information About Geographic Areas. The Partnership does not engage in the sale of goods or services or own any long-lived assets, and therefore this item is not applicable.

     (e) Available Information. The Partnership does not have Internet address. The Partnership will provide paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports free of charge upon request.
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
     Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage fees and management fees. Fees will be paid to the trading advisor even if the Partnership experiences a net loss for the full year.
     An investor’s ability to redeem units is limited.
     An investor’s ability to redeem Redeemable Units is limited and no market exists for the Redeemable Units.
     Conflicts of interest exist.
     The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:
1.	The General Partner and the Partnership’s/Master’s commodity broker are affiliates;

2.	The Advisor, the Partnership’s/Master’s commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

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
      Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) may promulgate rules to regulate swaps dealers, require that swaps be traded on an exchange or swap execution facilities, mandate additional reporting and disclosure requirements and require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules, if promulgated, may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.
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

Item 2. Properties.
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB Holdings.
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
     There have been no material administrative, civil or criminal actions within the past five years against CGM or any of its individual principals and no such actions are currently pending, except as follows.
Credit-Crisis-Related Litigation and Other Matters
     Citigroup and CGM continue to cooperate fully in response to subpoenas and requests for information from the SEC, FINRA, the Federal Housing Finance Agency, state attorneys general, the Department of Justice and subdivisions thereof, bank regulators, and other government agencies and authorities, in connection with various formal and informal inquiries concerning Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis. These business activities include, but are not limited to, Citigroup’s sponsorship, packaging, issuance, marketing, servicing and underwriting of MBS and CDOs and its origination, sale or other transfer, servicing, and foreclosure of residential mortgages.
Subprime Mortgage-Related Litigation and Other Matters
      The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.
      On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).
      The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.
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
Item 4. [Removed and Reserved].

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of December 31, 2010 was 4,367.

(c)	Dividends. The Partnership did not declare a distribution in 2010 or 2009. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensatory Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the year ended December 31, 2010, there were additional subscriptions of 79,891.6932 Redeemable Units totaling $122,716,000. For the year ended December 31, 2009, there were additional subscriptions of 94,176.4822 Redeemable Units totaling $154,716,468, General Partner contributions representing 1,461.7931 unit equivalents totaling $2,500,000 and an allocation of 3,832.7087 Redeemable Units of Special Limited Partner Interest totaling $6,371,890. For the year ended December 31, 2008, there were additional subscriptions of 80,923.5894 Redeemable Units totaling $120,116,000, General Partner contributions representing 1,320.0586 unit equivalents totaling $2,000,000 and an allocation of 10,030.0211 Redeemable Units of Special Limited Partner Interest totaling $15,059,328.

The Redeemable Units and the redeemable units of Special Limited Partnership Interest were purchased by accredited investors as described in Regulation D.

Proceeds from the additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Redeemable Units	Value) of Redeemable
	(a) Total Number	(b) Average	Purchased as Part of	Units that May Yet Be
	of Redeemable Units	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
October 1, 2010 - October 31, 2010	6,941.0487	$1,298.64	N/A	N/A
November 1, 2010 - November 30, 2010	11,201.5927	$1,306.35	N/A	N/A
December 1, 2010- December 31, 2010	17,531.0375	$1,267.09	N/A	N/A
	35,673.6789	$1,285.56

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the last day of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.
     Net realized and unrealized trading gains (losses), interest income, net income (loss) , increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, and total assets at December 31, 2010, 2009, 2008, 2007 and 2006 were as follows:

	2010	2009	2008	2007	2006
Net realized and unrealized trading gains (losses) net of expenses allocated from the Master and brokerage fees (including clearing fees) of $17,510,544, $15,712,498, $11,245,204, $6,869,475, and $3,746,194, respectively	$(113,408,742)	$57,088,217	$57,508,623	$19,685,242	$(1,037,567)
Interest income allocated from Master	409,291	276,735	2,824,017	6,174,844	3,873,346

	$(112,999,451)	$57,364,952	$60,332,640	$25,860,086	$2,835,779

Net income (loss) before allocation to Special Limited Partner	$(124,945,780)	$46,693,535	$52,530,383	$20,972,211	$207,112

Allocation to Special Limited Partner	$—	$(6,371,890)	$(15,059,328)	$(2,014,644)	$(659,994)

Net income (loss) after allocation to Special Limited Partner	$(124,945,780)	$40,321,645	$37,471,055	$18,957,567	$(452,882)

Increase (decrease) in net asset value per unit	$(378.64)	$178.97	$236.71	$131.40	$59.66

Net asset value per unit	$1,267.09	$1,645.73	$1,466.76	$1,230.05	$1,098.65

Total assets	$402,501,983	$479,968,308	$338,957,991	$207,910,511	$156,089,358

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
     The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to SandRidge. The General Partner employs a team of approximately 40 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use propriety technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.
     Responsibilities of the General Partner include:
•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the Management Agreement; and

•	monitoring the activity of the Advisor.
     In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation, from time to time, in connection with the operation of the Partnership/Master. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.
     The General Partner seeks the best prices and services available in its commodity futures brokerage transactions.
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
     As a managed futures partnership, the Partnership’s/Master’s performance is dependent upon the successful trading of the Partnership’s Advisor to achieve the Partnership’s/Master’s objectives. It is the business of the General Partner to monitor the Advisor’s performance to assure compliance with the Partnership’s/Master’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s/Master’s objectives. Based on 2010 results, the General Partner continues to believe the Advisor and the Energy Program have met the Partnership’s/Master’s objectives and expects to continue to allocate the Partnership’s/Master’s assets to the Advisor and this program unless otherwise indicated.
     (a) Liquidity.
     The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2010.
     To minimize the risk relating to low margin deposits, the Master follows certain trading policies, including:
(i)	The Master invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 ⅔% of the Master’s net assets allocated to that Advisor.

(iii)	The Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Master does not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Master does not utilize borrowings other than short-term borrowings if the Master takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. “Spread” and “straddle” describes a commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Master will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.
     From January 1, 2010 through December 31, 2010, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 10.0%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.
     In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps, certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchase of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
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
      The Advisor will concentrate the Partnership’s/Master’s trading in energy-related markets. Concentration in a limited number of commodity interests may subject the Partnership’s/Master’s account to greater volatility than if in a more diversified portfolio of contracts were traded on behalf of the Partnership/Master.
     As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees.
     The General Partner monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes, that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange cleared-swaps and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to the financial statements.)

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
     (ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses allocated from the Master on trading and by expenses, interest income allocated from the Master, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage fees, advisory fees and administrative fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.
     No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of its Redeemable Units at their net asset value as of the last day of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2010, 67,436.9309 Redeemable Units were redeemed totaling $90,262,473. For the year ended December 31, 2009, 28,700.7737 Redeemable Units were redeemed totaling $46,455,006 and 11,261.9528 Redeemable Units of Special Limited Partner Interest were redeemed totaling $18,994,343. For the year ended December 31, 2008, 28,475.0102 Redeemable Units were redeemed totaling $41,596,424 and 4,169.3687 Redeemable Units of Special Limited Partner Interest were redeemed totaling $6,099,870.
      Redeemable Units were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).
     For the year ended December 31, 2010, there were additional subscriptions of 79,891.6932 Redeemable Units totaling $122,716,000. For the year ended December 31, 2009, there were additional subscriptions of 94,176.4822 Redeemable Units totaling $154,716,468, General Partner contributions representing 1,461.7931 unit equivalents totaling $2,500,000 and an allocation of 3,832.7087 Redeemable Units of Special Limited Partner Interest totaling $6,371,890. For the year ended December 31, 2008, there were additional subscriptions of 80,923.5894 Redeemable Units totaling $120,116.000, General Partner contributions representing 1,320.0586 Unit equivalents totaling $2,000,000 and an allocation of 10,030.0211 Redeemable Units of Special Limited Partner Interest totaling $15,059,328.
     (c) Results of Operations.
     For the year ended December 31, 2010, the net asset value per unit decreased 23.0% from $1,645.73 to $1,267.09. For the year ended December 31, 2009, the net asset value per unit increased 12.2% from $1,466.76 to $1,645.73. For the year ended December 31, 2008, the net asset value per unit increased 19.2% from $1,230.05 to $1,466.76.
     The Partnership, through its investment in the Master, experienced a net trading loss of $94,706,661 before fees and expenses for the year ended December 31, 2010. Losses were primarily attributable to the Master’s trading of NYMEX Natural Gas and ICE Natural Gas. The net trading gain or loss for the Partnership is discussed on page 25 under Item 8. Financial Statements and Supplementary Data.
     Natural Gas markets made a seismic shift in 2010 as the movements in the curve throughout the front-end were significant. The changes in the dynamics of the Natural Gas term structure made for a very difficult trading environment as the volatile market moves caused significant dislocations in the market. SandRidge was able to navigate these conditions fairly well during the earlier part of the year but suffered significant losses over the summer months given their extremely bearish positioning and a strong rally in the front-end of the curve. This bearish posturing was supported strongly from a fundamental perspective. As production and inventories rose over earlier industry forecasts, SandRidge expected Natural gas prices to fall precipitously, but unexpectedly extreme weather — one of the hottest summers on record — resulted in a huge increase in demand, driving up near-term prices, while bearish producers sold the back to lock in profits before prices fell. SandRidge thus suffered losses both in its short front month positions, as well as in its hedged long positioning in the back months.
     As losses reached the -20% threshold, SandRidge de-levered the portfolio and looked to find more directional opportunities in the front-end and back-end of the curve. As noted earlier the volatile market movements in Natural Gas caused a seismic shift in the term structure of the Natural Gas curve and with it took out a lot of the more traditional opportunities within spread trading and relative value trades in Natural Gas. The absence of these types of trading opportunities forced SandRidge into a much more directional portfolio positioning but the directionality in Natural Gas was extremely volatile and made for a continued choppy market. The majority of the year’s losses were incurred in the summer months in 2010. Small profits were made throughout the last quarter of the year but the risk on/risk off environment that dominated in commodities throughout 2010 saw a lot of these gains taken away at the end of December.
     The Partnership, through its investment in the Master, experienced a net trading gain of $73,411,677 before fees and expenses for the year ended December 31, 2009. Gains were primarily attributable to the Master’s trading of NYMEX Natural Gas, ICE Natural Gas, NYMEX Gasoline and NYMEX Heating Oil.
     The Partnership posted gains for the year 2009, as profits accumulated from fundamental trading in natural gas. The strategy realized most of the profits in the energy sector by capturing a meaningful part of the bearish trend in the first eight months of the year as natural gas prices tumbled from $5.971 to about $2.977 per MMBtu. Prices stabilized in late summer and rebounded in September. Natural gas prices plummeted through Labor Day weekend with the October contract trading as low as $2.400/MMBtu. A tighter supply and demand balance led prices higher. Some lingering power demand helped the market tighten further. The Partnership continued to capture profits as the rally continued. The Partnership suffered losses in December. With large storage balances at the beginning of the month and a relatively bearish supply and demand balance (using normal weather assumptions), the portfolio contained a bearish bias. Unfortunately, the apparent tightening in the supply and demand balance and larger storage withdrawals have been a factor of the extreme cold weather, reducing the Partnership’s profit for the year.

     Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and twelve months ended December 31, 2010 increased by $73,465 and $132,556, respectively, as compared to the corresponding periods in 2009. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three and twelve months ended December 31, 2010, as compared to the corresponding periods in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and twelve months ended December 31, 2010 decreased by $537,835 and increased $1,798,046, respectively, as compared to the corresponding periods in 2009. The decrease in brokerage fees is due to lower average net assets during the three months ended December 31, 2010, as compared to the corresponding periods in 2009. The increase in brokerage fees is due to higher average net assets during the twelve months ended December 31, 2010, as compared to the corresponding periods in 2009.
     Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2010 decreased by $312,136 and increased by $956,920, respectively, as compared to the corresponding periods in 2009. The decrease in management fees is due to lower average net assets during the three months ended December 31, 2010, as compared to the corresponding periods in 2009. The increase in management fees is due to higher average net assets during the twelve months ended December 31, 2010, as compared to the corresponding periods in 2009.
     Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and twelve months ended December 31, 2010 decreased by $78,034 and increased by $239,230, respectively, as compared to the corresponding periods in 2009. The decrease in administrative fees is due to lower average net assets during the three months ended December 31, 2010, as compared to the corresponding periods in 2009. The increase in administrative fees is due to higher average net assets during the twelve months ended December 31, 2010, as compared to the corresponding periods in 2009.
     Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the Management Agreement. The profit share allocation accrued for the three and twelve months ended December 31, 2010 was $0. The profit share allocation accrued for the three and twelve months ended December 31, 2009 was $0 and $6,371,890, respectively.
     The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2010 and 2009 were $227,258 and $165,907, respectively.
     The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2010 and 2009 were $83,545 and $66,134, respectively.
     The Partnership, through its investment in the Master, experienced a net trading gain of $69,232,908 before fees and expenses for the year ended December 31, 2008. Gains were primarily attributable to the Masters trading of NYMEX Natural Gas and ICE Natural Gas, and were partially offset by losses in NYMEX Crude Oil.
     The Partnership posted gains for the year 2008 as profits accumulated from the Master’s trading in natural gas. The strategy realized most of the profits in the energy sector by capturing a meaningful part of the bearish trend in the first half of the year as natural gas prices plunged from $14 to about $7 per MMBtu per month. Prices stabilized in late summer and remained range bound for the balance of the year, slightly offsetting gains for the portfolio. The milder weather year-over-year also added to the storage deficit decline, providing basis for traders to speculate a storage surplus by the end of the injection season. While prices continued to trade lower, sharp reversals on concerns over hurricane storm risk created a difficult trading environment for the strategy.
     In the General Partner’s opinion, the Advisor continues to employ its trading methods in a consistent and disciplined manner and its results are consistent with the objectives of the Partnership and expectations for the Advisor’s programs. The General Partner continues to monitor the Advisor’s performance on a daily, weekly, monthly and annual basis.
     Commodity markets are highly volatile. Broad and rapid price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

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
     (g) Critical Accounting Policies.
     Partnership’s Investments. The Partnership value its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in Note 2, “Accounting Policies”, on the attached Master’s financial statements.
     Partnership’s and Master’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Accounting principles generally accepted in the United States of America (“GAAP”) also requires the need to use judgement in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, the Master’s Level 1 assets and liabilities are actively traded.
     The Partnership will separately present purchases, sales issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierachy as required under GAAP.
     The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2010 and 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
      The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2010 and 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Master trades futures contracts and exchange-cleared swaps. Exchange-cleared swaps are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.
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
     “Value at Risk” is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master’s speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master’s losses in any market sector will be limited to Value at Risk or by the Master’s attempts to manage its market risk.
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
     In the case of market sensitive instruments which are not exchange-traded, the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.
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

   The Master’s Trading Value at Risk in Different Market Sectors
     Value at risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2010 and 2009, and the highest, lowest and average value at any point during the year. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2010, the Master’s total capitalization was $528,735,257 and the Partnership owned approximately 76.1% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2010 was as follows:
December 31, 2010

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$61,391,255	11.61%	$85,692,107	$18,754,664	$56,852,448

Total	$61,391,255	11.61%

*	Annual average of month-end Value at Risk.
     As of December 31, 2009, the Master’s total capitalization was $684,908,493 and the Partnership owned approximately 70.1% of the Master. The Master’s Value at Risk as of December 31, 2009 was as follows:
December 31, 2009

				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Energy	$19,220,494	2.81%	$40,574,022	$11,157,117	$24,955,810

Total	$19,220,494	2.81%

*	Annual average of month-end Value at Risk.

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
   Qualitative Disclosures Regarding Primary Trading Risk Exposures
     The following qualitative disclosures regarding the Master’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Master manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Master’s primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Master’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Master. There can be no assurance that the Master’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
     The following were the primary trading risk exposures of the Master as of December 31, 2010, by market sector.
     Energy. Energy-related products, such as oil and natural gas, constitute the principal market exposure of the Master. The Master has substantial market exposure to natural gas. Political developments in other countries or regions can also materially impact upon the prices of energy products, as could changing supply and demand relationships, weather, governmental, commercial and trade programs and policies, and other significant economic events. Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in these markets.
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

   Qualitative Disclosures Regarding Means of Managing Risk Exposure
     The General Partner monitors and attempts to control the Partnership’s, through its investment in the Master, risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject.
     The General Partner monitors the Master’s performance and the concentration of open positions, and consults with the Advisor concerning the Master’s overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out positions as well as enter positions traded on behalf of the Master. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor’s own risk control policies while maintaining a general supervisory overview of the Master’s market risk exposures.
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

Item 8. Financial Statements and Supplementary Data.
BRISTOL ENERGY FUND L.P.
The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Reports of Independent Registered Public Accounting Firms, for the years ended December 31, 2010, 2009, and 2008; Statements of Financial Condition at December 31, 2010 and 2009; Statements of Income and Expenses for the years ended December 31, 2010, 2009, and 2008; Statements of Changes in Partners’ Capital for the years ended December 2010, 2009, and 2008; and Notes to Financial Statements.

To the Limited Partners of
Bristol Energy Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director
Ceres Managed Futures LLC
General Partner,
Bristol Energy Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, NY 10036
212-296-1999

Management’s Report on Internal Control over
Financial Reporting

The management of Bristol Energy Fund L.P., (the Partnership), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Bristol Energy Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2010 based on the criteria referred to above.

Walter Davis President and Director Ceres Managed Futures LLC General Partner, Bristol Energy Fund L.P.	Jennifer Magro Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, Bristol Energy Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Bristol Energy Fund L.P.:
We have audited the accompanying statements of financial condition of Bristol Energy Fund L.P. (the “Partnership”) as of December 31, 2010 and 2009, and the related statements of income and expenses, and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Partnership for the year ended December 31, 2008 were audited by other auditors whose report, dated March 26, 2009, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such 2010 and 2009 financial statements present fairly, in all material respects, the financial position of Bristol Energy Fund L.P. as of December 31, 2010 and 2009, and the results of its operations and its changes in partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 23, 2011

Report of Independent Registered Public Accounting Firm
To the Partners of
Bristol Energy Fund L.P.:
In our opinion, the accompanying statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Bristol Energy Fund L.P. (formerly known as Smith Barney Bristol Energy Fund L.P.) at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Bristol Energy Fund L.P.
Statements of Financial Condition
December 31, 2010 and 2009

	2010	2009

Assets:
Investment in Master, at fair value (Note 1)	$402,350,613	$479,820,291
Cash (Note 3c)	151,370	148,017

Total assets	$402,501,983	$479,968,308

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees (Note 3c)	$1,257,819	$1,499,901
Management fees (Note 3b)	668,594	797,316
Administrative fees (Note 3a)	167,149	199,329
Professional fees	73,647	59,629
Other	14,119	19,136
Redemptions payable (Note 5)	22,213,402	6,793,491

Total liabilities	24,394,730	9,368,802

Partners’ Capital: (Notes 1 and 5)
General Partner, 3,346.8277 unit equivalents outstanding at December 31, 2010 and 2009, respectively	4,240,732	5,507,975
Special Limited Partner, 800.7772 Redeemable Units outstanding at December 31, 2010 and 2009, respectively	1,014,657	1,317,863
Limited Partners, 294,258.5619 and 281,803.7996 Redeemable Units outstanding at December 31, 2010 and 2009, respectively	372,851,864	463,773,668

Total partners’ capital	378,107,253	470,599,506

Total liabilities and partners’ capital	$402,501,983	$479,968,308

Net asset value per unit	$1,267.09	$1,645.73

See accompanying notes to financial statements.

Bristol Energy Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2010, 2009 and 2008

	2010	2009	2008

Income:
Net realized gains (losses) on closed contracts allocated from Master	$(79,184,747)	$10,866,259	$155,738,943
Change in net unrealized gains (losses) on open contracts allocated from Master	(15,521,914)	62,545,418	(86,506,035)
Interest income allocated from Master	409,291	276,735	2,824,017
Expenses allocated from Master	(1,191,537)	(610,962)	(479,081)

Total income (loss)	(95,488,907)	73,077,450	71,577,844

Expenses:
Brokerage fees (Note 3c)	17,510,544	15,712,498	11,245,204
Management fees (Note 3b)	9,308,420	8,351,500	5,976,427
Administrative fees (Note 3a)	2,327,106	2,087,876	1,494,106
Professional fees	227,258	165,907	257,814
Other	83,545	66,134	73,910

Total expenses	29,456,873	26,383,915	19,047,461

Net income (loss) before allocation to Special Limited Partner	(124,945,780)	46,693,535	52,530,383
Allocation to Special Limited Partner (Note 3b)	—	(6,371,890)	(15,059,328)

Net income (loss) after allocation to Special Limited Partner	$(124,945,780)	$40,321,645	$37,471,055

Net income (loss) per unit (Note 6)	$(378.64)	$178.97	$236.71

Weighted average units outstanding	324,536.1059	254,181.1224	203,840.2947

See accompanying notes to financial statements.

Bristol Energy Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2010, 2009 and 2008

		Special
	Limited	Limited	General
	Partners	Partner	Partner	Total

Partners’ Capital at December 31, 2007	$201,579,372	$2,914,442	$694,949	$205,188,763
Subscriptions of 80,923.5894 Redeemable Units and 1,320.0586 General Partner unit equivalents	120,116,000	—	2,000,000	122,116,000
Allocation of 10,030.0211 Redeemable Units of Special Limited Partner Interest (Note 3b)	—	15,059,328	—	15,059,328
Redemptions of 28,475.0102 Redeemable Units	(41,596,424)	—	—	(41,596,424)
Redemptions of 4,169.3687 Redeemable Units of Special Limited Partner Interest	—	(6,099,870)	—	(6,099,870)
Net income (loss) available for pro rata distribution	37,203,545	197,566	69,944	37,471,055

Partners’ Capital at December 31, 2008	317,302,493	12,071,466	2,764,893	332,138,852
Subscriptions of 94,176.4822 Redeemable Units and 1,461.7931 General Partner unit equivalents	154,716,468	—	2,500,000	157,216,468
Allocation of 3,832.7087 Redeemable Units of Special Limited Partner Interest (Note 3b)	—	6,371,890	—	6,371,890
Redemptions of 28,700.7737 Redeemable Units	(46,455,006)	—	—	(46,455,006)
Redemptions of 11,261.9528 Redeemable Units of Special Limited Partner Interest	—	(18,994,343)	—	(18,994,343)
Net income (loss) available for pro rata distribution	38,209,713	1,868,850	243,082	40,321,645

Partners’ Capital at December 31, 2009	463,773,668	1,317,863	5,507,975	470,599,506
Subscriptions of 79,891.6932 Redeemable Units	122,716,000	—	—	122,716,000
Redemptions of 67,436.9309 Redeemable Units	(90,262,473)	—	—	(90,262,473)
Net income (loss) available for pro rata distribution	(123,375,331)	(303,206)	(1,267,243)	(124,945,780)

Partners’ Capital at December 31, 2010	$372,851,864	$1,014,657	$4,240,732	$378,107,253

Net asset value per unit:

2008:	$1,466.76

2009:	$1,645.73

2010:	$1,267.09

See accompanying notes to financial statements.

Bristol Energy Fund L.P.
Notes to Financial Statements
December 31, 2010

1.	Partnership Organization:

Bristol Energy Fund L.P. (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the state of New York to engage, directly or indirectly, in the speculative trading of commodity interests, including options, commodity futures contracts, forwards and swaps contracts on exchanges and markets located in the United States and abroad. In addition, the Master (as defined below) may enter into swap and derivative contracts on energy related products. The commodity interests that are traded by the Partnership, through its investment in the Master, are volatile and involve a high degree of market risk. During the initial offering period, the Partnership sold 11,925 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continuously offers up to 500,000 Redeemable Units to qualified investors. There is no maximum number of units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2010, all trading decisions for the Partnership are made by the Advisor (defined below).

On December 1, 2005, the Partnership allocated substantially all of its capital to the CMF SandRidge Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,410.6191 units of the Master with cash equal to $14,477,858 and a contribution of open commodity futures and option contracts with a fair value of $(16,018). The Master was formed in order to permit commodity pools managed now or in the future by SandRidge Capital, L.P. (“SandRidge” or the “Advisor”) using its Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. In addition, the Advisor is a special limited partner (the, “Special Limited Partner”) of the Partnership. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of the Master. The Master’s commodity broker is CGM. The General Partner and SandRidge believe that trading through this master/feeder structure promotes efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal year ended December 31, 2010.

At December 31, 2010 and 2009, the Partnership owned approximately 76.1% and 70.1%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The financial statements of the Master, including the Condensed Schedule of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, net of distributions.

Bristol Energy Fund L.P.
Notes to Financial Statements
December 31, 2010

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

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.	Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in Note 2, “Accounting Policies”, on the attached Master’s financial statements.

Partnership’s and Master’s Fair Value Measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. GAAP also requires the need to use judgement in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, the Master’s Level 1 assets and liabilities are actively traded.

The Partnership will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership values investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2010 and 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Bristol Energy Fund L.P.
Notes to Financial Statements
December 31, 2010

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$402,350,613	$—	$402,350,613	$—

Total fair value	$402,350,613	$—	$402,350,613	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$479,820,291	$—	$479,820,291	$—

Total fair value	$479,820,291	$—	$479,820,291	$—

Master’s Investments and Fair Value Measurements.  For disclosures regarding the Master’s investments and fair value measurements, see Note 2, “Accounting Policies”, on the attached Master’s financial statements.

d.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.	Subsequent Events. Management of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filings and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

f.	Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights”.

3.  Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership will pay the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/24 of 1% (0.5% per year) of month-end Net Assets of the Partnership. Month-end Net Assets,

Bristol Energy Fund L.P.
Notes to Financial Statements
December 31, 2010

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

In addition, the Special Limited Partner of the Partnership receives a quarterly profit share allocation to its capital account in the Partnership in the form of units of the Partnership, the value of which shall be equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned on behalf of the Partnership during each calendar quarter and are issued as Special Limited Partner Redeemable Units. The Advisor will not receive a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all the assets of the Partnership to the Master, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor and may allocate assets to additional advisors at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage fee equal to 5/16 of 1% (3.75% per year) of month-end Net Assets, allocated pro rata from the Master, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, management fee, profit share allocation accrual, the General Partner’s administrative fee, other expenses and any redemptions or distributions as of the end of such month. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. All National Futures Association fees, exchange, clearing, user, give-up and floor brokerage fees (collectively, the “clearing fees”) will be borne by the Master and allocated to the Partnership through its investment in the Master. All of the Partnership’s assets, not held in the Master’s account at CGM, are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM has agreed to pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Master’s account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which

Bristol Energy Fund L.P.
Notes to Financial Statements
December 31, 2010

such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership’s pro-rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swaps contracts on the Statements of Financial Condition.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last business day of each month and are affected by trading performance, additions and redemptions.

For disclosures regarding the Master’s trading activities, see Note 4, “Trading Activities”, on the attached Master’s financial statements.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their net asset value per Redeemable Unit as of the last day of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Net realized and unrealized gains (losses)*	$(342.15)	$246.59	$346.08
Interest income allocated from Master	1.23	1.13	14.60
Expenses and allocation to Special Limited Partner**	(37.72)	(68.75)	(123.97)

Increase (decrease) for the year	(378.64)	178.97	236.71
Net asset value per unit, beginning of year	1,645.73	1,466.76	1,230.05

Net asset value per unit, end of year	$1,267.09	$1,645.73	$1,466.76

*	Includes Partnership brokerage fees and expenses allocated from Master.

**	Excludes Partnership brokerage fees and expenses allocated from Master and includes allocation to Special Limited Partner.

Bristol Energy Fund L.P.
Notes to Financial Statements
December 31, 2010

	2010	2009	2008

Ratios to average net assets:
Net investment income (loss) before allocation to Special Limited Partner***	(6.6)%	(6.6)%	(5.8)%

Operating expenses	6.7%	6.7%	6.8%
Allocation to Special Limited Partner	—%	1.6%	5.3%

Total expenses and allocation to Special Limited Partner	6.7%	8.3%	12.1%

Total return:
Total return before allocation to Special Limited Partner	(23.0)%	13.7%	24.7%
Allocation to Special Limited Partner	—%	(1.5)%	(5.5)%

Total return after allocation to Special Limited Partner	(23.0)%	12.2%	19.2%

***	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the limited partners that have purchased interests in the Partnership in limited the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. The limited liability is a consequence of the Partnership as a limited Partnership under applicable law.

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

Bristol Energy Fund L.P.
Notes to Financial Statements
December 31, 2010

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

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees.

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

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2010 and 2009 is summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2010 to	July 1, 2010 to	April 1, 2010 to	January 1, 2010 to
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of brokerage fees	$(8,384,185)	$(35,878,471)	$(53,430,224)	$(15,306,571)

Net income (loss) before allocation to Special Limited Partner	$(11,098,051)	$(38,695,212)	$(56,669,678)	$(18,482,839)

Net income (loss) after allocation to Special Limited Partner	$(11,098,051)	$(38,695,212)	$(56,669,678)	$(18,482,839)

Increase (decrease) in net asset value per unit	$(35.19)	$(115.04)	$(168.96)	$(59.45)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of brokerage fees	$(9,553,007)	$20,517,794	$19,523,892	$26,876,273

Net income (loss) before allocation to Special Limited Partner	$(12,631,348)	$17,717,287	$17,032,345	$24,575,251

Net income (loss) after allocation to Special Limited Partner	$(12,631,348)	$14,192,729	$14,185,013	$24,575,251

Increase (decrease) in net asset value per unit	$(42.52)	$56.55	$59.29	$105.65

To the Limited Partners of
CMF SandRidge Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director
Ceres Managed Futures LLC
General Partner,
CMF SandRidge Master Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, NY 10036
212-296-1999

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF SandRidge Master Fund L.P.:
We have audited the accompanying statements of financial condition of CMF SandRidge Master Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2010 and 2009, and the related statements of income and expenses, and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Partnership for the year ended December 31, 2008 were audited by other auditors whose report, dated March 26, 2009, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such 2010 and 2009 financial statements present fairly, in all material respects, the financial position of CMF SandRidge Master Fund L.P. as of December 31, 2010 and 2009, and the results of its operations and its changes in partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 23, 2011

Report of Independent Auditors
To the Partners of
CMF SandRidge Master Fund L.P.:
In our opinion, the accompanying statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF SandRidge Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

CMF SandRidge Master Fund L.P.
Statements of Financial Condition
December 31, 2010 and 2009

	2010	2009

Assets:
Equity in trading account:
Cash (Note 3c)	$508,243,783	$691,877,329
Cash margin (Note 3c)	71,084,284	22,651,198
Options purchased, at fair value (cost $3,846,540 and $1,392,000 at December 31, 2010 and 2009, respectively)	2,303,244	1,092,800

Total assets	$581,631,311	$715,621,327

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange-cleared swap contracts	$52,768,215	$29,412,753
Options premium received, at fair value (premium $45,000 and $994,000 at December 31, 2010 and 2009, respectively)	24,250	1,249,600
Accrued expenses:
Professional fees	103,589	49,481

Total liabilities	52,896,054	30,711,834

Partners’ Capital:
General Partner, 0.0000 unit equivalents at December 31, 2010 and 2009	—	—
Limited Partners, 293,086.2072 and 311,109.5773 Redeemable Units outstanding at December 31, 2010 and 2009, respectively	528,735,257	684,909,493

Total liabilities and partners’ capital	$581,631,311	$715,621,327

Net asset value per unit	$1,804.03	$2,201.51

See accompanying notes to financial statements.

CMF SandRidge Master Fund L.P.
Condensed Schedule of Investments
December 31, 2010

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures and Exchange-Cleared Swap Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Mar. 11 — Dec. 14	39,104	$(34,520,010)	(6.52)%
NYMEX Henry Hub Natural Gas Swap Mar. 11 — Dec. 14	19,716	(65,069,790)	(12.31)
NYMEX Henry Hub Natural Gas Oct. 11 — Apr. 12	1,381	(204,317)	(0.04)
NYMEX Henry Hub Penultimate Apr. 11	308	216,370	0.04

Total futures and exchange-cleared swap contracts purchased		(99,577,747)	(18.83)

Futures and Exchange-Cleared Swap Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap Apr. 11	13,080	17,903,400	3.39
NYMEX Henry Hub Natural Gas Swap Feb. 11 — Dec. 13	14,996	35,275,930	6.67
NYMEX Henry Hub Natural Gas Feb. 11 — Jan. 12	10,765	(6,369,798)	(1.21)

Total futures and exchange-cleared swap contracts sold		46,809,532	8.85

Options Purchased
Puts
Energy	4,228	2,303,244	0.44

Total options purchased		2,303,244	0.44

Options Premium Received
Puts
Energy	50	(24,250)	(0.01)

Total options premium received		(24,250)	(0.01)

Total fair value		$(50,489,221)	(9.55)%

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

CMF SandRidge Master Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2010, 2009 and 2008

	2010	2009	2008

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(108,429,533)	$18,484,633	$209,086,188
Change in net unrealized gains (losses) on open contracts	(24,323,208)	80,708,073	(109,479,479)

Gain (loss) from trading, net	(132,752,741)	99,192,706	99,606,709
Interest income	569,344	388,904	4,119,717

Total income (loss)	(132,183,397)	99,581,610	103,726,426

Expenses:
Clearing fees	1,277,117	623,298	390,792
Professional fees	378,018	210,642	269,306

Total expenses	1,655,135	833,940	660,098

Net income (loss)	$(133,838,532)	$98,747,670	$103,066,328

Net income (loss) per unit (Note 6)	$(395.76)	$388.51	$468.42

Weighted average units outstanding	335,607.0115	275,661.9324	241,781.3550

See accompanying notes to financial statements.

CMF SandRidge Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2010, 2009 and 2008

Partners’
Capital

Partners’ Capital at December 31, 2007	$312,531,725
Net income (loss)	103,066,328
Subscriptions of 80,081.4747 Redeemable Units	141,534,374
Redemptions of 61,402.1561 Redeemable Units	(103,294,264)
Distribution of interest income to feeder funds	(4,119,717)

Partners’ Capital at December 31, 2008	449,718,446
Net income (loss)	98,747,670
Subscriptions of 127,771.5856 Redeemable Units	270,602,300
Redemptions of 64,512.0418 Redeemable Units	(133,770,019)
Distribution of interest income to feeder funds	(388,904)

Partners’ Capital at December 31, 2009	684,909,493
Net income (loss)	(133,838,532)
Subscriptions of 93,708.5149 Redeemable Units	199,373,500
Redemptions of 111,731.8850 Redeemable Units	(221,139,860)
Distribution of interest income to feeder funds	(569,344)

Partners’ Capital at December 31, 2010	$528,735,257

Net asset value per unit:

2008:	$1,814.48

2009:	$2,201.51

2010:	$1,804.03

See accompanying notes to financial statements.

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2010

1.	Partnership Organization:

CMF SandRidge Master Fund L.P. (the “Master”) is a limited partnership that was organized under the partnership laws of the State of New York to engage in the speculative trading of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master may trade commodity futures and option contracts of any kind but intends initially to trade solely energy and energy related products. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Master, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2010, all trading decisions for the Master are made by the Advisor (defined below).

On December 1, 2005 (commencement of trading operations), Bristol Energy Fund L.P. (“Bristol”) allocated substantially all of its capital to the Master. Bristol purchased 14,410.6191 Redeemable Units with cash equal to $14,477,858 and a contribution of open commodity futures and options contracts with a fair value of $(16,018). On May 1, 2006, two separate private investors (“Private Investor I” and “Private Investor II”) each allocated substantially all of their capital to the Master. Private Investor I purchased 23,073.5521 Redeemable Units with cash equal to $28,000,000 and Private Investor II purchased 4,944.3326 Redeemable Units with cash equal to $6,000,000. On October 1, 2006, CMF SandRidge Feeder (Cayman) Ltd. (“SandRidge Feeder”) and Energy Advisors Portfolio L.P. (“Energy Advisors”) each allocated substantially all of their capital to the Master. SandRidge Feeder purchased 22,075.2638 Redeemable Units with cash equal to $25,000,000. Energy Advisors purchased 2,092.7350 Redeemable Units with cash equal to $2,370,000. On April 1, 2007, Diversified 2000 Futures Fund L.P. (“Diversified 2000”) purchased 7,659.0734 Redeemable Units with cash equal to $9,635,703. On March 1, 2009, Tactical Diversified Futures Fund L.P. (“Tactical Diversified”), purchased 14,408.1177 Redeemable Units with cash equal to $27,000,000. On June 1, 2009, Diversified Multi-Advisor Futures Fund L.P., (“Diversified”) and Diversified Multi-Advisors Futures Fund L.P. II, (“Diversified II”) each allocated a portion of their capital to the Master. Diversified purchased 1,370.9885 Redeemable Units with cash equal to $2,818,836. Diversified II purchased 2,086.0213 Redeemable Units with cash equal to 4,288,986. On June 30, 2010 SandRidge Feeder redeemed its investment in the Master. This amounted to 16,487.2770 Redeemable Units with cash equal to $32,251,755. The Master was formed to permit commodity pools managed now and in the future by SandRidge Capital, L.P. (the “Advisor”) using the Energy Program, the Advisor’s proprietary systematic trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors are Bristol, Private Investor I, Private Investor II, Energy Advisors, Diversified 2000, Tactical Diversified, Diversified and Diversified II (each a “Feeder,” collectively the “Funds”) each of which owns approximately 76.1%, 5.8%, 0.4%, 1.4%, 1.5%, 13.8%, 0.4% and 0.6% investments in the Master at December 31, 2010, respectively. Bristol, Private Investor I, Private Investor II, SandRidge Feeder, Energy Advisors, Diversified 2000, Tactical Diversified, Diversified and Diversified II had approximately 70.1%, 4.2%, 0.7%, 9.0%, 1.3%, 2.0%, 11.7%, 0.4% and 0.6% investments in the Master at December 31, 2009, respectively.

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2010

The Master will be liquidated upon the first to occur of the following: December 31, 2025; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows.

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, the Master’s Level 1 assets and liabilities are actively traded.

The Master will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2010 and 2009, the Master did not hold any derivative instruments for which market quotations are not available and which were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). The

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2010

gross presentation of the fair value of the Master’s derivatives by instruments type is shown in Note 4, “Trading Activities”.

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Sets	Observable Inputs	Inputs
	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Options purchased	$2,303,244	$2,303,244	$—	$—

Total assets	2,303,244	2,303,244	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$52,768,215	$52,768,215	$—	$—
Options premium received	24,250	24,250	—	—

Total liabilities	52,792,465	52,792,465	—	—

Total fair value	$(50,489,221)	$(50,489,221)	$—	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Sets	Observable Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Options purchased	$1,092,800	$1,092,800	$—	$—

Total assets	$1,092,800	$1,092,800	$—	$—

Liabilities
Futures and Exchange-Cleared Swaps	$29,412,753	$29,412,753	$—	$—
Options premium received	1,249,600	1,249,600	—	—

Total liabilities	30,662,353	30,662,353	—	—

Total fair value	$(29,569,553)	$(29,569,553)	$—	$—

d.	Futures Contracts. The Master trades futures contracts and exchange-cleared swaps. Exchange-cleared swaps are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Options. The Master may purchase and write (sell), both exchange listed and over-the-counter (“OTC”), options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2010

instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

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

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Master’s financial statements.

The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

h.	Subsequent Events. Management of the Master evaluates events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

i.	Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights”.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon 30 days’ notice by either party.

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2010

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage fees shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2010 and 2009, the amounts of cash held by the Master for margin requirements were $71,084,284 and $22,651,198, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and exchange cleared swap contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and exchange-cleared swap contracts traded for the years ended December 31, 2010 and 2009, based on a monthly calculation, were 160,688 and 64,145, respectively. The average number of options contracts traded for the years ended December 31, 2010 and 2009, based on a monthly calculation, were 2,052 and 2,755, respectively. In prior year, the average contracts were based on a quarterly and not a monthly calculation. The amounts for the year ended December 31, 2009 have been revised accordingly.

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2010

The following tables indicate the gross fair values of derivative instruments of futures, exchange cleared swap and option contracts as separate assets and liabilities for the years ended December 31, 2010 and 2009.

	December 31, 2010

Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$69,685,031

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$69,685,031

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(122,453,246)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(122,453,246)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(52,768,215	)*

Assets
Options Purchased
Energy	$2,303,244

Options purchased	$2,303,244	**

Liabilities
Options Premium Received
Energy	$(24,250)

Options premium received	$(24,250	)***

*	This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.

***	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2010

	December 31, 2009

Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$37,079,802

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$37,079,802

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(66,492,555)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(66,492,555)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(29,412,753	)*

Assets
Options Purchased
Energy	$1,092,800

Options purchased	$1,092,800	**

Liabilities
Options Premium Received
Energy	$(1,249,600)

Options premium received	$(1,249,600	)***

*	This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.

***	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
Sector	Gain (loss) from trading		Gain (loss) from trading

Energy	$(132,752,741)		$99,192,706

Total	$(132,752,741	)****	$99,192,706	****

****	This amount is in “Gain(loss) from trading, net ” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscription is processed. A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the net asset value per Redeemable Unit as of the end day of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the limited partner elects to redeem and informs the Master.

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2010

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Net realized and unrealized gains (losses)*	$(396.32)	$387.81	$451.86
Interest income	1.72	1.48	17.69
Expenses**	(1.16)	(0.78)	(1.13)

Increase (decrease) for the year	(395.76)	388.51	468.42
Distribution of interest income to feeder funds	(1.72)	(1.48)	(17.69)
Net asset value per unit, beginning of year	2,201.51	1,814.48	1,363.75

Net asset value per unit, end of year	$1,804.03	$2,201.51	$1,814.48

*	Includes clearing fees.

**	Excludes clearing fees.

	2010	2009	2008

Ratios to average net assets:
Net investment income (loss)***	(0.2)%	(0.1)%	0.9%

Operating expenses	0.3%	0.1%	0.2%

Total return	(18.1)%	21.3%	34.3%

***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2010

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

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees.

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

     Selected unaudited quarterly financial data for the Master for the years ended December 31, 2010 and 2009 is summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2010 to	July 1, 2010 to	April 1, 2010 to	January 1, 2010 to
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$(5,661,827)	$(43,128,767)	$(69,249,622)	$(15,420,298)
Net income (loss)	$(5,770,015)	$(43,234,755)	$(69,339,310)	$(15,494,452)
Increase (decrease) in net asset value per unit	$(20.91)	$(130.16)	$(198.93)	$(45.76)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$(7,776,936)	$34,084,889	$31,810,672	$40,839,687
Net income (loss)	$(7,833,376)	$34,047,914	$31,760,955	$40,772,177
Increase (decrease) in net asset value per unit	$(21.17)	$125.50	$122.39	$161.79

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     PricewaterhouseCoopers LLP (“PwC”) was previously the principal accountant for the Partnership through July 22, 2009. On July 22, 2009, PWC was dismissed as principal accountant and on July 23, 2009 Deloitte & Touche LLP (“Deloitte”) was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
     In connection with the audit of the fiscal year ended December 31, 2008, and through July 22, 2009, there were no disagreements with PwC respectively, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in its report on the financial statements for the corresponding year.
     The audit report of PwC on the financial statements of the Partnership as of and for the years ended December 31, 2008, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.
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
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”).
     There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The Partnership has no officers, directors or employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.
     The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Jennifer Magro (Chief Financial Officer and Director), Michael McGrath (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.
     Walter Davis, age 46, is President and Chairman of the Board of Directors of the General Partner (since June 2010). Mr. Davis was registered as an associated person of the General Partner and listed as a principal in June 2010. Mr. Davis is responsible for the oversight of the General Partner’s funds and accounts. Prior to the combination of Demeter Management LLC (“Demeter”) and the General Partner effective December 1, 2010, Mr. Davis served as Chairman of the Board of Directors and President of Demeter, a registered commodity pool operator. Mr. Davis was a principal and associated person of Demeter from May 2006 to December 2010 and July 2006 to December 2010, respectively. Mr. Davis was an associated person of Morgan Stanley DW Inc., a financial services firm, from August 2006 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into Morgan Stanley & Co. Incorporated (“MS & Co”), a global financial services firm, he became an associated person of MS & Co. (due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.). Prior to becoming an associated person in August 2006, Mr. Davis was responsible for overseeing the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. Mr. Davis withdrew as an associated person of MS & Co. in June 2009. Mr. Davis has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Morgan Stanley Smith Barney LLC is registered as a broker-dealer with FINRA, an investment adviser with the SEC and a futures commission merchant with the CFTC. Mr. Davis is a Managing Director of Morgan Stanley Smith Barney LLC and the Director of Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to joining Morgan Stanley in September 1999, Mr. Davis worked for Chase Manhattan Bank’s Alternative Investment Group from January 1992 until September 1999, where his principal duties included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Throughout his career, Mr. Davis has been involved with the development, management and marketing of a diverse array of commodity pools, hedge funds and other alternative investment vehicles. Mr. Davis received an MBA in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a BA in Economics from the University of the South in 1987.
     Jennifer Magro, age 39, is Chief Financial Officer and Director of the General Partner (since October 2006 and May 2005, respectively). Ms. Magro was listed as a principal in June 2005. Ms. Magro served as Vice President and Secretary of the General Partner from August 2001 to December 2010 and June 2010 to December 2010, respectively. She was also a Managing Director of Citi Alternative Investments (“CAI”), a division of Citigroup that administered its hedge fund and fund of funds business, and was Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009. Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner. She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds. She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009). Prior to joining the General Partner in January 1996, Ms. Magro was employed by Prudential Securities Inc., a securities brokerage services company, (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products. Ms. Magro received a BS in Accounting from the State University of New York, Oswego in 1993.
     Michael McGrath, age 41, has been a Director of the General Partner since June 2010. Mr. McGrath was listed as a principal in June 2010. Mr. McGrath was a principal and Director of Demeter from May 2006 until Demeter’s combination with the General Partner in December 2010. Mr. McGrath is a Managing Director of Morgan Stanley Smith Barney LLC and currently serves as the Head of Alternative Investments for the Global Wealth Management Group of Morgan Stanley Smith Barney LLC. He also serves on the Management Committee of the Global Wealth Management Group. Prior to his current role, Mr. McGrath served as the Director of Product Management for the Consulting Services Group in Morgan Stanley as well as the Chief Operating Officer for Private Wealth Management North America and Private Wealth Management Latin America (the Americas) and the Director of Product Development for Morgan Stanley’s Global Wealth Management Group. Mr. McGrath served as a Managing Director of Morgan Stanley from May 2004 until May 2009, when Mr. McGrath became a Managing Director of Morgan Stanley Smith Barney LLC. Mr. McGrath joined Morgan Stanley from Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois, where he worked from July 2001 to May 2004. At Nuveen Investments, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to high net worth investors. Mr. McGrath received his BA degree from Saint Peters College in 1990, and currently serves on the school’s Board of Regents. He received his MBA in Finance from New York University in 1996.

     Douglas J. Ketterer, age 45, has been a Director of the General Partner since December 2010. Mr. Ketterer was listed as a principal in December 2010. Mr. Ketterer was a principal of Demeter from October 2003 until Demeter’s combination with the General Partner in December 2010. Mr. Ketterer is a Managing Director and Head of the U.S. Private Wealth Management Group within Morgan Stanley Smith Barney LLC. Mr. Ketterer joined MS & Co. in March 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm; most recently as Chief Operating Officer, Wealth Management Group and Head of the Products Group with responsibility for a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department and Retirement & Equity Solutions Group) which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his MBA from New York University’s Leonard N. Stern School of Business and his BS in Finance from the University at Albany’s School of Business.
     Ian Bernstein, age 48, is a Director of the General Partner. Mr. Bernstein has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Bernstein held various positions, including Managing Director, within the Capital Markets group at Morgan Stanley DW Inc. from October 1984 to April 2007, when Morgan Stanley DW Inc. was merged into, its institutional affiliate, MS & Co. and became the Global Wealth Management Division of MS & Co. Mr. Bernstein first served as a Managing Director with MS & Co. in March 2004, prior to its merger with Morgan Stanley DW Inc. Since June 1, 2009, Mr. Bernstein has served as a Managing Director of Capital Markets at Morgan Stanley Smith Barney LLC, a new broker-dealer formed as a result of a joint venture between Citigroup and Morgan Stanley. The respective retail business of MS & Co. and Citigroup (formerly known as Smith Barney) was contributed to Morgan Stanley Smith Barney LLC. Mr. Bernstein has continued as Managing Director of both Morgan Stanley Smith Barney LLC, the retail broker-dealer, and MS & Co., the institutional broker-dealer, up to the present. Mr. Bernstein received his MBA from New York University’s Leonard N. Stern School of Business in 1988, and his BA from the University of Buckingham in 1980.
     Harry Handler, age 51, has been a Director of the General Partner since December 2010. Mr. Handler became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Handler was a principal and associated person of Demeter from May 2005 until Demeter’s combination with the General Partner in December 2010, and from April 2006 until December 2010, respectively. He has been an associate member of the NFA since August 1985. Mr. Handler was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a BA degree and a double major in History and Political Science.
     Patrick T. Egan, age 41, has been a Director of the General Partner since December 2010. Mr. Egan became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Egan has been an associate member of the NFA since December 1997. He has been an associated person of Morgan Stanley Smith Barney LLC since November 2010. Mr. Egan was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1998 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Egan withdrew as an associated person of MS & Co. in November 2010. Mr. Egan is an Executive Director at Morgan Stanley Smith Barney LLC and currently serves as the Co- Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to his current role, Mr. Egan served as the Head of Due Diligence & Manager Research for Morgan Stanley’s Managed Futures Department from October 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. From March 1993 through September 2003, Mr. Egan was an analyst and manager within the Managed Futures Department for Morgan Stanley DW Inc., and its predecessor firm, Dean Witter Reynolds, Inc., a financial services firm, with his primary responsibilities being dedicated to the product development, due diligence, investment analysis and risk management of the firm’s commodity pools. Mr. Egan began his career in August 1991, joining Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., until March 1993 when he joined the firm’s Managed Futures Department. Mr. Egan received a Bachelor of Business Administration with a concentration in Finance from the University of Notre Dame in May 1991. Mr. Egan is a former Director to the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms, from November 2004 to October 2006 and November 2006 to October 2008.
     Alper Daglioglu, age 33, has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Daglioglu is an Executive Director at Morgan Stanley Smith Barney LLC and the Co-Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Mr. Daglioglu also serves on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. Prior to his current role, Mr. Daglioglu was a Senior Analyst at the Product Origination Group within Morgan Stanley Managed Futures Department from December 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. In addition to his responsibilities within Managed Futures Department, Mr. Daglioglu was also the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 to June 2009. Mr. Daglioglu served as a consultant at the Product Origination Group within Morgan Stanley Managed Futures Department from June 2003 to November 2003. Mr. Daglioglu received a BS degree in Industrial Engineering from Galatasaray University in June 2000 and a MBA degree in Finance from the University of Massachusetts-Amherst’s Isenberg School of Management in May 2003. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.
     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partership’s board of directors, and has not established and audit committee because it has no board of directors.

Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by Ceres Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under “Item 1. Business,” Brokerage fees and clearing fees of $17,510,544 were earned for the year ended December 31, 2010. Management fees of $9,308,420 were earned by the Advisor for the year ended December 31, 2010. Administrative fees of $2,327,106 were earned by the General Partner for the year ended December 31, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     (a) Security ownership of certain beneficial owners. As of February 28, 2011, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2010:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

General Partner unit equivalents	General Partner	3,346.8277	1.1%
     (c) Changes in control. None.
Item 13. Certain Relationships and Related Transactions and Director Independence.
     (a) Transactions with related persons. None
     (b) Review, approval or ratification of transactions with related persons. Not applicable
     (c) Promoters and certain control persons. CGM and the General Partner would be considered promoters for purposes of item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under “Item 1. Business.” “Item 8. Financial Statements and Supplementary Data,” and “Item 11. Executive Compensation.”
Item 14. Principal Accountant Fees and Services.
     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte for the year ended December 31, 2010 and for the period from July 23, 2009 through December 31, 2009, PwC for the period from January 1, 2009 through July 22, 2009 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

	Deloitte	PwC
2010	$93,100	$	N/A
2009	$86,900(1)		$9,169(2)

(1)	For the period July 23, 2009 to December 31, 2009.

(2)	For the period January 1, 2009 to July 22, 2009.
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
     2010     $26,250
     2009     $25,000
     (4) All Other Fees. None.
     (5) Not Applicable.
     (6) Not Applicable.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) (1) Financial Statements:
Statements of Financial Condition at December 31, 2010 and 2009.

Condensed Schedules of Investments at December 31, 2010 and 2009.

Statements of Income and Expenses for the years ended December 31, 2010, 2009 and 2008.

Statements of Changes in Partners’ Capital for the years ended December 31, 2010, 2009 and 2008.

Notes to Financial Statements.
     (2) Exhibits:

3.1	(a)	Certificate of Limited Partnership dated April 15, 2005 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

3.2		Third Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 27, 2010 and incorporated herein by reference).

10.1	(a)	Advisory Agreement among the Partnership, the General Partner and SandRidge Capital, L.P. (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Letter from the General Partner to SandRidge Capital, L.P. extending the Advisory Agreement through June 30, 2011 (filed herein).

10.2	(a)	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Addendum to the Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3		Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM and MSSB (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.4		Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

16.1		Letter dated July 23, 2009 from PricewaterhouseCoopers LLP regarding Change in Certifying Accountant (filed as Exhibit 16.1 to the Form 8-K filed on July 24, 2009).

16.2		Letter dated June 26, 2008 from KPMG LLP regarding Change in Certifying Accountant (filed as Exhibit 16.1 to the Form 8-K filed on July 1, 2008).
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

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)

Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

BRISTOL ENERGY FUND L.P.
By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis President & Director

Date: March 31, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Michael McGrath

Walter Davis President and Director	Michael McGrath Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC

Date: March 31, 2011	Date: March 31, 2011

/s/ Jennifer Magro	/s/ Douglas J. Ketterer

Jennifer Magro Chief Financial Officer and Director (Principal Accounting Officer)	Douglas J. Ketterer Director Ceres Managed Futures LLC
Ceres Managed Futures LLC

Date: March 31, 2011	Date: March 31, 2011

/s/ Patrick T. Egan	/s/ Alper Daglioglu

Patrick T. Egan Director Ceres Managed Futures LLC	Alper Daglioglu Director Ceres Managed Futures LLC

Date: March 31, 2011	Date: March 31, 2011

/s/ Ian Bernstein	/s/ Harry Handler

Ian Bernstein Director Ceres Managed Futures LLC	Harry Handler Director Ceres Managed Futures LLC

Date: March 31, 2011	Date: March 31, 2011
     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
     Annual Report to Limited Partners
     No proxy material has been sent to limited partners.