Form 10-Q
period 2011-03-31
BRISTOL ENERGY FUND LP
filed 2011-05-16
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non Accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of April 30, 2011, 230,057.5972 Limited Partnership Redeemable Units were outstanding.

BRISTOL ENERGY FUND L.P.
FORM 10-Q
INDEX

Page
Number
PART I — Financial Information:
Item 1. Financial Statements:
Statements of Financial Condition at March 31, 2011 (unaudited) and December 31, 2010	3
Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2011 and 2010 (unaudited)	4
Notes to Financial Statements, including the Financial Statements of CMF SandRidge Master Fund L.P. (unaudited)	5-17
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21-23
Item 4. Controls and Procedures	24-28
PART II — Other Information
Exhibits
Ex. 31.1 Certification
Ex. 31.2 Certification
Ex. 32.1 Certification
Ex. 32.2 Certification

PART I
Item 1. Financial Statements
Bristol Energy Fund L.P.
Statements of Financial Condition

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets:
Investment in Master, at fair value	$322,820,956	$402,350,613
Cash	144,527	151,370

Total assets	$322,965,483	$402,501,983

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$1,009,267	$1,257,819
Management fees	536,476	668,594
Administrative fees	134,119	167,149
Other	70,552	87,766
Redemptions payable	8,418,313	22,213,402

Total liabilities	10,168,727	24,394,730

Partners’ Capital:
General Partner, 3,346.8277 unit equivalents outstanding at March 31, 2011 and December 31, 2010	4,339,430	4,240,732
Special Limited Partner, 800.7772 Redeemable Units outstanding at March 31, 2011 and December 31, 2010	1,038,272	1,014,657
Limited Partners, 237,099.2642 and 294,258.5619 Redeemable Units outstanding at March 31, 2011 and December 31, 2010, respectively	307,419,054	372,851,864

Total partners’ capital	312,796,756	378,107,253

Total liabilities and partners’ capital	$322,965,483	$402,501,983

Net asset value per unit	$1,296.58	$1,267.09

See accompanying notes to financial statements.

Bristol Energy Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Investment Income:
Interest income allocated from Master	$67,639	$60,160

Expenses:
Expenses allocated from Master	271,083	241,553
Brokerage fees	3,244,641	4,672,705
Management fees	1,724,602	2,483,794
Administrative fees	431,150	620,949
Other	87,027	71,525

Total expenses	5,758,503	8,090,526

Net investment income (loss)	(5,690,864)	(8,030,366)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	1,388,191	32,459,895
Change in net unrealized gains (losses) on open contracts allocated from Master	11,157,465	(42,912,368)

Total trading results allocated from Master	12,545,656	(10,452,473)

Net income (loss)	6,854,792	(18,482,839)
Subscriptions — Limited Partners	5,791,925	49,038,000
Redemptions — Limited Partners	(77,957,214)	(6,569,835)

Net increase (decrease) in Partners’ Capital	(65,310,497)	23,985,326
Partners’ Capital, beginning of period	378,107,253	470,599,506

Partners’ Capital, end of period	$312,796,756	$494,584,832

Net asset value per unit (241,246.8691 and 311,789.1609 Units outstanding at March 31, 2011 and 2010, respectively)	$1,296.58	$1,586.28

Net income (loss) per unit*	$29.49	$(59.45)

Weighted average units outstanding	268,731.6341	306,145.8116

*      Based on change in net asset value per unit.
See accompanying notes to financial statements.

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
1. General:
     Bristol Energy Fund L.P. (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of commodity interests, including options, commodity futures contracts, forwards and swaps contracts on exchanges and markets located in the United States and abroad. In addition, the Master (as defined below) may enter into swap and derivative contracts on energy related products. The commodity interests that are traded by the Partnership, through its investment in the Master, are volatile and involve a high degree of market risk. During the initial offering period the Partnership sold 11,925 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continuously offers up to 500,000 Redeemable Units to qualified investors. There is no maximum number of units that may be sold by the Partnership.
     Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of March 31, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).
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
     The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2011.
     At March 31, 2011 and December 31, 2010, the Partnership owned approximately 85.4% and 76.1%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.
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
     The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2011, and December 31, 2010, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
     The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
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
     The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2011 and December 31, 2010 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2011 and 2010 are presented below:
CMF SandRidge Master Fund L.P.
Statements of Financial Condition

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets:
Equity in trading account:
Cash	$372,663,569	$508,243,783
Cash margin	41,101,737	71,084,284
Options purchased, at fair value (cost $4,998,950 and $3,846,540 at March 31, 2011 and December 31, 2010, respectively)	3,632,575	2,303,244

Total assets	$417,397,881	$581,631,311

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange-cleared swap contracts	$36,680,961	$52,768,215
Options premium received, at fair value (premium $2,979,800 and $45,000 at March 31, 2011 and December 31, 2010, respectively)	2,438,616	24,250
Accrued expenses:
Professional fees	82,523	103,589

Total liabilities	39,202,100	52,896,054

Partners’ Capital:
General Partner, 0.0000 unit equivalents at March 31, 2011 and December 31, 2010	—	—
Limited Partners, 201,675.8845 and 293,086.2072 units outstanding at March 31, 2011 and December 31, 2010, respectively	378,195,781	528,735,257

Total liabilities and partners’ capital	$417,397,881	$581,631,311

Net asset value per unit	$1,875.27	$1,804.03

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
CMF SandRidge Master Fund L.P.
Condensed Schedule of Investments
March 31, 2011
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures and Exchange-Cleared Swap Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Sept. 11 - Dec. 13	21,586	$(14,049,200)	(3.71)%
NYMEX Henry Hub Natural Gas Swap Jan. 12 - Oct. 12	7,452	(15,794,330)	(4.18)
NYMEX Henry Hub Natural Gas May 11 - April 12	2,964	2,624,856	0.69
NYMEX Henry Hub Penultimate Oct. 11	168	(34,860)	(0.01)

Total futures and exchange-cleared swap contracts purchased		(27,253,534)	(7.21)

Futures and Exchange-Cleared Swap Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap Aug. 11	2,542	(1,955,713)	(0.52)
NYMEX Henry Hub Natural Gas Swap Oct 11 - Dec. 13	5,252	3,460,920	0.92
NYMEX Henry Hub Natural Gas Aug. 11 - Jan. 12	9,588	(10,762,124)	(2.85)
NYMEX Henry Hub Penultimate May 11	236	(170,510)	(0.04)

Total futures and exchange-cleared swap contracts sold		(9,427,427)	(2.49)

Options Purchased
Puts
Energy	3,203	3,632,575	0.96

Total Options purchased		3,632,575	0.96

Options Premium Received
Calls
Energy	364	(1,797,614)	(0.47)
Puts
Energy	1,552	(641,002)	(0.17)

Total options premium received		(2,438,616)	(0.64)

Net fair value		$(35,487,002)	(9.38)%

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
CMF SandRidge Master Fund L.P.
Condensed Schedule of Investments
December 31, 2010

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures and Exchange-Cleared Swap Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Mar. 11 - Dec. 14	39,104	$(34,520,010)	(6.52)%
NYMEX Henry Hub Natural Gas Swap Mar. 11 - Dec. 14	19,716	(65,069,790)	(12.31)
NYMEX Henry Hub Natural Gas Oct. 11 - Apr. 12	1,381	(204,317)	(0.04)
NYMEX Henry Hub Penultimate Apr. 11	308	216,370	0.04

Total futures and exchange-cleared swap contracts purchased		(99,577,747)	(18.83)

Futures and Exchange-Cleared Swap Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap Apr. 11	13,080	17,903,400	3.39
NYMEX Henry Hub Natural Gas Swap Feb. 11 - Dec. 13	14,996	35,275,930	6.67
NYMEX Henry Hub Natural Gas Feb. 11 - Jan. 12	10,765	(6,369,798)	(1.21)

Total futures and exchange-cleared swap contracts sold		46,809,532	8.85

Options Purchased
Puts
Energy	4,228	2,303,244	0.44

Total options purchased		2,303,244	0.44

Options Premium Received
Puts
Energy	50	(24,250)	(0.01)

Total options premium received		(24,250)	(0.01)

Net fair value		$(50,489,221)	(9.55)%

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
CMF SandRidge Master Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Investment Income:
Interest income	$84,997	$88,451

Expenses:
Clearing fees	249,406	275,541
Professional fees	85,696	74,154

Total expenses	335,102	349,695

Net investment income (loss)	(250,105)	(261,244)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(1,741,536)	46,976,388
Change in net unrealized gains (losses) on open contracts	16,784,609	(62,209,596)

Total trading results	15,043,073	(15,233,208)

Net income (loss)	14,792,968	(15,494,452)
Subscriptions — Limited Partners	5,791,925	99,038,000
Redemptions — Limited Partners	(171,039,372)	(48,064,277)
Distribution of interest income to feeder funds	(84,997)	(88,451)

Net increase (decrease) in Partners’ capital	(150,539,476)	35,390,820
Partners’ Capital, beginning of period	528,735,257	684,909,493

Partners’ Capital, end of period	$378,195,781	$720,300,313

Net asset value per unit (201,675.8845 and 334,171.2724 units outstanding at March 31, 2011 and 2010, respectively)	$1,875.27	$2,155.48

Net income (loss) per unit*	$71.60	$(45.76)

Weighted average units outstanding	264,102.7667	336,275.2299

*	Based on change in net asset value per unit.

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
2. Financial Highlights:
     Changes in the net asset value per unit for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010
Net realized and unrealized gains (losses) allocated from Master *	$37.85	$(49.10)
Interest income allocated from Master	0.25	0.19
Expenses and allocation to Special Limited Partner**	(8.61)	(10.54)

Increase (decrease) for the period	29.49	(59.45)
Net asset value per unit, beginning of period	1,267.09	1,645.73

Net asset value per unit, end of period	$1,296.58	$1,586.28

*	Includes Partnership brokerage fees and clearing fees allocated from Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from Master and includes allocation to Special Limited Partner.

	Three Months Ended
	March 31,
	2011	2010
Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(6.9)%	(6.7)%

Operating expenses	7.0%	6.7%
Allocation to Special Limited Partner	—%	—%

Total expenses and allocation to Special Limited Partner	7.0%	6.7%

Total return:
Total return before allocation to Special Limited Partner	2.3%	(3.6)%
Allocation to Special Limited Partner	—%	—%

Total return after allocation to Special Limited Partner	2.3%	(3.6)%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
Financial Highlights of the Master:

	Three Months Ended
	March 31,
	2011	2010
Net realized and unrealized gains (losses)*	$71.61	$(45.79)
Interest income	0.36	0.27
Expenses **	(0.37)	(0.24)

Increase (decrease) for the period	71.60	(45.76)
Distribution of interest income to feeder funds	(0.36)	(0.27)
Net asset value per unit, beginning of period	1,804.03	2,201.51

Net asset value per unit, end of period	$1,875.27	$2,155.48

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended
	March 31,
	2011	2010
Ratios to average net assets:***
Net investment income (loss) ****	(0.2)%	(0.2)%

Operating expenses	0.3%	0.2%

Total return	4.0%	(2.1)%

***	Annualized.

****	Interest income less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
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
     The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swap contracts on the Statements of Financial Condition.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.
     All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures and exchange-cleared swap contracts traded during the three months ended March 31, 2011 and 2010, based on a monthly calculation, were 69,633 and 159,945, respectively. The monthly average number of options contracts traded during the three months ended March 31, 2011 and 2010, based on a monthly calculation, were 4,710 and 1,344, respectively.
     The following tables indicate the gross fair values of derivative instruments of futures, exchange-cleared swap and option contracts as separate assets and liabilities as of March 31, 2011 and December 31, 2010.

	March 31, 2011
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$16,756,255

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$16,756,255

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(53,437,216)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(53,437,216)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(36,680,961	)*

* This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.

Assets
Options Purchased
Energy	$3,632,575

Total options purchased	$3,632,575	**

Liabilities
Options Premium Received
Energy	$(2,438,616)

Total options premium received	$(2,438,616	)***

**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

***	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

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

Assets
Options Purchased
Energy	$2,303,244

Total options purchased	$2,303,244	**

Liabilities
Options Premium Received
Energy	$(24,250)

Total options premium received	$(24,250	)***

**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

***	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.
     The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
Sector	2011		2010
Energy	$15,043,073		$(15,233,208)

Total	$15,043,073	****	$(15,233,208	)****

****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partner’s Capital.
4. Fair Value Measurements:
     Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2010.
     Partnership’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets.

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
     The Partnership will separately present purchases, subscriptions, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	March 31,2011	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Master	$322,820,956	$—	$322,820,956	$—

Net fair value	$322,820,956	$—	$322,820,956	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Master	$402,350,613	$—	$402,350,613	$—

Net fair value	$402,350,613	$—	$402,350,613	$—

     Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Master’s Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.
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
     The Master will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2011 and December 31, 2010, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Futures and Exchange-Cleared Swaps	$16,756,255	$16,756,255	$—	$—
Options purchased	3,632,575	3,632,575	—	—

Total assets	20,388,830	20,388,830	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$53,437,216	$53,437,216	$—	$—
Options premium received	2,438,616	2,438,616	—	—

Total Liabilities	55,875,832	55,875,832	—	—

Total fair value	$(35,487,002)	$(35,487,002)	$—	$—

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2010*	(Level 1)	(Level 2)	(Level 3)
Assets
Futures and Exchange-Cleared Swaps	$69,685,031	$69,685,031	$—	$—
Options purchased	2,303,244	2,303,244	—	—

Total assets	71,988,275	71,988,275	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$122,453,246	$122,453,246	$—	$—
Options premium received	24,250	24,250	—	—

Total Liabilities	122,477,496	122,477,496	—	—

Total fair value	$(50,489,221)	$(50,489,221)	$—	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation based on new fair value guidance.
5. Financial Instrument Risks:
     In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk as the sole counterparty or broker with

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
respect to the Partnership’s/Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.
     The Advisor will concentrate the Partnership’s/Master’s trading in energy related markets. Concentration in a limited number of commodity interests may subject the Partnership’s/Master’s account to greater volatility than if in a more diversified portfolio of contracts were traded on behalf of the Partnership/Master.
     As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees.
     The General Partner monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, exchange-cleared swaps and options contracts by sector, margin requirements, gain and loss transactions and collateral positions.
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
     Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s financial statements as of December 31, 2010.
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
     The Partnership will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2011 and December 31, 2010, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Master trades futures contracts and exchange-cleared swaps. Exchange-cleared swaps are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled

Bristol Energy Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.
     Options. The Master may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Master’s Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Master’s Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.
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
     Subsequent Events. Management of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
     Net Income (loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
     The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2011.
     The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.
     For the three months ended March 31, 2011, the Partnership’s capital decreased 17.3% from $378,107,253 to $312,796,756. This decrease was attributable to the redemption of 61,716.9163 Redeemable Units totaling $77,957,214, which was partially offset by subscriptions of 4,557.6186 Redeemable Units totaling $5,791,925, coupled with a net income from operations of $6,854,792. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
     The Master’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on futures trading, interest income, expenses, redemptions of units and distributions of profits, if any.
     For the three months ended March 31, 2011, the Master’s capital decreased 28.5% from $528,735,257 to $378,195,781. This decrease was attributable to the redemption of 94,594.9843 units totaling $171,039,372 and distribution of interest income to feeder funds totaling $84,997, which was partially offset by the additional subscriptions of 3,184.6616 units totaling $5,791,925, coupled with the net income from operations of $14,792,968. Future redemptions can impact the amount of funds available for investments in commodity positions in subsequent periods.
Critical Accounting Policies
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 6 of the Financial Statements.
     The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized and change in net unrealized trading gain (loss) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
     During the Partnership’s first quarter of 2011, the net asset value per unit increased 2.3% from $1,267.09 to $1,296.58 as compared to a decrease of 3.6% in the first quarter of 2010. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the first quarter of 2011 of $12,545,656. Gains were primarily from the Master Fund’s trading of futures and other derivatives of NYMEX Natural Gas and ICE Natural Gas. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the first quarter of 2010 of $10,452,473. Losses were primarily attributable to the trading of futures and options in NYMEX Natural Gas and ICE Natural Gas.
     The Partnership struggled in January as losses were incurred in short futures positions in the front-end of the natural gas curve. Given the increased volatility in the weather and the abnormally cold temperatures in the mid-continent and the west coast of the U.S., natural gas prices appreciated on anticipation of a significantly colder winter than originally anticipated. Modest exposure in the back-end of the natural gas curve was able to generate gains but not enough to offset the month’s losses.
     During February the portfolio recorded significant gains due to short futures positions within the front-end of the natural gas curve as well as long futures in the back-end of the curve. Prices of natural gas traded down aggressively during the first half of February as the continued production and increased oversupply of natural gas caused prices to trade down considerably.
     The final month of the quarter saw a relatively benign market as the end of the winter season came with very little increased volatility in the market. Long futures positions in the back end of the curve were able to generate gains, while a continued bearish posturing in the front-end of the curve had very little impact to performance. Overall the Partnership generated gains for the quarter, which was driven by strong performance in short futures positions in the front-end of the natural gas curve.
     Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership (and the Master) depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership (and the Master) expects to increase capital through operations.
     Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three months ended March 31, 2011 increased by $7,479, as compared to the corresponding period in 2010. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three months ended March 31, 2011 as compared to the corresponding period in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2011 decreased by $1,428,064, as compared to the corresponding period in 2010. The decrease in brokerage fees is due to lower average net assets during the three months ended March 31, 2011 as compared to the corresponding period in 2010.
     Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2011 decreased by $759,192, as compared to the corresponding period in 2010. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2011 as compared to the corresponding period in 2010.

     Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three months ended March 31, 2011 decreased by $189,799, as compared to the corresponding period in 2010. The decrease in administrative fees is due to lower average net assets during the three months ended March 31, 2011 as compared to the corresponding period in 2010.
     Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three months ended March 31, 2011 and 2010. The Advisor will not earn a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
     In allocating substantially all of the assets of the Partnership to the Master, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Master is a speculative commodity pool. The market sensitive instruments held by the Master are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets is subject to the risk of trading loss through its investment in the Master. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental to the Master’s and the Partnership’s main line of business.
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
     Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2011 and December 31, 2010, and the highest, lowest and average values during the three months ended March 31, 2011, and during the twelve months ended December 31, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. As of March 31, 2011, the Master’s total capitalization was $378,195,781 and the Partnership owned approximately 85.4% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2011 was as follows:
March 31, 2011

			Three months ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$34,995,837	9.25%	$61,733,650	$31,352,944	$41,648,911

Total	$34,995,837	9.25%

*	Average of month-end Values at Risk.

     As of December 31, 2010, the Master’s total capitalization was $528,735,257 and the Partnership owned approximately 76.1% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2010 was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$61,391,255	11.61%	$85,692,107	$18,754,664	$56,852,448

Total	$61,391,255	11.61%

*	Annual average of month-end Values at Risk.

Item 4. Controls and Procedures
     The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
     CGM is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (“FCM”), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.
     There have been no material administrative, civil or criminal actions within the past five years against CGM (formerly known as Salomon Smith Barney) or any of its individual principals and no such actions are currently pending, except as follows.
Mutual Funds
     Several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews. Additionally, CGM has entered into a settlement agreement with the SEC with respect to revenue sharing and sales of classes of funds.
     On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and CGM completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and CGM in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.
     In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.
FINRA Settlement
     On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which CGM, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that CGM failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. CGM was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
Auction Rate Securities
     On May 31, 2006, the SEC instituted and simultaneously settled proceedings against CGM and 14 other broker-dealers regarding practices in the auction rate securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act of 1933, as amended. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings and penalties. CGM paid a penalty of $1.5 million.
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
Subprime Mortgage-Related Actions
     The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of collateralized debt obligations. Citigroup is cooperating fully with the SEC’s inquiries.
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
Credit Crisis Related Matters
     Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’ regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.
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

Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     For the three months ended March 31, 2011, there were additional subscriptions of 4,557.6186 Redeemable Units totaling $5,791,925. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D, as well as by a smaller number of persons who are non-accredited investors.
     Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests, including futures contracts, options, swaps and forwards contracts.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable Units	Dollar Value) of
			Purchased as Part	Redeemable Units that
	(a) Total Number	(b) Average	of Publicly	May Yet Be
	of Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
January 1, 2011 - January 31, 2011	42,970.9790	$1,245.74	N/A	N/A
February 1, 2011 - February 28, 2011	12,253.2310	$1,306.45	N/A	N/A
March 1, 2011 - March 31, 2011	6,492.7063	$1,296.58	N/A	N/A
	61,716.9163	$1,263.14

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the last day of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.
Item 3. Defaults Upon Senior Securities — None
Item 4. [Removed and Reserved]
Item 5. Other Information — None

Item 6. Exhibits
Exhibit

3.1	(a)	Certificate of Limited Partnership dated April 15, 2005 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

3.2		Third Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 27, 2010 and incorporated herein by reference).

10.1	(a)	Advisory Agreement among the Partnership, the General Partner and SandRidge Capital, L.P. (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Letter from the General Partner to SandRidge Capital, L.P. extending the Advisory Agreement through June 30, 2011 (filed as Exhibit 10.1(b) to the Annual Report on Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.2	(a)	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Addendum to the Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3		Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM and MSSB (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.4		Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

31.1		Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2		Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1		Section 1350 Certification (Certification of President and Director).

32.2		Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL ENERGY FUND L.P.
By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: May 16, 2011

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director (Principal Accounting Officer)

Date: May 16, 2011