Form 10-Q
period 2011-06-30
BRISTOL ENERGY FUND LP
filed 2011-08-15
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Yes ☑ No ☐
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
Yes ☐ No ☑
As of July 31, 2011, 215,956.1748 Limited Partnership Redeemable Units were outstanding.

BRISTOL ENERGY FUND L.P.
FORM 10-Q
INDEX

Page
Number
PART I — Financial Information:
Item 1. Financial Statements:
Statements of Financial Condition at June 30, 2011 (unaudited) and December 31, 2010	3
Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2011 and 2010 (unaudited)	4
Notes to Financial Statements, including the Financial Statements of CMF SandRidge Master Fund L.P. (unaudited)	5-17
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21-22
Item 4. Controls and Procedures	23
PART II — Other Information	24-26
Exhibits
Ex. 31.1 Certification
Ex. 31.2 Certification
Ex. 32.1 Certification
Ex. 32.2 Certification

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I
Item 1. Financial Statements
Bristol Energy Fund L.P.
Statements of Financial Condition

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets:
Investment in Master, at fair value	$308,004,686	$402,350,613
Cash	149,880	151,370

Total assets	$308,154,566	$402,501,983

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$962,983	$1,257,819
Management fees	511,843	668,594
Administrative fees	127,961	167,149
Other	85,665	87,766
Redemptions payable	7,005,824	22,213,402

Total liabilities	8,694,276	24,394,730

Partners’ Capital:
General Partner, 2,934.8368 and 3,346.8277 unit equivalents outstanding at June 30, 2011 and December 31, 2010, respectively	3,941,662	4,240,732
Special Limited Partner, 800.7772 Redeemable Units outstanding at June 30, 2011 and December 31, 2010	1,075,492	1,014,657
Limited Partners, 219,233.2066 and 294,258.5619 Redeemable Units outstanding at June 30, 2011 and December 31, 2010, respectively	294,443,136	372,851,864

Total partners’ capital	299,460,290	378,107,253

Total liabilities and partners’ capital	$308,154,566	$402,501,983

Net asset value per unit	$1,343.06	$1,267.09

See accompanying notes to financial statements.

Bristol Energy Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment Income:
Interest income allocated from Master	$11,153	$127,010	$78,792	$187,170

Expenses:
Expenses allocated from Master	182,561	403,718	453,644	645,271
Brokerage fees	2,851,479	4,765,147	6,096,120	9,437,852
Management fees	1,515,652	2,533,101	3,240,254	5,016,895
Administrative fees	378,913	633,275	810,063	1,254,224
Other	95,416	73,078	182,443	144,603

Total expenses	5,024,021	8,408,319	10,782,524	16,498,845

Net investment income (loss)	(5,012,868)	(8,281,309)	(10,703,732)	(16,311,675)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	(2,557,968)	(78,019,555)	(1,169,777)	(45,559,660)
Change in net unrealized gains (losses) on open contracts allocated from Master	17,681,244	29,631,186	28,838,709	(13,281,182)

Total trading results allocated from Master	15,123,276	(48,388,369)	27,668,932	(58,840,842)
Net income (loss)	10,110,408	(56,669,678)	16,965,200	(75,152,517)
Subscriptions — Limited Partners	2,304,101	43,913,000	8,096,026	92,951,000
Redemptions — Limited Partners	(25,225,975)	(12,522,554)	(103,183,189)	(19,092,389)
Redemptions — General Partner	(525,000)	0	(525,000)	0

Net increase (decrease) in Partners’ Capital	(13,336,466)	(25,279,232)	(78,646,963)	(1,293,906)
Partners’ Capital, beginning of period	312,796,756	494,584,832	378,107,253	470,599,506

Partners’ Capital, end of period	$299,460,290	$469,305,600	$299,460,290	$469,305,600

Net asset value per unit (222,968.8206 and 331,120.8376 Units outstanding at June 30, 2011 and 2010, respectively)	$1,343.06	$1,417.32	$1,343.06	$1,417.32

Net income (loss) per unit*	$46.48	$(168.96)	$75.97	$(228.41)

Weighted average units outstanding	234,689.3036	331,154.0537	251,710.4688	318,649.9326

*      Based on change in net asset value per unit.
See accompanying notes to financial statements.

Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2011
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
     Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of June 30, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).
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
     The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2011.
     At June 30, 2011 and December 31, 2010, the Partnership owned approximately 96.8% and 76.1%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.
     The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.
     The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
     The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of

Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2011
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
     The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2011 and December 31, 2010 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2011 and 2010 are presented below:
CMF SandRidge Master Fund L.P.
Statements of Financial Condition

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets:
Equity in trading account:
Cash	$316,259,550	$508,243,783
Cash margin	14,006,495	71,084,284
Options purchased, at fair value (cost $7,279,700 and $3,846,540 at June 30, 2011 and December 31, 2010, respectively)	4,190,831	2,303,244

Total assets	$334,456,876	$581,631,311

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange-cleared swap contracts	$16,360,510	$52,768,215
Options premium received, at fair value (premium $0 and $45,000 at June 30, 2011 and December 31, 2010, respectively)	0	24,250
Accrued expenses:
Professional fees	53,195	103,589

Total liabilities	16,413,705	52,896,054

Partners’ Capital:
General Partner, 0.0000 unit equivalents at June 30, 2011 and December 31, 2010	0	0
Limited Partners, 161,140.5104 and 293,086.2072 units outstanding at June 30, 2011 and December 31, 2010, respectively	318,043,171	528,735,257

Total liabilities and partners’ capital	$334,456,876	$581,631,311

Net asset value per unit	$1,973.70	$1,804.03

Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
CMF SandRidge Master Fund L.P.
Condensed Schedule of Investments
June 30, 2011
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures and Exchange-Cleared Swap Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Sept. 11 - Dec. 13	7,174	$(6,430,660)	(2.02)%
NYMEX Henry Hub Natural Gas Swap Jan. 12 - Oct. 12	7,996	(20,775,030)	(6.53)
NYMEX Henry Hub Natural Gas Mar. 12 - April 12	822	(19,022)	(0.01)
NYMEX Henry Hub Penultimate Aug. 11 - Oct. 11	628	(84,960)	(0.03)

Total futures and exchange-cleared swap contracts purchased		(27,309,672)	(8.59)

Futures and Exchange-Cleared Swap Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap Aug. 11 - Jan. 12	3,873	(575,963)	(0.18)
NYMEX Henry Hub Natural Gas Swap Oct 11 - Dec. 13	5,980	4,580,510	1.44
NYMEX Henry Hub Natural Gas Aug. 11 - Jan. 12	3,961	6,944,615	2.18

Total futures and exchange-cleared swap contracts sold		10,949,162	3.44

Options Purchased
Puts
Energy	5,531	4,190,831	1.32

Total Options purchased		4,190,831	1.32

Net fair value		$(12,169,679)	(3.83)%

Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2011
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

Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
CMF SandRidge Master Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment Income:
Interest income	$11,806	$181,380	$96,803	$269,831

Expenses:
Clearing fees	111,801	480,620	361,207	756,161
Professional fees	80,393	89,688	166,089	163,842

Total expenses	192,194	570,308	527,296	920,003

Net investment income (loss)	(180,388)	(388,928)	(430,493)	(650,172)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(2,970,620)	(109,835,101)	(4,712,156)	(62,858,713)
Change in net unrealized gains (losses) on open contracts	18,056,773	40,884,719	34,841,382	(21,324,877)

Total trading results	15,086,153	(68,950,382)	30,129,226	(84,183,590)

Net income (loss)	14,905,765	(69,339,310)	29,698,733	(84,833,762)
Subscriptions — Limited Partners	2,304,181	65,570,500	8,096,106	164,608,500
Redemptions — Limited Partners	(77,350,750)	(37,844,750)	(248,390,122)	(85,909,027)
Distribution of interest income to feeder funds	(11,806)	(181,380)	(96,803)	(269,831)

Net increase (decrease) in Partners’ capital	(60,152,610)	(41,794,940)	(210,692,086)	(6,404,120)
Partners’ Capital, beginning of period	378,195,781	720,300,313	528,735,257	684,909,493

Partners’ Capital, end of period	$318,043,171	$678,505,373	$318,043,171	$678,505,373

Net asset value per unit (161,140.5104 and 346,878.2231 units outstanding at June 30, 2011 and 2010, respectively)	$1,973.70	$1,956.03	$1,973.70	$1,956.03

Net income (loss) per unit*	$98.50	$(198.93)	$170.10	$(244.69)

Weighted average units outstanding	183,984.9021	347,293.4914	224,043.8344	341,784.3606

*	Based on change in net asset value per unit.

Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
2. Financial Highlights:
     Changes in the net asset value per unit for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) allocated from Master*	$55.24	$(159.36)	$93.09	$(208.46)
Interest income allocated from Master	0.05	0.38	0.30	0.57
Expenses and allocation to Special Limited Partner**	(8.81)	(9.98)	(17.42)	(20.52)

Increase (decrease) for the period	46.48	(168.96)	75.97	(228.41)
Net asset value per unit, beginning of period	1,296.58	1,586.28	1,267.09	1,645.73

Net asset value per unit, end of period	$1,343.06	$1,417.32	$1,343.06	$1,417.32

*	Includes Partnership brokerage fees and clearing fees allocated from Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from Master and includes allocation to Special Limited Partner.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(6.7)%	(6.6)%	(6.8)%	(6.7)%

Operating expenses	6.8%	6.8%	6.9%	6.7%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses and allocation to Special Limited Partner	6.8%	6.8%	6.9%	6.7%

Total return:
Total return before allocation to Special Limited Partner	3.6%	(10.7)%	6.0%	(13.9)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	3.6%	(10.7)%	6.0%	(13.9)%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
Financial Highlights of the Master:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses)*	$98.92	$(199.18)	$170.53	$(244.97)
Interest income	0.07	0.52	0.43	0.79
Expenses **	(0.49)	(0.27)	(0.86)	(0.51)

Increase (decrease) for the period	98.50	(198.93)	170.10	(244.69)
Distribution of interest income to feeder funds	(0.07)	(0.52)	(0.43)	(0.79)
Net asset value per unit, beginning of period	1,875.27	2,155.48	1,804.03	2,201.51

Net asset value per unit, end of period	$1,973.70	$1,956.03	$1,973.70	$1,956.03

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Ratios to average net assets:***
Net investment income (loss) ****	(0.2)%	(0.2)%	(0.2)%	(0.2)%

Operating expenses	0.2%	0.3%	0.3%	0.3%

Total return	5.3%	(9.3)%	9.4%	(11.2)%

***	Annualized.

****	Interest income less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2011
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
     All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures and exchange-cleared swap contracts traded during the three months ended June 30, 2011 and 2010, were 42,383 and 216,126, respectively. The monthly average number of futures and exchange-cleared swap contracts traded during the six months ended June 30, 2011 and 2010, were 56,008 and 188,035, respectively. The monthly average number of options contracts traded during the three months ended June 30, 2011 and 2010, were 5,465 and 1,842, respectively. The monthly average number of options contracts traded during the six months ended June 30, 2011 and 2010, were 5,087 and 1,593, respectively.
     The following tables indicate the gross fair values of derivative instruments of futures, exchange-cleared swap and option contracts as separate assets and liabilities as of June 30, 2011 and December 31, 2010.

	June 30, 2011
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$14,208,823

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$14,208,823

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(30,569,333)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(30,569,333)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(16,360,510	)*

* This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.

Assets
Options Purchased
Energy	$4,190,831

Total options purchased	$4,190,831	**

**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2011
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
     The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Sector	2011		2010		2011		2010
Energy	$15,086,153		$(68,950,382)		$30,129,226		$(84,183,590)

Total	$15,086,153	****	$(68,950,382	)****	$30,129,226	****	$(84,183,590	)****

****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partner’s Capital.
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
June 30, 2011
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
     The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Master	$308,004,686	$—	$308,004,686	$—

Net fair value	$308,004,686	$—	$308,004,686	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Master	$402,350,613	$—	$402,350,613	$—

Net fair value	$402,350,613	$—	$402,350,613	$—

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
     The Master will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2011 and December 31, 2010, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Bristol Energy Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Futures and Exchange-Cleared Swaps	$14,208,823	$14,208,823	$—	$—
Options purchased	4,190,831	4,190,831	—	—

Total assets	18,399,654	18,399,654	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$30,569,333	$30,569,333	$—	$—

Total liabilities	30,569,333	30,569,333	—	—

Total fair value	$(12,169,679)	$(12,169,679)	$—	$—

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2010*	(Level 1)	(Level 2)	(Level 3)
Assets
Futures and Exchange-Cleared Swaps	$69,685,031	$69,685,031	$—	$—
Options purchased	2,303,244	2,303,244	—	—

Total assets	71,988,275	71,988,275	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$122,453,246	$122,453,246	$—	$—
Options premium received	24,250	24,250	—	—

Total liabilities	122,477,496	122,477,496	—	—

Total fair value	$(50,489,221)	$(50,489,221)	$—	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.
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
     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.
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
June 30, 2011
(Unaudited)
respect to the Partnership’s/Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.
     The Advisor will concentrate the Partnership’s/Master’s trading in energy related markets. Concentration in a limited number of commodity interests may subject the Partnership’s/Master’s account to greater volatility than if a more diversified portfolio of contracts was traded on behalf of the Partnership/Master.
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
     GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and the level of activity in the Partnership’s and Master’s Level 2 assets and liabilities.
     The Partnership will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2011 and December 31, 2010, the Master did not hold any derivative instruments for which market quotations are not readily available and are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
June 30, 2011
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
     Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
     Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.
     Net Income (loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
     The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2011.
     The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.
     For the six months ended June 30, 2011, the Partnership’s capital decreased 20.8% from $378,107,253 to $299,460,290. This decrease was attributable to the redemption of 81,383.0817 Redeemable Units totaling $103,183,189 and 411.9909 General Partner unit equivalents totaling $525,000, which was partially offset by the subscriptions of 6,357.7264 Redeemable Units totaling $8,096,026, coupled with a net income from operations of $16,965,200. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
     The Master’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on futures trading, interest income, expenses, redemptions of units and distributions of profits, if any.
     For the six months ended June 30, 2011, the Master’s capital decreased 39.8% from $528,735,257 to $318,043,171. This decrease was attributable to the redemption of 136,369.4670 units totaling $248,390,122 and distribution of interest income to feeder funds totaling $96,803, which was partially offset by the subscriptions of 4,423.7702 units totaling $8,096,106, coupled with a net income from operations of $29,698,733. Future redemptions can impact the amount of funds available for investments in commodity positions in subsequent periods.
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
     The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
     During the Partnership’s second quarter of 2011, the net asset value per unit increased 3.6% from $1,296.58 to $1,343.06 as compared to a decrease of 10.7% in the second quarter of 2010. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the second quarter of 2011 of $15,123,276. Gains were primarily from the Master Fund’s trading of commodity futures and options in NYMEX Natural Gas and ICE Natural Gas. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the second quarter of 2010 of $48,388,369. Losses were primarily attributable to the trading of commodity futures and options in NYMEX Natural Gas and ICE Natural Gas.
     During the second quarter of 2011, the Partnership struggled in April as losses were incurred from short futures positions in the front-end of the natural gas curve given slightly abnormally warm temperatures. Given the increased volatility in the weather and the abnormally warm temperatures in the mid-continent and the West Coast of the United States, natural gas prices generally traded higher during April, which detracted from performance. May saw a sharp reversal in natural gas prices as the spot price fell from a high of $4.739 to a low of $4.111 in the front-end of the natural gas curve as weather patterns normalized and remained relatively mild across the United States, which helped the Partnership generate positive returns for the month. The last month of the quarter saw similar patterns as those in May albeit with warmer weather than the previous month. Bearish positioning in the front-end of the natural gas curve was able to generate significant profits during the month as prices traded lower intra-month to $4.671 after a disappointing demand number was released and eventually down to $4.150 later in June due to significant selling pressure. These sharp price movements generated significant volatility throughout the month of June, although profits were generated by the Partnership.
     During the six months ended June 30, 2011 the net asset value per unit increased 6.0% from $1,267.09 to $1,343.06 as compared to an decrease of 13.9% during the six months ended June 30, 2010. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees for the six months ended June 30, 2011 of $27,668,932. Gains were primarily attributable to the trading of commodity futures and options in NYMEX Natural Gas and ICE Natural Gas. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees for the six months ended June 30, 2010 of $58,840,842. Losses were primarily attributable to the trading of futures and options in NYMEX Natural Gas and ICE Natural Gas.
     During the six months ended 2011, there were several significant price movements within the natural gas market, throughout the first half of the year increased price volatility. In addition, an abnormally colder winter in the mid-continent and West Coast of the United States, as well as a very warm spring helped to generate intermittent volatility within the marketplace, as there have been several short-term demand spikes due to the unpredictability of the weather. Bearish positioning in the front-end of the natural gas curve detracted from performance in January. However gains were recorded in February as prices declined given a benign weather forecast across the United States during the first three weeks of the month. The Partnership reduced exposure in March and April given the end of the winter season and the beginning of spring season, which usually equates to increased volatility in the natural gas market. Losses were incurred during these months despite the reduction in exposure as natural gas prices tended to trade higher during the end of the winter heading into spring. May and June were both profitable months for the Partnership as natural gas prices continued to move with significant volatility, although ultimately lower as prices fell due to poor demand numbers and more normalized weather patterns across the United States, particularly during June.
     Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership (and the Master) depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership (and the Master) expects to increase capital through operations.
     Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and six months ended June 30, 2011 decreased by $115,857 and $108,378, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower average net assets during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and six months ended June 30, 2011 decreased by $1,913,668 and $3,341,732, respectively, as compared to the corresponding period in 2010. The decrease in brokerage fees is due to lower average net assets during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.
     Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and six months ended June 30, 2011 decreased by $1,017,449 and $1,776,641, respectively, as compared to the corresponding periods in 2010. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.

     Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and six months ended June 30, 2011 decreased by $254,362 and $444,161, respectively, as compared to the corresponding periods in 2010. The decrease in administrative fees is due to lower average net assets during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.
     Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three and six months ended June 30, 2011 and 2010, respectively. The Advisor will not earn a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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
     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.
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
     Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2011 and December 31, 2010, and the highest, lowest and average values during the three months ended June 30, 2011, and during the twelve months ended December 31, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. As of June 30, 2011, the Master’s total capitalization was $318,043,171 and the Partnership owned approximately 96.8% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of June 30, 2011 was as follows:
June 30, 2011

			Three months ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$14,252,103	4.48%	$36,257,390	$14,252,103	$26,359,282

Total	$14,252,103	4.48%

*	Average of month-end Values at Risk.

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

Item 4. Controls and Procedures
     The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
     The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.
     There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report ended March 31, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     For the three months ended June 30, 2011, there were subscriptions of 1,800.1078 Redeemable Units totaling $2,304,181. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D, as well as by a smaller number of persons who are non-accredited investors.
     Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, swaps and forwards contracts.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable Units	Dollar Value) of
			Purchased as Part	Redeemable Units that
	(a) Total Number	(b) Average	of Publicly	May Yet Be
	of Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2011 - April 30, 2011	8,687.3592	$1,252.05	N/A	N/A
May 1, 2011 - May 31, 2011	6,174.4821	$1,274.30	N/A	N/A
June 1, 2011 - June 30, 2011	5,216.3150	$1,343.06	N/A	N/A
	20,078.1563	$1,282.54

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the last day of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.
Item 3. Defaults Upon Senior Securities — None
Item 4. [Removed and Reserved]
Item 5. Other Information — None

Item 6. Exhibits
Exhibit

3.1	(a)	Certificate of Limited Partnership dated April 15, 2005 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

3.2		Third Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 27, 2010 and incorporated herein by reference).

10.1	(a)	Advisory Agreement among the Partnership, the General Partner and SandRidge Capital, L.P. (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Letter from the General Partner to SandRidge Capital, L.P. extending the Advisory Agreement through June 30, 2011 (filed as Exhibit 10.1(b) to the Annual Report on Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.2	(a)	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Addendum to the Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3		Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM and MSSB (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.4		Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

31.1		Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2		Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1		Section 1350 Certification (Certification of President and Director).

32.2		Section 1350 Certification (Certification of Chief Financial Officer and Director).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL ENERGY FUND L.P.
By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: August 15, 2011

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director (Principal Accounting Officer)

Date: August 15, 2011