Form 10-Q
period 2011-09-30
BRISTOL ENERGY FUND LP
filed 2011-11-14
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Yes ☐ No ☑
As of October 31, 2011, 206,728.9637 Limited Partnership Redeemable Units were outstanding.

BRISTOL ENERGY FUND L.P.
FORM 10-Q
INDEX

Page
Number
PART I — Financial Information:
Item 1. Financial Statements:
Statements of Financial Condition at September 30, 2011 (unaudited) and December 31, 2010	3
Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2011 and 2010 (unaudited)	4
Notes to Financial Statements, including the Financial Statements of CMF SandRidge Master Fund L.P. (unaudited)	5-17
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21-22
Item 4. Controls and Procedures	23
PART II — Other Information	24-26
Exhibits
Ex. 31.1 Certification
Ex. 31.2 Certification
Ex. 32.1 Certification
Ex. 32.2 Certification

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I
Item 1. Financial Statements
Bristol Energy Fund L.P.
Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets:
Investment in Master, at fair value	$305,405,765	$402,350,613
Cash	196,178	151,370

Total assets	$305,601,943	$402,501,983

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$955,006	$1,257,819
Management fees	507,535	668,594
Administrative fees	126,884	167,149
Other	126,170	87,766
Redemptions payable	3,061,505	22,213,402

Total liabilities	4,777,100	24,394,730

Partners’ Capital:
General Partner, 2,934.8368 and 3,346.8277 unit equivalents outstanding at September 30, 2011 and December 31, 2010, respectively	4,109,417	4,240,732
Special Limited Partner, 800.7772 Redeemable Units outstanding at September 30, 2011 and December 31, 2010	1,121,264	1,014,657
Limited Partners, 211,105.2570 and 294,258.5619 Redeemable Units outstanding at September 30, 2011 and December 31, 2010, respectively	295,594,162	372,851,864

Total partners’ capital	300,824,843	378,107,253

Total liabilities and partners’ capital	$305,601,943	$402,501,983

Net asset value per unit	$1,400.22	$1,267.09

See accompanying notes to financial statements.

Bristol Energy Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment Income:
Interest income allocated from Master	$8,767	$120,936	$87,559	$308,106

Expenses:
Expenses allocated from Master	158,044	341,889	611,688	987,160
Brokerage fees	2,875,383	4,128,555	8,971,503	13,566,407
Management fees	1,528,147	2,194,878	4,768,401	7,211,773
Administrative fees	382,037	548,720	1,192,100	1,802,944
Other	98,605	73,143	281,048	217,746

Total expenses	5,042,216	7,287,185	15,824,740	23,786,030

Net investment income (loss)	(5,033,449)	(7,166,249)	(15,737,181)	(23,477,924)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	9,316,811	(22,416,807)	8,147,034	(67,976,467)
Change in net unrealized gains (losses) on open contracts allocated from Master	8,343,129	(9,112,156)	37,181,838	(22,393,338)

Total trading results allocated from Master	17,659,940	(31,528,963)	45,328,872	(90,369,805)

Net income (loss)	12,626,491	(38,695,212)	29,591,691	(113,847,729)
Subscriptions — Limited Partners	1,219,776	21,467,000	9,315,802	114,418,000
Redemptions — Limited Partners	(12,481,714)	(25,309,558)	(115,664,903)	(44,401,947)
Redemptions — General Partner	0	0	(525,000)	0

Net increase (decrease) in Partners’ Capital	1,364,553	(42,537,770)	(77,282,410)	(43,831,676)
Partners’ Capital, beginning of period	299,460,290	469,305,600	378,107,253	470,599,506

Partners’ Capital, end of period	$300,824,843	$426,767,830	$300,824,843	$426,767,830

Net asset value per unit (214,840.8710 and 327,708.9940 units outstanding at September 30, 2011 and 2010, respectively)	$1,400.22	$1,302.28	$1,400.22	$1,302.28

Net income (loss) per unit*	$57.16	$(115.04)	$133.13	$(343.45)

Weighted average units outstanding	220,091.1045	336,704.1908	241,170.6807	324,668.0187

*      Based on change in net asset value per unit.
See accompanying notes to financial statements.

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2011
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
     Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of September 30, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).
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
     The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2011.
     At September 30, 2011 and December 31, 2010, the Partnership owned approximately 97.4% and 76.1%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.
     The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.
     The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustment, necessary for a fair statement of the Partnership’s financial condition at September 30, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
     The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2011
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
     The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2011 and December 31, 2010 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2011 and 2010 are presented below:
CMF SandRidge Master Fund L.P.
Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets:
Equity in trading account:
Cash	$316,532,537	$508,243,783
Cash margin	6,348,211	71,084,284
Options purchased, at fair value (cost $1,674,280 and $3,846,540 at September 30, 2011 and December 31, 2010, respectively)	3,401,767	2,303,244

Total assets	$326,282,515	$581,631,311

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange-cleared swap contracts	$12,572,819	$52,768,215
Options premium received, at fair value (premium $0 and $45,000 at September 30, 2011 and December 31, 2010, respectively)	0	24,250
Accrued expenses:
Professional fees	69,439	103,589

Total liabilities	12,642,258	52,896,054

Partners’ Capital:
General Partner, 0.0000 unit equivalents at September 30, 2011 and December 31, 2010	0	0
Limited Partners, 150,008.7601 and 293,086.2072 units outstanding at September 30, 2011 and December 31, 2010, respectively	313,640,257	528,735,257

Total liabilities and partners’ capital	$326,282,515	$581,631,311

Net asset value per unit	$2,090.81	$1,804.03

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
CMF SandRidge Master Fund L.P.
Condensed Schedule of Investments
September 30, 2011
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures and Exchange-Cleared Swap Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Nov. 11 - Dec. 13	3,465	$(11,184,733)	(3.56)%
NYMEX Henry Hub Natural Gas Swap Jan. 12 - Oct. 12	3,776	(15,639,810)	(4.99)
NYMEX Henry Hub Natural Gas Mar. 12 - April 12	1,648	(8,342,691)	(2.66)

Total futures and exchange-cleared swap contracts purchased		(35,167,234)	(11.21)

Futures and Exchange-Cleared Swap Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap Jan. 12 - April 12	1,115	1,325,958	0.42
NYMEX Henry Hub Natural Gas Swap Nov. 11 - Dec. 13	5,196	11,196,820	3.57
NYMEX Henry Hub Natural Gas Nov. 11 - Oct. 12	1,968	10,071,637	3.21

Total futures and exchange-cleared swap contracts sold		22,594,415	7.20

Options Purchased
Puts
Energy	1,292	3,401,767	1.09

Total options purchased		3,401,767	1.09

Net fair value		$(9,171,052)	(2.92)%

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2011
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

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
CMF SandRidge Master Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment Income:
Interest income	$9,041	$165,057	$105,844	$434,888

Expenses:
Clearing fees	84,438	358,867	445,645	1,115,028
Professional fees	78,361	105,988	244,450	269,830

Total expenses	162,799	464,855	690,095	1,384,858

Net investment income (loss)	(153,758)	(299,798)	(584,251)	(949,970)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	9,589,655	(30,452,125)	4,877,499	(93,310,838)
Change in net unrealized gains (losses) on open contracts	8,604,047	(12,482,832)	43,445,429	(33,807,709)

Total trading results	18,193,702	(42,934,957)	48,322,928	(127,118,547)

Net income (loss)	18,039,944	(43,234,755)	47,738,677	(128,068,517)
Subscriptions — Limited Partners	1,219,776	26,467,000	9,315,882	191,075,500
Redemptions — Limited Partners	(23,653,593)	(66,297,605)	(272,043,715)	(152,206,632)
Distribution of interest income to feeder funds	(9,041)	(165,057)	(105,844)	(434,888)

Net increase (decrease) in Partners’ capital	(4,402,914)	(83,230,417)	(215,095,000)	(89,634,537)
Partners’ Capital, beginning of period	318,043,171	678,505,373	528,735,257	684,909,493

Partners’ Capital, end of period	$313,640,257	$595,274,956	$313,640,257	$595,274,956

Net asset value per unit (150,008.7601 and 326,111.0440 units outstanding at September 30, 2011 and 2010, respectively)	$2,090.81	$1,825.38	$2,090.81	$1,825.38

Net income (loss) per unit*	$117.17	$(130.16)	$287.27	$(374.85)

Weighted average units outstanding	157,297.3395	341,894.4623	201,795.0028	341,821.0612

*	Based on change in net asset value per unit.

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
2. Financial Highlights:
     Changes in the net asset value per unit for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) allocated from Master*	$66.60	$(106.82)	$159.69	$(315.28)
Interest income allocated from Master	0.04	0.36	0.34	0.93
Expenses and allocation to Special Limited Partner**	(9.48)	(8.58)	(26.90)	(29.10)

Increase (decrease) for the period	57.16	(115.04)	133.13	(343.45)
Net asset value per unit, beginning of period	1,343.06	1,417.32	1,267.09	1,645.73

Net asset value per unit, end of period	$1,400.22	$1,302.28	$1,400.22	$1,302.28

*	Includes Partnership brokerage fees and clearing fees allocated from Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from Master and includes allocation to Special Limited Partner, if any.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(6.6)%	(6.5)%	(6.7)%	(6.6)%

Operating expenses	6.7%	6.6%	6.8%	6.7%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses and allocation to Special Limited Partner	6.7%	6.6%	6.8%	6.7%

Total return:
Total return before allocation to Special Limited Partner	4.3%	(8.1)%	10.5%	(20.9)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	4.3%	(8.1)%	10.5%	(20.9)%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
Financial Highlights of the Master:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses)*	$117.62	$(130.35)	$288.15	$(375.32)
Interest income	0.06	0.49	0.49	1.28
Expenses **	(0.51)	(0.30)	(1.37)	(0.81)

Increase (decrease) for the period	117.17	(130.16)	287.27	(374.85)
Distribution of interest income to feeder funds	(0.06)	(0.49)	(0.49)	(1.28)
Net asset value per unit, beginning of period	1,973.70	1,956.03	1,804.03	2,201.51

Net asset value per unit, end of period	$2,090.81	$1,825.38	$2,090.81	$1,825.38

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Ratios to average net assets:***
Net investment income (loss) ****	(0.2)%	(0.2)%	(0.2)%	(0.2)%

Operating expenses	0.2%	0.3%	0.2%	0.3%

Total return	5.9%	(6.7)%	15.9%	(17.1)%

***	Annualized.

****	Interest income less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2011
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
      All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures and exchange cleared swap contracts traded during the three months ended September 30, 2011 and 2010, were 20,308 and 152,307, respectively. The monthly average number of futures and exchange-cleared swap contracts traded during the nine months ended September 30, 2011 and 2010, were 44,108 and 176,126, respectively. The monthly average number of options contracts traded during the three months ended September 30, 2011 and 2010, were 3,920 and 2,101, respectively. The monthly average number of options contracts traded during the nine months ended September 30, 2011 and 2010, were 4,698 and 1,762, respectively.
     The following tables indicate the gross fair values of derivative instruments of futures, exchange-cleared swap and option contracts as separate assets and liabilities as of September 30, 2011 and December 31, 2010.

	September 30, 2011
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$22,594,415

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$22,594,415

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(35,167,234)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(35,167,234)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(12,572,819	)*

* This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.

Assets
Options Purchased
Energy	$3,401,767

Total options purchased	$3,401,767	**

**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2011
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
     The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Sector	2011		2010		2011		2010
Energy	$18,193,702		$(42,934,957)		$48,322,928		$(127,118,547)

Total	$18,193,702	****	$(42,934,957	)****	$48,322,928	****	$(127,118,547	)****

****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partner’s Capital.
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
September 30, 2011
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
     The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Master	$305,405,765	$—	$305,405,765	$—

Net fair value	$305,405,765	$—	$305,405,765	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Master	$402,350,613	$—	$402,350,613	$—

Net fair value	$402,350,613	$—	$402,350,613	$—

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
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2011 and December 31, 2010, the Master did not hold any derivative instruments for which market quotations are not readily available and were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Futures and Exchange-Cleared Swaps	$22,594,415	$22,594,415	$—	$—
Options purchased	3,401,767	3,401,767	—	—

Total assets	25,996,182	25,996,182	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$35,167,234	$35,167,234	$—	$—

Total liabilities	35,167,234	35,167,234	—	—

Total fair value	$(9,171,052)	$(9,171,052)	$—	$—

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2010*	(Level 1)	(Level 2)	(Level 3)
Assets
Futures and Exchange-Cleared Swaps	$69,685,031	$69,685,031	$—	$—
Options purchased	2,303,244	2,303,244	—	—

Total assets	71,988,275	71,988,275	—	—

Liabilities
Futures and Exchange-Cleared Swaps	$122,453,246	$122,453,246	$—	$—
Options premium received	24,250	24,250	—	—

Total liabilities	122,477,496	122,477,496	—	—

Total fair value	$(50,489,221)	$(50,489,221)	$—	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.
5. Financial Instrument Risks:
     In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures, swaps and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk as CGM or a CGM affiliate is the sole counterparty or broker with

Bristol Energy Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.
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
     GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and the level of activity in the Partnership’s Level 2 assets and liabilities.
     The Partnership and the Master will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2011 and December 31, 2010, the Master did not hold any derivative instruments for which market quotations are not readily available and were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
September 30, 2011
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
     The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.
     Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
     Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.
     In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership is currently evaluating the impact that this proposed update would have on the financial statements.
     Net Income (loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
     The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2011.
     The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.
      For the nine months ended September 30, 2011, the Partnership’s capital decreased 20.4% from $378,107,253 to $300,824,843. This decrease was attributable to the redemption of 90,403.4308 Redeemable Units totaling $115,664,903 and 411.9909 General Partner unit equivalents totaling $525,000, which was partially offset by the subscriptions of 7,250.1259 Redeemable Units totaling $9,315,802, coupled with a net income from operations of $29,591,691. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
     The Master’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on futures trading, interest income, expenses, redemptions of units and distributions of profits, if any.
      For the nine months ended September 30, 2011, the Master’s capital decreased 40.7% from $528,735,257 to $313,640,257. This decrease was attributable to the redemption of 148,105.2323 units totaling $272,043,715 and distribution of interest income to feeder funds totaling $105,844, which was partially offset by the subscriptions of 5,027.7852 units totaling $9,315,882, coupled with a net income from operations of $47,738,677. Future redemptions can impact the amount of funds available for investments in commodity positions in subsequent periods.
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

Results of Operations
     During the Partnership’s third quarter of 2011, the net asset value per unit increased 4.3% from $1,343.06 to $1,400.22 as compared to a decrease of 8.1% in the third quarter of 2010. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2011 of $17,659,940. Gains were primarily from the Master Fund’s trading of commodity futures and options in NYMEX Natural Gas and was partially offset by ICE Natural Gas. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the third quarter of 2010 of $31,528,963. Losses were primarily attributable to the trading of futures and options in NYMEX Natural Gas and ICE Natural Gas.
     The Partnership profited in July as gains were recorded from short futures positions in the front-end of the natural gas curve given a series of bearish Energy Information Administration (“EIA”) storage injection reports. Further gains were recorded by the Partnership during August as short futures positions in the front-end of the natural gas curve continued to profit as prices declined amid increased supply throughout the United States, despite warmer than normal temperatures in the Southeast and Southwest part of the country. Natural gas prices in the front-end of the curve declined from approximately $4.500 in July to $3.853 in August. Finally, the Partnership recorded additional profits as short futures positions in the front-end of the natural gas curve continued to profit from a price decline. Natural gas prices in the front-end of the curve fell in September from $4.097 to $3.666 towards the end of the month.
     During the nine months ended September 30, 2011 the net asset value per unit increased 10.5% from $1,267.09 to $1,400.22 as compared to a decrease of 20.9% during the nine months ended September 30, 2010. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees for the nine months ended September 30, 2011 of $45,328,872. Gains were primarily attributable to the trading of commodity futures and options in NYMEX Natural Gas and was partially offset by ICE Natural Gas. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees for the nine months ended September 30, 2010 of $90,369,805. Losses were primarily attributable to the trading of futures and options in NYMEX Natural Gas and ICE Natural Gas.
     Several significant price movements within the natural gas market, throughout the first half of the year helped to increase price volatility. In addition, an abnormally colder winter in the mid-continent and West Coast of the United States, as well as a very warm spring, helped to generate intermittent volatility within the natural gas market, as there were several short-term demand spikes due to the unpredictability of the weather. Bearish positioning in the front-end of the natural gas curve during May and June generated the largest gains for the Partnership. May saw a sharp reversal in natural gas prices as the spot price fell from a high of $4.739 to a low of $4.111 in the front-end of the natural gas curve as weather patterns normalized and remained relatively mild across the United States, which helped the Partnership generate positive returns. June saw similar patterns as those in May albeit with warmer weather. Bearish positioning in the front-end of the natural gas curve were able to generate significant profits during June as prices traded lower intra-month to $4.671 after a disappointing demand number was released. Prices eventually fell to $4.150 later in June due to significant selling pressure. Further gains were recorded as short futures positions in the front-end of the natural gas curve profited from price declines during the third quarter. Bearish storage injection numbers from the EIA helped natural gas prices lower during this time period, thus the Partnership profited from short natural gas futures positions. A portion of these gains was offset by losses in March as short futures positions in the front-end of the natural gas curve incurred losses as prices rose amidst a very cold end to winter throughout the United States.
     Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership (and the Master) depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership (and the Master) expects to increase capital through operations.
     Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and nine months ended September 30, 2011 decreased by $112,169 and $220,547, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is due to lower average net assets and lower U.S. Treasury bill rates during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Master account and upon interest rates over which the Partnership, the Master and CGM have no control.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2011 decreased by $1,253,172 and $4,594,904, respectively, as compared to the corresponding periods in 2010. The decrease in brokerage fees is due to lower average net assets during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010.
     Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and nine months ended September 30, 2011 decreased by $666,731 and $2,443,372, respectively, as compared to the corresponding periods in 2010. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010.

     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and nine months ended September 30, 2011 decreased by $166,683 and $610,844, respectively, as compared to the corresponding periods in 2010. The decrease in administrative fees is due to lower average net assets during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010.
     Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three and nine months ended September 30, 2011 and 2010, respectively. The Advisor will not earn a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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
     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
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
     Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2011 and December 31, 2010, and the highest, lowest and average values during the three months ended September 30, 2011, and during the twelve months ended December 31, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. As of September 30, 2011, the Master’s total capitalization was $313,640,257 and the Partnership owned approximately 97.4% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2011 was as follows:
September 30, 2011

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$7,571,027	2.41%	$14,337,593	$6,832,784	$9,875,067

Total	$7,571,027	2.41%

*	Average of month-end Values at Risk.

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
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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
     There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
Subprime-Mortgage Related Actions
On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     For the three months ended September 30, 2011, there were subscriptions of 892.3995 Redeemable Units totaling $1,219,776. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D.
     Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, swaps and forwards contracts.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable Units	Dollar Value) of
			Purchased as Part	Redeemable Units that
	(a) Total Number	(b) Average	of Publicly	May Yet Be
	of Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2011 - July 31, 2011	3,577.4651	$1,373.12	N/A	N/A
August 1, 2011 - August 31, 2011	3,256.4382	$1,384.31	N/A	N/A
September 1, 2011 - September 30, 2011	2,186.4458	$1,400.22	N/A	N/A
	9,020.3491	$1,383.73

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the last day of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.
Item 3. Defaults Upon Senior Securities — None
Item 4. [Removed and Reserved]
Item 5. Other Information — None

Item 6. Exhibits
Exhibit

3.1	(a)	Certificate of Limited Partnership dated April 15, 2005 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership Agreement dated September 2, 2011 (filed as Exhibit 3.1(f) to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2		Third Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 27, 2010 and incorporated herein by reference).

10.1	(a)	Advisory Agreement among the Partnership, the General Partner and SandRidge Capital, L.P. (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Letter from the General Partner to SandRidge Capital, L.P. extending the Advisory Agreement through June 30, 2011 (filed as Exhibit 10.1(b) to the Annual Report on Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.2	(a)	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Addendum to the Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3		Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM and MSSB (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.4		Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

31.1		Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2		Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).

32.1		Section 1350 Certification (Certification of President and Director).

32.2		Section 1350 Certification (Certification of Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL ENERGY FUND L.P.
By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: November 14, 2011

By:	/s/ Brian Centner
Brian Centner
Chief Financial Officer (Principal Accounting Officer)

Date: November 14, 2011