Form 10-Q
period 2012-03-31
BRISTOL ENERGY FUND LP
filed 2012-05-15
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐ No ☑

As of April 30, 2012, 196,022.3252 Limited Partnership Redeemable Units were outstanding.

BRISTOL ENERGY FUND L.P.

FORM 10-Q

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

PART I

Item 1. Financial Statements

Bristol Energy Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2012	December 31, 2011
Assets:
Investment in Master, at fair value	$329,990,672	$290,607,238
Cash	272,554	226,388

Total assets	$330,263,226	$290,833,626

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$1,032,073	$908,855
Management fees	548,388	482,943
Administrative fees	137,097	120,736
Other	198,146	158,755
Redemptions payable	6,888,930	3,436,028

Total liabilities	8,804,634	5,107,317

Partners’ Capital:
General Partner, 2,647.2615 unit equivalents outstanding at March 31, 2012 and December 31, 2011	4,245,440	3,682,182
Special Limited Partner, 800.7772 Redeemable Units outstanding at March 31, 2012 and December 31, 2011	1,284,214	1,113,833
Limited Partners, 196,999.3779 and 201,971.5156 Redeemable Units outstanding at March 31, 2012 and December 31, 2011, respectively	315,928,938	280,930,294

Total partners’ capital	321,458,592	285,726,309

Total liabilities and partners’ capital	$330,263,226	$290,833,626

Net asset value per unit	$1,603.71	$1,390.94

See accompanying notes to financial statements.

Bristol Energy Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Investment Income:
Interest income allocated from Master	$23,817	$67,639

Expenses:
Expenses allocated from Master	251,675	271,083
Brokerage fees	2,841,873	3,244,641
Management fees	1,510,035	1,724,602
Administrative fees	377,509	431,150
Other	83,491	87,027

Total expenses	5,064,583	5,758,503

Net investment income (loss)	(5,040,766)	(5,690,864)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	29,768,498	1,388,191
Change in net unrealized gains (losses) on open contracts allocated from Master	18,841,819	11,157,465

Total trading results allocated from Master	48,610,317	12,545,656

Net income (loss)	43,569,551	6,854,792
Subscriptions — Limited Partners	5,201,000	5,791,925
Redemptions — Limited Partners	(13,038,268)	(77,957,214)

Net increase (decrease) in Partners’ Capital	35,732,283	(65,310,497)
Partners’ Capital, beginning of period	285,726,309	378,107,253

Partners’ Capital, end of period	$321,458,592	$312,796,756

Net asset value per unit (200,447.4166 and 241,246.8691 units outstanding at March 31, 2012 and 2011, respectively)	$1,603.71	$1,296.58

Net income (loss) per unit*	$212.77	$29.49

Weighted average units outstanding	205,751.7924	268,731.6341

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Bristol Energy Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

1. General:

Bristol Energy Fund L.P. (the “Partnership”), is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of commodity interests, including options, commodity futures contracts, forwards and swaps contracts on exchanges and markets located in the United States and abroad. The Master (as defined below) may enter into swap and derivative contracts on energy related products. The commodity interests that are traded by the Partnership, through its investment in the Master, are volatile and involve a high degree of market risk. During the initial offering period the Partnership sold 11,925 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of March 31, 2012, all trading decisions for the Partnership are made by the Advisor (defined below).

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2012.

At March 31, 2012 and December 31, 2011, the Partnership owned approximately 98.1% and 98.0%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustment, necessary for a fair statement of the Partnership’s financial condition at March 31, 2012 and December 31, 2011, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

Bristol Energy Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

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

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2012 and December 31, 2011 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2012 and 2011 are presented below:

CMF SandRidge Master Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2012	December 31, 2011
Assets:
Equity in trading account:
Cash	$314,206,114	$300,431,661
Cash margin	7,304,993	3,206,567
Net unrealized appreciation on open futures and exchange-cleared swap contracts	8,810,327	—
Options purchased, at fair value (cost $3,071,650 and $70,380 at March 31, 2012 and December 31, 2011, respectively)	6,305,839	276

Total assets	$336,627,273	$303,638,504

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange-cleared swap contracts	$—	$7,086,968
Accrued expenses:
Professional fees	114,501	105,784

Total liabilities	114,501	7,192,752

Partners’ Capital:
General Partner, 0.0000 unit equivalents at March 31, 2012 and December 31, 2011	—	—
Limited Partners, 136,117.4500 and 140,469.0325 units outstanding at March 31, 2012 and December 31, 2011, respectively	336,512,772	296,445,752

Total liabilities and partners’ capital	$336,627,273	$303,638,504

Net asset value per unit	$2,472.22	$2,110.40

Bristol Energy Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

CMF SandRidge Master Fund L.P.

Condensed Schedule of Investments

March 31, 2012

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures and Exchange-Cleared Swap Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap May. 12 - Dec. 13	5,087	$(10,836,730)	(3.22)%
NYMEX Henry Hub Natural Gas Jan. 13 - Jan. 14	4,905	(10,007,464)	(2.97)
Other	11,154	(1,698,007)	(0.51)

Total futures and exchange-cleared swap contracts purchased		(22,542,201)	(6.70)

Futures and Exchange-Cleared Swap Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap Oct. 12	3,795	4,097,400	1.22
NYMEX Henry Hub Natural Gas Swap May 12 - Dec. 13	6,248	7,221,520	2.15
NYMEX Henry Hub Natural Gas May 12 - Oct. 13	5,590	20,008,633	5.95
Other	333	24,975	0.00 *

Total futures and exchange-cleared swap contracts sold		31,352,528	9.32

Options Purchased
Puts
Energy	4,850	6,235,615	1.85
Calls
Energy	462	70,224	0.02

Total options purchased		6,305,839	1.87

Net fair value		$15,116,166	4.49%

*	Due to rounding.

Bristol Energy Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

CMF SandRidge Master Fund L.P.

Condensed Schedule of Investments

December 31, 2011

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures and Exchange-Cleared Swap Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Feb. 12 - Dec. 13	2,408	$(10,638,392)	(3.59)%
NYMEX Henry Hub Natural Gas Swap Oct. 12	1,448	(7,610,660)	(2.56)
NYMEX Henry Hub Natural Gas Dec. 13	158	(235,956)	(0.08)

Total futures and exchange-cleared swap contracts purchased		(18,485,008)	(6.23)

Futures and Exchange-Cleared Swap Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap April 12	164	272,060	0.09
NYMEX Henry Hub Natural Gas Swap Feb. 12 - Dec. 13	2,788	9,639,450	3.25
NYMEX Henry Hub Natural Gas Feb. 12 - Apr. 12	429	1,486,530	0.50

Total futures and exchange-cleared swap contracts sold		11,398,040	3.84

Options Purchased
Call
Energy	184	276	0.00 *

Total Options purchased		276	0.00 *

Net fair value		$(7,086,692)	(2.39)%

*	Due to rounding

Bristol Energy Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

CMF SandRidge Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Investment Income:
Interest income	$24,284	$84,997

Expenses:
Clearing fees	178,776	249,406
Professional fees	77,752	85,696

Total expenses	256,528	335,102

Net investment income (loss)	(232,244)	(250,105)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	30,367,626	(1,741,536)
Change in net unrealized gains (losses) on open contracts	19,201,588	16,784,609

Total trading results	49,569,214	15,043,073

Net income (loss)	49,336,970	14,792,968
Subscriptions — Limited Partners	5,701,000	5,791,925
Redemptions — Limited Partners	(14,946,666)	(171,039,372)
Distribution of interest income to feeder funds	(24,284)	(84,997)

Net increase (decrease) in Partners’ capital	40,067,020	(150,539,476)
Partners’ Capital, beginning of period	296,445,752	528,735,257

Partners’ Capital, end of period	$336,512,772	$378,195,781

Net asset value per unit (136,117.4500 and 201,675.8845 units outstanding at March 31, 2012 and 2011, respectively)	$2,472.22	$1,875.27

Net income (loss) per unit*	$362.00	$71.60

Weighted average units outstanding	139,775.0025	264,102.7667

*	Based on change in net asset value per unit.

Bristol Energy Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Net realized and unrealized gains (losses)*	$222.60	$37.85
Interest income allocated from Master	0.12	0.25
Expenses and allocation to Special Limited Partner**	(9.95)	(8.61)

Increase (decrease) for the period	212.77	29.49
Net asset value per unit, beginning of period	1,390.94	1,267.09

Net asset value per unit, end of period	$1,603.71	$1,296.58

*	Includes brokerage fees.

**	Excludes brokerage fees and includes allocation to Special Limited Partner, if any.

	Three Months Ended March 31,
	2012	2011***
Ratios to average net assets:****
Net investment income (loss)	(6.9)%	(6.9)%
Allocation to Special Limited Partner	—%	—%

Net investment income (loss) before allocation to Special Limited Partner*****	(6.9)%	(6.9)%

Operating expenses	6.9%	7.0%
Allocation to Special Limited Partner	—%	—%

Total expenses and allocation to Special Limited Partner	6.9%	7.0%

Total return:
Total return before allocation to Special Limited Partner	15.3%	2.3%
Allocation to Special Limited Partner	—%	—%

Total return after allocation to Special Limited Partner	15.3%	2.3%

***	The ratios are shown net and gross of allocation to Special Limited Partner, if any, to conform to current year presentation.

****	Annualized (except for allocation to Special Limited Partner, if applicable).

*****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Bristol Energy Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended March 31,
	2012	2011
Net realized and unrealized gains (losses)*	$362.39	$71.61
Interest income	0.18	0.36
Expenses **	(0.57)	(0.37)

Increase (decrease) for the period	362.00	71.60
Distribution of interest income to feeder funds	(0.18)	(0.36)
Net asset value per unit, beginning of period	2,110.40	1,804.03

Net asset value per unit, end of period	$2,472.22	$1,875.27

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended March 31,
	2012	2011
Ratios to average net assets:***
Net investment income (loss) ****	(0.3)%	(0.2)%

Operating expenses	0.3%	0.3%

Total return	17.1%	4.0%

***	Annualized.

****	Interest income less total expenses.

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

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures contracts and exchange-cleared swap contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swap contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet”, has been met.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures and exchange cleared swap contracts traded during the three months ended March 31, 2012 and 2011, were 36,415 and 69,633, respectively. The monthly average number of options contracts traded during the three months ended March 31, 2012 and 2011, were 3,356 and 4,710, respectively.

Bristol Energy Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, exchange-cleared swap and option contracts as separate assets and liabilities as of March 31, 2012 and December 31, 2011.

March 31, 2012
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$31,916,089

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$31,916,089

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(23,105,762)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(23,105,762)

Net unrealized appreciation on open futures and exchange-cleared swap contracts	$8,810,327 *

*	This amount is in “Net unrealized appreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.

Assets
Options Purchased
Energy	$6,305,839

Total options purchased	$6,305,839	**

**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

	December 31, 2011
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$11,398,040

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$11,398,040

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(18,485,008)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(18,485,008)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(7,086,968	)***

***	This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.

Assets
Options Purchased
Energy	$276

Total options purchased	$276	****

****	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

Bristol Energy Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
Sector	2012		2011
Energy	$49,569,214		$15,043,073

Total	$49,569,214	*****	$15,043,073	*****

*****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partner’s Capital.

4. Fair Value Measurements:

Partnership’s Investments. The Partnership values its investment in the Master at the net asset value per unit as calculated by the Master. The Master values its investments as described in Note 2 of the Master’s notes to the annual financial statements as of December 31, 2011.

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the quarter ended March 31, 2012.

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$329,990,672	$—	$329,990,672	$—

Net fair value	$329,990,672	$—	$329,990,672	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$290,607,238	$—	$290,607,238	$—

Net fair value	$290,607,238	$—	$290,607,238	$—

Bristol Energy Fund L.P.

Notes to Financial Statements

March 31, 2012

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

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2012 and December 31, 2011, the Master did not hold any derivative instruments for which market quotations are not readily available and were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the period January 1, 2012 to March 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures and Exchange-Cleared Swaps	$31,916,089	$31,916,089	$—	$—
Options purchased	6,305,839	6,305,839	—	—

Total assets	$38,221,928	$38,221,928	$—	$—

Liabilities
Futures and Exchange-Cleared Swaps	$23,105,762	$23,105,762	$—	$—

Total liabilities	23,105,762	23,105,762	—	—

Net fair value	$15,116,166	$15,116,166	$—	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures and Exchange-Cleared Swaps	$11,398,040	$11,398,040	$—	$—
Options purchased	276	276	—	—

Total assets	$11,398,316	$11,398,316	$—	$—

Liabilities
Futures and Exchange-Cleared Swaps	$18,485,008	$18,485,008	$—	$—

Total liabilities	18,485,008	18,485,008	—	—

Net fair value	$(7,086,692)	$(7,086,692)	$—	$—

Bristol Energy Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

5. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures, swaps and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

Bristol Energy Fund L.P.

Notes to Financial Statements

March 31, 2012

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

Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in Note 2 of the Master’s financial statements as of December 31, 2011.

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

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2012 and December 31, 2011, the Master did not hold any derivative instruments for which market quotations are not readily available and were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

Bristol Energy Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

Options. The Master may purchase and write (sell), both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Master’s Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Master’s Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

Net Income (loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts, consisting of cash and cash equivalents, net unrealized appreciation on open futures and exchange-cleared swap contracts and options purchased, at fair value. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2012.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2012, Partnership capital increased 12.5% from $285,726,309 to $321,458,592. This increase was attributable to a net gain from operations of $43,569,551 coupled with the additional subscriptions of 3,729.0362 Redeemable Units totaling $5,201,000, which was partially offset by the redemption of 8,701.1739 Redeemable Units totaling $13,038,268. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on futures trading, interest income, expenses, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2012, the Master’s capital increased 13.5% from $296,445,752 to $336,512,772. This increase was attributable to a net gain from operations of $49,336,970 coupled with the additional subscriptions of 2,680.7570 units totaling $5,701,000, which was partially offset by the redemption of 7,032.3395 units totaling $14,946,666 and distribution of interest income to feeder funds totaling $24,284. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2012, the net asset value per unit increased 15.3% from $1,390.94 to $1,603.71 as compared to an increase of 2.3% in the first quarter of 2011. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and expenses in the first quarter of 2012 of $48,610,317. Gains were primarily attributable to the Master’s trading of commodity futures and other derivatives of NYMEX Natural Gas and were partially offset by losses in ICE Natural Gas. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and expenses in the first quarter of 2011 of $12,545,656. Gains were primarily from the Master trading of commodity futures and other derivatives of NYMEX Natural Gas and ICE Natural Gas.

The most significant gains were recorded during March from short futures positions in natural gas as prices fell due to the unseasonably warm end to the winter season, thus weakening demand for the commodity. Additional gains were recorded during January and February from short futures positions in natural gas as prices declined during the end of the month due to significant increases in production and “soft” demand.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three months ended March 31, 2012 decreased by $43,822, as compared to the corresponding period in 2011. The decrease in interest income is due to lower average net assets and lower U.S. Treasury bill rates during the three months ended March 31, 2012, as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Master account and upon interest rates over which the Partnership, the Master and CGM have no control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2012 decreased by $402,768, as compared to the corresponding period in 2011. The decrease in brokerage fees is due to lower average net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2012 decreased by $214,567, as compared to the corresponding period in 2011. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three months ended March 31, 2012 decreased by $53,641, as compared to the corresponding period in 2011. The decrease in administrative fees is due to lower average net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three months ended March 31, 2012 and 2011, respectively. The Advisor will not earn a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2012 and December 31, 2011, and the highest, lowest and average value during the three months ended March 31, 2012, and during the twelve months ended December 31, 2011. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

As of March 31, 2012, the Master’s total capitalization was $336,512,772 and the Partnership owned approximately 98.1% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2012 was as follows:

March 31, 2012

			Three months ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$10,774,354	3.20%	$61,733,650	$2,425,471	$14,120,025

Total	$10,774,354	3.20%

*	Average of month-end Values at Risk.

As of December 31, 2011, the Master’s total capitalization was $296,445,752 and the Partnership owned approximately 98.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2011 was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There are no material legal proceedings pending against the Partnership and the General Partner.

Subprime Mortgage-Related Litigation and Other Matters

On March 15, 2012, the United States Court of Appeals for the Second Circuit granted a stay of the district court proceedings pending resolution of the appeals in SEC v. CGMI. Additional information relating to this matter is publicly available in court filings under docket numbers 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.) and 11-5227 (2d Cir.).

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2012, there were subscriptions of 3,729.0362 Redeemable Units totaling $5,201,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, swaps and forwards contracts and any other interests pertaining thereto, including interests in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 - January 31, 2012	2,205.8506	$1,392.30	N/A	N/A
February 1, 2012 - February 29, 2012	2,199.7026	$1,399.34	N/A	N/A
March 1, 2012 - March 31, 2012	4,295.6207	$1,603.71	N/A	N/A
	8,701.1739	$1,498.45

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures — None.

Item 5. Other Information — None.

Item 6. Exhibits

Exhibit

3.1 (a)	Certificate of Limited Partnership dated April 15, 2005 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership Agreement dated September 2, 2011 (filed as Exhibit 3.1(f) to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	Third Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 27, 2010 and incorporated herein by reference).

10.1 (a)	Advisory Agreement among the Partnership, the General Partner and SandRidge Capital, L.P. (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Letter from the General Partner to SandRidge Capital, L.P. extending the Advisory Agreement through June 30, 2012 (filed as Exhibit 10.1(b) to the Annual Report on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.2 (a)	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Addendum to the Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3	Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM and MSSB (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL ENERGY FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: May 15, 2012

By:	/s/ Brian Centner
Brian Centner
Chief Financial Officer (Principal Accounting Officer)

Date: May 15, 2012