Form 10-Q
period 2012-09-30
BRISTOL ENERGY FUND LP
filed 2012-11-14
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐ No ☑

As of October 31, 2012, 192,453.7857 Limited Partnership Redeemable Units were outstanding.

BRISTOL ENERGY FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Bristol Energy Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2012	December 31, 2011
Assets:
Investment in Master, at fair value	$290,025,047	$290,607,238
Cash	228,343	226,388

Total assets	$290,253,390	$290,833,626

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$907,042	$908,855
Management fees	482,026	482,943
Administrative fees	120,507	120,736
Other	130,581	158,755
Redemptions payable	4,598,984	3,436,028

Total liabilities	6,239,140	5,107,317

Partners’ Capital:
General Partner, 2,166.2615 and 2,647.2615 unit equivalents outstanding at September 30, 2012 and December 31, 2011, respectively	3,143,375	3,682,182
Special Limited Partner, 800.7772 Redeemable Units outstanding at September 30, 2012 and December 31, 2011	1,161,976	1,113,833
Limited Partners, 192,762.4045 and 201,971.5156 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively	279,708,899	280,930,294

Total partners’ capital	284,014,250	285,726,309

Total liabilities and partners’ capital	$290,253,390	$290,833,626

Net asset value per unit	$1,451.06	$1,390.94

See accompanying notes to financial statements.

Bristol Energy Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Income:
Interest income allocated from Master	$37,838	$8,767	$96,701	$87,559

Expenses:
Expenses allocated from Master	247,271	158,044	679,242	611,688
Brokerage fees	2,802,322	2,875,383	8,659,896	8,971,503
Management fees	1,489,109	1,528,147	4,601,413	4,768,401
Administrative fees	372,278	382,037	1,150,354	1,192,100
Other	15,442	98,605	159,830	281,048

Total expenses	4,926,422	5,042,216	15,250,735	15,824,740

Net investment income (loss)	(4,888,584)	(5,033,449)	(15,154,034)	(15,737,181)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	(8,366,454)	9,316,811	37,290,934	8,147,034
Change in net unrealized gains (losses) on open contracts allocated from Master	(10,491,973)	8,343,129	(9,009,485)	37,181,838

Total trading results allocated from Master	(18,858,427)	17,659,940	28,281,449	45,328,872

Net income (loss)	(23,747,011)	12,626,491	13,127,415	29,591,691
Subscriptions — Limited Partners	7,500,426	1,219,776	18,650,279	9,315,802
Redemptions — Limited Partners	(11,530,296)	(12,481,714)	(32,789,018)	(115,664,903)
Redemptions — General Partner	(700,735)	0	(700,735)	(525,000)

Net increase (decrease) in Partners’ Capital	(28,477,616)	1,364,553	(1,712,059)	(77,282,410)
Partners’ Capital, beginning of period	312,491,866	299,460,290	285,726,309	378,107,253

Partners’ Capital, end of period	$284,014,250	$300,824,843	$284,014,250	$300,824,843

Net asset value per unit (195,729.4432 and 214,840.8710 units outstanding at September 30, 2012 and 2011, respectively)	$1,451.06	$1,400.22	$1,451.06	$1,400.22

Net income (loss) per unit*	$(119.09)	$57.16	$60.12	$133.13

Weighted average units outstanding	199,997.4452	220,091.1045	202,081.1754	241,170.6807

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Bristol Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

1. General:

Bristol Energy Fund L.P. (the “Partnership”), is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of commodity interests, including options, commodity futures contracts, forward and swap contracts on exchanges and markets located in the United States and abroad. The Master (as defined below) may enter into swap and derivative contracts on energy related products. The commodity interests that are traded by the Partnership, through its investment in the Master, are volatile and involve a high degree of market risk. The Partnership commenced trading on September 6, 2005. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of September 30, 2012, all trading decisions for the Partnership are made by the Advisor (defined below).

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2012.

At September 30, 2012 and December 31, 2011, the Partnership owned approximately 98.5% and 98.0%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustment, necessary for a fair statement of the Partnership’s financial condition at September 30, 2012 and December 31, 2011, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

Bristol Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

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

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2012 and December 31, 2011 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2012 and 2011 are presented below:

CMF SandRidge Master Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2012	December 31, 2011
Assets:
Equity in trading account:
Cash	$284,706,975	$300,431,661
Cash margin	24,949,338	3,206,567
Options purchased, at fair value (cost $4,490,370 and $70,380 at September 30, 2012 and December 31, 2011, respectively)	1,657,522	276

Total assets	$311,313,835	$303,638,504

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange-cleared swap contracts	$13,879,298	$7,086,968
Options premium received, at fair value (premium $3,516,775 and $0 at September 30, 2012 and December 31, 2011, respectively)	2,976,880	0
Accrued expenses:
Professional fees	53,044	105,784

Total liabilities	16,909,222	7,192,752

Partners’ Capital:
General Partner, 0.0000 unit equivalents at September 30, 2012 and December 31, 2011	0	0
Limited Partners, 127,558.7228 and 140,469.0325 units outstanding at September 30, 2012 and December 31, 2011, respectively	294,404,613	296,445,752

Total liabilities and partners’ capital	$311,313,835	$303,638,504

Net asset value per unit	$2,307.99	$2,110.40

Bristol Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

CMF SandRidge Master Fund L.P.

Condensed Schedule of Investments

September 30, 2012

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures and Exchange-Cleared Swap Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Nov. 12 - Jan. 14	6,708	$(2,186,550)	(0.74)%
NYMEX Henry Hub Natural Gas Swap Jan. 13 - Jan. 14	9,496	6,668,540	2.27
NYMEX Henry Hub Natural Gas Dec. 12 - Jan. 14	4,960	10,548,194	3.58

Total futures and exchange-cleared swap contracts purchased		15,030,184	5.11

Futures and Exchange-Cleared Swap Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap Apr. 13	3,030	(1,528,500)	(0.52)
NYMEX Henry Hub Natural Gas Swap Nov. 12 - Dec. 13	8,772	(3,003,800)	(1.02)
NYMEX Henry Hub Natural Gas Nov. 12 - Apr. 13	10,225	(24,377,182)	(8.28)

Total futures and exchange-cleared swap contracts sold		(28,909,482)	(9.82)

Options Purchased
Puts
Energy	7,204	1,657,522	0.56

Total options purchased		1,657,522	0.56

Options Premium Received
Calls
Energy	3,140	(2,976,880)	(1.01)

Total options premium received		(2,976,880)	(1.01)

Net fair value		$(15,198,656)	(5.16)%

Bristol Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

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

Bristol Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

CMF SandRidge Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Income:
Interest income	$38,423	$9,041	$98,270	$105,844

Expenses:
Clearing fees	168,427	84,438	451,202	445,645
Professional fees	82,723	78,361	239,455	244,450

Total expenses	251,150	162,799	690,657	690,095

Net investment income (loss)	(212,727)	(153,758)	(592,387)	(584,251)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(8,488,249)	9,589,655	38,020,651	4,877,499
Change in net unrealized gains (losses) on open contracts	(10,590,003)	8,604,047	(9,015,179)	43,445,429

Total trading results	(19,078,252)	18,193,702	29,005,472	48,322,928

Net income (loss)	(19,290,979)	18,039,944	28,413,085	47,738,677
Subscriptions — Limited Partners	8,500,426	1,219,776	20,150,279	9,315,882
Redemptions — Limited Partners	(14,079,468)	(23,653,593)	(50,506,233)	(272,043,715)
Distribution of interest income to feeder funds	(38,423)	(9,041)	(98,270)	(105,844)

Net increase (decrease) in Partners’ capital	(24,908,444)	(4,402,914)	(2,041,139)	(215,095,000)
Partners’ Capital, beginning of period	319,313,057	318,043,171	296,445,752	528,735,257

Partners’ Capital, end of period	$294,404,613	$313,640,257	$294,404,613	$313,640,257

Net asset value per unit (127,558.7228 and 150,008.7601 units outstanding at September 30, 2012 and 2011, respectively)	$2,307.99	$2,090.81	$2,307.99	$2,090.81

Net income (loss) per unit*	$(150.58)	$117.17	$198.35	$287.27

Weighted average units outstanding	130,913.9145	157,297.3395	134,939.3312	201,795.0028

*	Based on change in net asset value per unit.

Bristol Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net realized and unrealized gains (losses)*	$(109.50)	$66.60	$90.05	$159.69
Interest income allocated from Master	0.19	0.04	0.49	0.34
Expenses and allocation to Special Limited Partner**	(9.78)	(9.48)	(30.42)	(26.90)

Increase (decrease) for the period	(119.09)	57.16	60.12	133.13
Net asset value per unit, beginning of period	1,570.15	1,343.06	1,390.94	1,267.09

Net asset value per unit, end of period	$1,451.06	$1,400.22	$1,451.06	$1,400.22

*	Includes brokerage fees.

**	Excludes brokerage fees and includes allocation to Special Limited Partner, if any.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011***	2012	2011***
Ratios to average net assets:****
Net investment income (loss)	(6.5)%	(6.6)%	(6.7)%	(6.7)%
Allocation to Special Limited Partner	0%	0%	0%	0%

Net investment income (loss) before allocation to Special Limited Partner*****	(6.5)%	(6.6)%	(6.7)%	(6.7)%

Operating expenses	6.6%	6.7%	6.8%	6.8%
Allocation to Special Limited Partner	0%	0%	0%	0%

Total expenses and allocation to Special Limited Partner	6.6%	6.7%	6.8%	6.8%

Total return:
Total return before allocation to Special Limited Partner	(7.6)%	4.3%	4.3%	10.5%
Allocation to Special Limited Partner	0%	0%	0%	0%

Total return after allocation to Special Limited Partner	(7.6)%	4.3%	4.3%	10.5%

***	The ratios are shown net and gross of allocation to Special Limited Partner, if any, to conform to current period presentation.

****	Annualized (except for allocation to Special Limited Partner, if applicable).

*****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Bristol Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net realized and unrealized gains (losses)*	$(150.23)	$117.62	$199.41	$288.15
Interest income	0.30	0.06	0.76	0.49
Expenses **	(0.65)	(0.51)	(1.82)	(1.37)

Increase (decrease) for the period	(150.58)	117.17	198.35	287.27
Distribution of interest income to feeder funds	(0.30)	(0.06)	(0.76)	(0.49)
Net asset value per unit, beginning of period	2,458.87	1,973.70	2,110.40	1,804.03

Net asset value per unit, end of period	$2,307.99	$2,090.81	$2,307.99	$2,090.81

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Ratios to average net assets:***
Net investment income (loss) ****	(0.3)%	(0.2)%	(0.3)%	(0.2)%

Operating expenses	0.3%	0.2%	0.3%	0.2%

Total return	(6.1)%	5.9%	9.4%	15.9%

***	Annualized.

****	Interest income less total expenses.

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

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures contracts and exchange-cleared swap contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swap contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” has been met.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures and exchange-cleared swap contracts traded during the three months ended September 30, 2012 and 2011, were 39,264 and 20,308, respectively. The monthly average number of futures and exchange-cleared swap contracts traded during the nine months ended September 30, 2012 and 2011, were 33,614 and 44,108, respectively. The monthly average number of option contracts traded during the three months ended September 30, 2012 and 2011, were 12,527 and 3,920 respectively. The monthly average number of option contracts traded during the nine months ended September 30, 2012 and 2011, were 7,682 and 4,698, respectively.

Bristol Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and exchange-cleared swap and option contracts as separate assets and liabilities as of September 30, 2012 and December 31, 2011.

September 30, 2012
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$23,622,949

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$23,622,949

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(37,502,247)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(37,502,247)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(13,879,298)*

*	This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.

Assets
Options Purchased
Energy	$1,657,522

Total options purchased	$1,657,522	**

Liabilities
Options premium received
Energy	$(2,976,880)

Total options premium received	$(2,976,880	)***

**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.
***	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

	December 31, 2011
Assets
Futures and Exchange-Cleared Swap Contracts
Energy	$11,398,040

Total unrealized appreciation on open futures and exchange-cleared swap contracts	$11,398,040

Liabilities
Futures and Exchange-Cleared Swap Contracts
Energy	$(18,485,008)

Total unrealized depreciation on open futures and exchange-cleared swap contracts	$(18,485,008)

Net unrealized depreciation on open futures and exchange-cleared swap contracts	$(7,086,968	)****

****	This amount is in “Net unrealized depreciation on open futures and exchange-cleared swap contracts” on the Master’s Statements of Financial Condition.

Assets
Options Purchased
Energy	$276

Total options purchased	$276	*****

*****	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

Bristol Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2012		2011		2012		2011
Energy	$(19,078,252)		$18,193,702		$29,005,472		$48,322,928

Total	$(19,078,252	)******	$18,193,702	******	$29,005,472	******	$48,322,928	******

******	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards [(“IFRS”)].” The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify the Financial Accounting Standards Board’s (the “FASB”) intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

Bristol Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$290,025,047	$—	$290,025,047	$—

Net fair value	$290,025,047	$—	$290,025,047	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$290,607,238	$—	$290,607,238	$—

Net fair value	$290,607,238	$—	$290,607,238	$—

Bristol Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

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

The Master considers prices for exchange-traded commodity futures, forward and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2012 and December 31, 2011, the Master did not hold any derivative instruments for which market quotations are not readily available and were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures and Exchange-Cleared Swaps	$23,622,949	$23,622,949	$—	$—
Options purchased	1,657,522	1,657,522	—	—

Total assets	$25,280,471	$25,280,471	$—	$—

Liabilities
Futures and Exchange-Cleared Swaps	$37,502,247	$37,502,247	$—	$—
Options premium received	2,976,880	2,976,880	—	—

Total liabilities	40,479,127	40,479,127	—	—

Net fair value	$(15,198,656)	$(15,198,656)	$—	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures and Exchange-Cleared Swaps	$11,398,040	$11,398,040	$—	$—
Options purchased	276	276	—	—

Total assets	$11,398,316	$11,398,316	$—	$—

Liabilities
Futures and Exchange-Cleared Swaps	$18,485,008	$18,485,008	$—	$—

Total liabilities	18,485,008	18,485,008	—	—

Net fair value	$(7,086,692)	$(7,086,692)	$—	$—

Bristol Energy Fund L.P.

Notes to Financial Statements

September 30, 2012

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

September 30, 2012

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

The Partnership and the Master will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forward and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2012 and December 31, 2011, the Master did not hold any derivative instruments for which market quotations are not readily available and were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

September 30, 2012

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. In August 2012, the FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparisons between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership would also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

Net Income (loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts, consisting of cash and cash margin and options purchased, at fair value. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2012.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012, Partnership capital decreased 0.6% from $285,726,309 to $284,014,250. This decrease was attributable to the redemption of 21,556.2496 Redeemable Units totaling $32,789,018 and 481.0000 General Partner unit equivalents were redeemed totaling $700,735, which was partially offset by net income of $13,127,415, coupled with the subscriptions of 12,347.1385 Redeemable Units totaling $18,650,279. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on futures trading, interest income, expenses, redemptions of units and distributions of profits, if any.

For the nine months ended September 30, 2012, the Master’s capital decreased 0.7% from $296,445,752 to $294,404,613. This decrease was attributable to the redemption of 21,538.8206 units totaling $50,506,233 and distribution of interest income to feeder funds totaling $98,270, which was partially offset by net income of $28,413,085, coupled with the subscriptions of 8,628.5109 units totaling $20,150,279. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2012, the net asset value per unit decreased 7.6% from $1,570.15 to $1,451.06 as compared to an increase of 4.3% in the third quarter of 2011. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the third quarter of 2012 of $18,858,427. Losses were primarily attributable to the Master’s trading of commodity futures and other derivatives of NYMEX Natural Gas and was partially offset by gains in ICE Natural Gas. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2011 of $17,659,940. Gains were primarily attributable to the Master’s trading of commodity futures and other derivatives of NYMEX Natural Gas and was partially offset by ICE Natural Gas.

During the third quarter of 2012, the most significant losses were incurred during July as short futures positions in natural gas negatively impacted the Partnership as prices rallied due to seasonable warm weather throughout the U.S. Midwest. Further losses were incurred during September as short futures positions in natural gas continued to incur losses as prices rallied due to warmer weather throughout the United States. A portion of these losses was offset by gains from trading short futures positions in natural gas during August as prices declined due to mild temperatures throughout the United States.

During the Partnership’s nine months ended September 30, 2012, the net asset value per unit increased 4.3% from $1,390.94 to $1,451.06 as compared to an increase of 10.5% in the nine months ended September 30, 2011. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2012 of $28,281,449. Gains were primarily attributable to the Master’s trading of commodity futures and other derivatives of NYMEX Natural Gas and was partially offset by gains in ICE Natural Gas. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2011 of $45,328,872. Gains were primarily attributable to the Master’s trading of commodity futures and other derivatives of NYMEX Natural Gas and was partially offset by ICE Natural Gas.

During the nine months ended September 30, 2012, the most significant gains were recorded during March from short futures positions in natural gas as prices fell due to the unseasonably warm end to the winter season, thus weakening demand for the commodity. Gains were also recorded during August from short futures positions in natural gas as prices declined due to mild temperatures throughout the United States. Additional gains were recorded during January and February from short positions as natural gas prices declined during the end of the month due to significant increases in production and “soft” demand. Gains were also recorded during April and May from short futures positions in natural gas as prices declined due to mild weather and weaker demand. A portion of the Partnership’s gains for the first nine months of year was offset by losses incurred during July as short futures positions in natural gas were negatively impacted as prices rallied due to seasonably warm weather throughout the U.S. Midwest. Further losses were incurred during September as short positions in natural gas continued to incur losses as prices rallied due to warmer weather throughout the United States. Finally, losses were incurred from trading natural gas futures in June as prices rallied due to warmer than expected weather throughout the U.S. Midwest, thus increasing demand for the commodity.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and nine months ended September 30, 2012 increased by $29,071 and $9,142, respectively, as compared to the corresponding periods in 2011. The increase in interest income is due to higher U.S. Treasury bill rates during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Master account and upon interest rates over which the Partnership, the Master and CGM have no control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2012 decreased by $73,061 and $311,607, respectively, as compared to the corresponding periods in 2011. The decrease in brokerage fees is due to lower average net assets during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and nine months ended September 30, 2012 decreased by $39,038 and $166,988, respectively, as compared to the corresponding periods in 2011. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and nine months ended September 30, 2012 decreased by $9,759 and $41,746, respectively, as compared to the corresponding periods in 2011. The decrease in administrative fees is due to lower average net assets during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three and nine months ended September 30, 2012 and 2011, respectively. The Advisor will not earn a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2012 and December 31, 2011, and the highest, lowest and average value during the three months ended September 30, 2012, and during the twelve months ended December 31, 2011. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

As of September 30, 2012, the Master’s total capitalization was $294,404,613 and the Partnership owned approximately 98.5% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2012 was as follows:

September 30, 2012

			Three months ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$21,675,334	7.36%	$21,675,334	$12,624,778	$16,720,061

Total	$21,675,334	7.36%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

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

RMBS Litigation and Other Matters

On May 4, 2012, the district court in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL., denied defendants’ motion to dismiss plaintiff’s securities law claims and granted defendants’ motion to dismiss plaintiff’s negligent misrepresentation claims. On June 19, 2012, the district court granted defendants’ motion to certify an interlocutory appeal to the United States Court of Appeals for the Second Circuit from the court’s statutes of repose and limitations rulings.

On May 15, 2012, Woori Bank filed a complaint in the United States District Court for the Southern District of New York against Citigroup alleging actionable misstatements and omissions in connection with Woori Bank’s $95 million investment in five collateralized debt obligations.

On May 18, 2012, the Federal Deposit Insurance Corporation filed (“FDIC”) complaints in the United States District Courts for the Southern District of New York and the Central District of California against various defendants, including Citigroup Global Markets Inc., Citicorp Mortgage Securities Inc., and CitiMortgage Inc., in connection with purchases of residential mortgage-backed securities (“RMBS”) by two failed banks for which the FDIC is acting as receiver.

On June 6, 2012, the court granted in part and denied in part defendants’ motions to dismiss in WESTERN & SOUTHERN LIFE INS. CO., ET AL. v. RESIDENTIAL FUNDING CO., LLC, ET AL.

On June 26, 2012, the court overruled defendants’ demurrer to plaintiff’s amended complaint in FEDERAL HOME LOAN BANK OF CHICAGO v. BANC OF AMERICA SECURITIES, LLC, ET AL.

On July 27, 2012, John Hancock Life Insurance Co. and several affiliated entities filed a complaint in the United States District Court for the District of Minnesota against various defendants, including CGM, asserting disclosure claims arising out of purchases of RMBS.

On August 29, 2012, the United States District Court for the Southern District of New York issued an order preliminarily approving the parties’ settlement in IN RE CITIGROUP INC. SECURITIES LITIGATION, pursuant to which Citigroup has agreed to pay $590 million. A fairness hearing is scheduled for January 15, 2013.

On August 30, 2012, Rentokil-Initial Pension Scheme filed a putative class action complaint against Citigroup on behalf of purchasers of 26 Citigroup offerings of medium term Euro Notes issued between October 12, 2005 and February 25, 2009. The complaint asserts claims under Section 90 of the Financial Services and Markets Act 2000 and includes allegations similar to those asserted in IN RE CITIGROUP INC. BOND LITIGATION.

On October 15, 2012, the United States District Court for the Southern District of New York granted lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL., having previously denied lead plaintiffs’ motion for class certification on January 18, 2011. Plaintiffs in this action allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, as amended, and assert disclosure claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredited Loans, Inc. pursuant or traceable to prospectus materials filed on March 3, 2006 and April 3, 2007. CGM is one of the underwriter defendants.

Other Matters

        Citigroup and Citibank, N.A., along with other U.S. Dollar (USD) LIBOR panel banks, are defendants in the multidistrict litigation (MDL) proceeding before Judge Buchwald in the United States District Court for the Southern District of New York captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION. Judge Buchwald has appointed interim lead class counsel for, and consolidated amended complaints have been filed on behalf of, three separate putative classes of plaintiffs: (1) OTC purchasers of derivative instruments tied to USD LIBOR; (2) purchasers of exchange-traded derivative instruments tied to USD LIBOR; and (3) indirect OTC purchasers of U.S. debt securities. Each of these putative classes alleges that the panel bank defendants conspired to suppress USD LIBOR in violation of the Sherman Act and/or the Commodity Exchange Act, thereby causing plaintiffs to suffer losses on the instruments they purchased. Also consolidated into the MDL proceeding are individual civil actions commenced by various Charles Schwab entities that allege that the panel bank defendants conspired to suppress the USD LIBOR rates in violation of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, and California state law, causing the Schwab entities to suffer losses on USD LIBOR-linked financial instruments that they owned. Plaintiffs in these actions seek compensatory damages and restitution for losses caused by the alleged violations, as well as treble damages under the Sherman Act. The Schwab and OTC plaintiffs also seek injunctive relief.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. GCM may establish reserves from time to time in connections with such actions.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, other than as set forth below.

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

In October 2011, the CFTC adopted new rules governing position limits. In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling. The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2012, there were subscriptions of 4,912.7905 Redeemable Units totaling $7,500,426. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, swap and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 - July 31, 2012	1,491.3480	$1,461.19	N/A	N/A
August 1, 2012 - August 31, 2012	3,269.0030	$1,545.59	N/A	N/A
September 1, 2012 - September 30, 2012	2,962.3960	$1,451.06	N/A	N/A
	7,722.7470	$1,493.03

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures — None.

Item 5. Other Information

The registrant does not have a board of directors. The registrant’s general partner, Ceres Managed Futures LLC (“CMF”), is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George was appointed a director of CMF.

            Damian George, age 45, has been a Director of the general partner since November 2012. Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the general partner and is an associate member of the National Futures Association. Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments — Managed Futures group. Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney. From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group. From November 2004 through July 2009, Mr. George was registered as an associated person of Citigroup Global Markets Inc. Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University. Mr. George is a Certified Public Accountant.

Item 6. Exhibits

Exhibit

3.1 (a)	Certificate of Limited Partnership dated April 15, 2005 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership Agreement dated September 2, 2011 (filed as Exhibit 3.1(f) to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	Third Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 27, 2010 and incorporated herein by reference).

10.1 (a)	Advisory Agreement among the Partnership, the General Partner and SandRidge Capital, L.P. (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Letter from the General Partner to SandRidge Capital, L.P. extending the Advisory Agreement through June 30, 2012 (filed as Exhibit 10.1(b) to the Annual Report on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.2 (a)	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Addendum to the Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3	Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed herein).

10.5	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL ENERGY FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: November 14, 2012

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director (Principal Accounting Officer)

Date: November 14, 2012