Form 10-Q
period 2013-03-31
MANAGED FUTURES PREMIER AVENTIS II L.P.
filed 2013-05-15
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☑

As of April 30, 2013, 174,797.5887 Limited Partnership Redeemable Units were outstanding.

Managed Futures Premier Aventis II L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Aventis II L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2013	December 31, 2012
Assets:
Investment in Master, at fair value	$259,124,762	$287,674,662
Cash	70,572	183,114

Total assets	$259,195,334	$287,857,776

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$809,985	$899,556
Management fees	322,866	478,111
Administrative fees	107,622	119,528
Other	92,937	91,632
Redemptions payable	2,086,983	8,047,201

Total liabilities	3,420,393	9,636,028

Partners’ Capital:
General Partner, 2,098.5145 unit equivalents outstanding at March 31, 2013 and December 31, 2012	3,131,319	3,129,284
Special Limited Partner, 0.0000 and 800.7772 Redeemable Units outstanding at March 31, 2013 and December 31, 2012, respectively	0	1,194,111
Limited Partners, 169,314.3757 and 183,677.9965 Redeemable Units outstanding at March 31, 2013 and December 31, 2012, respectively	252,643,622	273,898,353

Total partners’ capital	255,774,941	278,221,748

Total liabilities and partners’ capital	$259,195,334	$287,857,776

Net asset value per unit	$1,492.16	$1,491.19

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Investment Income:
Interest income allocated from Master	$32,292	$23,817

Expenses:
Expenses allocated from Master	706,346	251,675
Brokerage fees	2,524,358	2,841,873
Management fees	882,626	1,510,035
Administrative fees	335,426	377,509
Other	51,628	83,491

Total expenses	4,500,384	5,064,583

Net investment income (loss)	(4,468,092)	(5,040,766)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	(2,218,727)	29,768,498
Change in net unrealized gains (losses) on open contracts allocated from Master	6,847,796	18,841,819

Total trading results allocated from Master	4,629,069	48,610,317

Net income (loss)	160,977	43,569,551
Subscriptions — Limited Partners	6,607,846	5,201,000
Redemptions — Limited Partners	(29,215,630)	(13,038,268)

Net increase (decrease) in Partners’ Capital	(22,446,807)	35,732,283
Partners’ Capital, beginning of period	278,221,748	285,726,309

Partners’ Capital, end of period	$255,774,941	$321,458,592

Net asset value per unit (171,412.8902 and 200,447.4166 units outstanding at March 31, 2013 and 2012, respectively)	$1,492.16	$1,603.71

Net income (loss) per unit*	$0.97	$212.77

Weighted average units outstanding	179,326.4332	205,751.7924

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

1. General:

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership. Morgan Stanley expects to purchase, subject to regulatory approvals, Citigroup Inc.’s remaining interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

The General Partner and each limited partner share in the profits and losses of the Partnership, in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustment, necessary for a fair statement of the Partnership’s financial condition at March 31, 2013 and December 31, 2012, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partners to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Net realized and unrealized gains (losses)*	$8.28	$222.60
Interest income allocated from Master	0.19	0.12
Expenses**	(7.50)	(9.95)

Increase (decrease) for the period	0.97	212.77
Net asset value per unit, beginning of period	1,491.19	1,390.94

Net asset value per unit, end of period	$1,492.16	$1,603.71

*	Includes Partnership brokerage fees and clearing fees allocated from Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from Master.

	Three Months Ended March 31,
	2013	2012
Ratios to average net assets:***
Net investment income (loss)	(6.9)%	(6.9)%
Incentive fees	—%	—%

Net investment income (loss) before incentive fees****	(6.9)%	(6.9)%

Operating expenses	6.9%	6.9%
Incentive fees	—%	—%

Total expenses and incentive fees	6.9%	6.9%

Total return:
Total return before incentive fees	0.1%	15.3%
Incentive fees	—%	—%

Total return after incentive fees	0.1%	15.3%

***	Annualized.

****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

3. Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures contracts and option contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and option contracts on the Master’ Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” has been met.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2013 and 2012, were 5,371 and 2,532, respectively. The monthly average number of option contracts traded during the three months ended March 31, 2013 and 2012, were 72,669 and 2,707, respectively.

On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The new guidance did not have a significant impact on the Partnership’s financial statements.

There were no direct investments at March 31, 2013.

4. Fair Value Measurements:

Partnership’s and the Master’s Investments. All commodity interests held by the Partnership and the Master including derivative financial instruments and derivative commodity instruments are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gain or loss from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Partnership’s and the Master’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.

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

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at“ market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$259,124,762	$0	$259,124,762	$0

Net fair value	$259,124,762	$0	$259,124,762	$0

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$287,674,662	$0	$287,674,662	$0

Net fair value	$287,674,662	$0	$287,674,662	$0

5. Investment in Master:

Effective February 1, 2013, all trading decisions for the Partnership are made by Aventis Asset Management, LLC (“Aventis”), as Aventis replaced SandRidge Capital, L.P. (“SandRidge”) as the Partnership’s sole trading advisor. References to the “Advisor” herein refers to SandRidge and/or Aventis, as applicable. SandRidge Partners L.P. was a special limited partner (the “Special Limited Partner”) of the Partnership and received a quarterly profit share allocation to its capital account in the Partnership in the form of units, the value of which was equal to 20% of new trading profits earned on behalf of the Partnership during each calendar quarter. Aventis will not be a special limited partner or receive a profit allocation. Instead, effective February 1, 2013, the Partnership will pay Aventis an incentive fee, payable quarterly, equal to 20% of new trading profits, earned by Aventis for the Partnership during each calendar quarter.

On December 1, 2005, the Partnership allocated substantially all of its capital to CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,410.6191 units of SandRidge Master with cash equal to $14,477,858 and a contribution of open commodity futures and option contracts with a fair value of $(16,018). SandRidge Master was formed in order to permit commodity pools managed by SandRidge using its Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. On January 31, 2013, the Partnership fully redeemed its investment in SandRidge Master for cash equal to $280,445,995.

On February 1, 2013, the Partnership allocated substantially all of its capital to MB Master Fund L.P. (“MB Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in MB Master with cash equal to $262,944,186. MB Master was formed in order to permit accounts managed by Aventis using its Aventis Diversified Commodity Strategy, a proprietary, discretionary trading system to invest together in one trading vehicle. References to the “Master” herein refers to SandRidge Master and/or MB Master, as applicable. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this structure should promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The General Partner is not aware of any material changes to Aventis Diversified Commodity Strategy during the fiscal quarter ended March 31, 2013.

For the period January 1, 2013 to January 31, 2013 trading activity related to SandRidge Master. For the period February 1, 2013 to March 31, 2013 trading activities were traded under MB Master. As such, references in this report to the “Master” refers to SandRidge Master and MB Master, as applicable.

MB Master’s trading of futures and forward contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Master engage in such trading through commodity brokerage accounts maintained by CGM.

A limited partner may withdraw all or part of these capital contributions and undistributed profits, if any, from the Master as of the end of any day. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Master.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, service, user, give-up, floor brokerage, and National Futures Association fees (collectively, the “clearing fees”) are borne by the Partnership directly and through its investment in the Master. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

At March 31, 2013, the Partnership owned approximately 78.6% of MB Master. At December 31, 2012, the Partnership owned approximately 98.4% of SandRidge Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

MB Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2013 and December 31, 2012 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2013 and 2012 are presented below. For SandRidge 2012 financial statements see the Partnership’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012.

MB Master Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2013	December 31, 2012
Assets:
Equity in trading account:
Cash	$296,210,552	$61,403,256
Cash margin	39,289,594	3,078,882
Net unrealized appreciation on open futures contracts	—	529,744
Options purchased, at fair value (cost $96,828,086 and $5,038,219 at March 31, 2013 and December 31, 2012, respectively)	75,081,061	4,367,549

Total trading equity	410,581,207	69,379,431
Expense Reimbursement	6,768	9,584

Total assets	$410,587,975	$69,389,015

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$147,719	$—
Options premium received, at fair value (premium $109,130,610 and $3,634,578 at March 31, 2013 and December 31, 2012, respectively)	80,764,887	3,440,869
Accrued expenses:
Professional fees	26,462	54,991

Total liabilities	80,939,068	3,495,860

Partners’ Capital:
General Partner	—	—
Limited Partners	329,648,907	65,893,155

Total liabilities and partners’ capital	$410,587,975	$69,389,015

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

MB Master Fund L.P.

Condensed Schedule of Investments

March 31, 2013

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased

Grains	1,389	$(2,916,323)	(0.89)%
Livestock	673	137,428	0.04
Softs	310	89,732	0.03

Total futures contracts purchased		(2,689,163)	(0.82)

Futures Contracts Sold

Energy	251	94,640	0.03
Grains	2,070	3,139,903	0.95
Livestock	930	(758,815)	(0.23)
Softs	853	65,716	0.02

Total futures contracts sold		2,541,444	0.77

Options Purchased

Calls
Energy	84	10,920	0.00 *
Grains	11,029	37,266,781	11.31
Livestock	1,992	668,360	0.20
Softs	3,593	148,674	0.05
Puts
Energy	586	141,860	0.04
Grains	39,222	36,863,588	11.18
Softs	269	(19,122)	(0.00)*

Total options purchased		75,081,061	22.78

Options Premium Received

Calls
Grains	12,008	(62,666,269)	(19.01)
Livestock	335	(16,750)	(0.01)
Softs	989	(169,887)	(0.05)
Puts
Grains	31,487	(17,911,981)	(5.43)

Total options premium received		(80,764,887)	(24.50)

Net fair value		$(5,831,545)	(1.77)%

* Due to rounding

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

MB Master Fund L.P.

Condensed Schedule of Investments

December 31, 2012

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	185	$535,926	0.81%
Grains	873	(1,267,672)	(1.92)
Softs	662	(426,869)	(0.65)

Total futures contracts purchased		(1,158,615)	(1.76)

Futures Contracts Sold
Energy	287	(415,134)	(0.63)
Grains	773	1,362,975	2.07
Softs	457	740,518	1.12

Total futures contracts sold		1,688,359	2.56

Options Purchased
Calls
Energy	506	164,580	0.25
Grains	464	1,484,181	2.25
Softs	728	(397,127)	(0.60)
Puts
Grains	2,545	2,934,388	4.45
Livestock	135	29,700	0.05
Softs	287	151,827	0.23

Total options purchased		4,367,549	6.63

Options Premium Received
Calls
Grains	466	(2,097,956)	(3.18)
Softs	235	(30,939)	(0.05)
Puts
Energy	304	(820,090)	(1.24)
Grains	841	(538,657)	(0.82)
Softs	625	46,773	0.07

Total options premium received		(3,440,869)	(5.22)

Net fair value		$1,456,424	2.21%

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

MB Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Investment Income:
Interest income	$34,220	$3,807

Expenses:
Clearing fees	916,331	155,949
Professional fees	21,720	17,388

Total expenses	938,051	173,337
Expense reimbursements	(34,342)	(40,976)

Net expenses	903,709	132,361

Net investment income (loss)	(869,489)	(128,554)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(560,430)	1,334,464
Change in net unrealized gains (losses) on open contracts	6,418,196	(863,400)

Total trading results	5,857,766	471,064

Net income (loss)	4,988,277	342,510
Subscriptions — Limited Partners	275,616,551	—
Redemptions — Limited Partners	(16,814,856)	(553,143)
Distribution of interest income to feeder funds	(34,220)	(3,807)

Net increase (decrease) in Partners’ capital	263,755,752	(214,440)
Partners’ Capital, beginning of period	65,893,155	38,874,437

Partners’ Capital, end of period	$329,648,907	$38,659,997

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The following tables summarize the valuation of the Master’s investments as of March 31, 2013 and December 31, 2012.

March 31, 2013	March 31, 2013 Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$341,031	$(3,030,194)	$(2,689,163)
Options purchased	75,563,102	(482,041)	75,081,061

Total Assets	$75,904,133	$(3,512,235)	$72,391,898

Liabilities
Futures	$3,455,535	$(914,091)	$2,541,444
Options premium received	0	(80,764,887)	(80,764,887)

Total Liabilities	$3,455,535	$(81,678,978)	$(78,223,443)

Net unrealized depreciation on open futures contracts			$(147,719)
Total options purchased			$75,081,061
Total options premium received			$(80,764,887)

Total net unrealized gain (loss) on total contracts			$(5,831,545)

December 31, 2012	December 31, 2012 Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$681,482	$(1,840,097)	$(1,158,615)
Options purchased	4,950,115	(582,566)	4,367,549

Total Assets	$5,631,597	$(2,422,663)	$3,208,934

Liabilities
Futures	$2,194,719	$(506,360)	$1,688,359
Options premium received	157,433	(3,598,302)	(3,440,869)

Total Liabilities	$2,352,152	$(4,104,662)	$(1,752,510)

Net unrealized appreciation on open futures contracts			$529,744
Total options purchased			$4,367,549
Total options premium received			$(3,440,869)

Total net unrealized gain (loss) on total contracts			$1,456,424

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The Master considers prices for exchange-traded commodity futures, forward and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2013 and December 31, 2012, the Master did not hold any derivative instruments for which market quotations are not readily available and were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$3,796,566	$3,796,566	$—	$—
Options purchased	75,563,101	75,563,101	—	—

Total assets	$79,359,667	$79,359,667	$—	$—

Liabilities
Futures	$3,944,285	$3,944,285	$—	$—
Options premium received	81,246,927	81,246,927	—	—

Total liabilities	85,191,212	85,191,212	—	—

Net fair value	$(5,831,545)	$(5,831,545)	$—	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$2,876,201	$2,876,201	$—	$—
Options purchased	5,107,548	5,107,548	—	—

Total assets	$7,983,749	$7,983,749	$—	$—

Liabilities
Futures	$2,346,457	$2,346,457	$—	$—
Options premium received	4,180,868	4,180,868	—	—

Total liabilities	6,527,325	6,527,325	—	—

Net fair value	$1,456,424	$1,456,424	$—	$—

Financial Highlights of the Master:

	Three Months Ended March 31,
	2013		2012
Ratios to average net assets:
Net investment income (loss) [2]	(1.4	)[1]%	(1.3	)[1]%

Operating expenses[3]	1.4	[1]%	1.4	[1]%

Total return	1.5%		0.9%

[1]	Annualized.

[2]	Interest income less total expenses.

[3]	Percentages are annualized and after expense reimbursements (equal to 0.1% and 0.4%, respectively).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of March 31, 2013 and December 31, 2012.

	March 31, 2013
Assets
Futures Contracts
Energy	$98,670
Grains	3,173,484
Livestock	145,760
Softs	378,652

Total unrealized appreciation on open futures contracts	$3,796,566

Liabilities
Futures Contracts
Energy	$(4,030)
Grains	(2,949,904)
Livestock	(767,147)
Softs	(223,204)

Total unrealized depreciation on open futures contracts	$(3,944,285)

Net unrealized depreciation on open futures contracts	$(147,719	)*

Assets
Options Purchased
Energy	$152,780
Grains	74,130,369
Livestock	668,360
Softs	611,592

Total options purchased	$75,563,101	**

Liabilities
Options Premium Received
Grains	$(80,578,250)
Livestock	(16,750)
Softs	(651,927)

Total options premium received	$(81,246,927	)***

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.
***	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

December 31, 2012
Assets
Futures Contracts
Energy	$599,467
Grains	1,410,345
Softs	866,389

Total unrealized appreciation on open futures contracts	$2,876,201

Liabilities
Futures Contracts
Energy	$(478,675)
Grains	(1,315,042)
Softs	(552,740)

Total unrealized depreciation on open futures contracts	$(2,346,457)

Net unrealized appreciation on open futures contracts	$529,744 *

Assets
Option Contracts
Energy	$164,580
Grains	4,418,569
Livestock	29,700
Softs	494,699

Total options purchased	$5,107,548 **

Liabilities
Option Contracts
Energy	$(820,090)
Grains	(2,636,613)
Softs	(724,165)

Total options premium received	$(4,180,868)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Options purchased and Options premium received, at fair value” on the Master’s Statements of Financial Condition.

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
Sector	2013	2012
Energy	$(1,245,536)	$(796,695)
Grains	8,975,887	1,254,121
Livestock	(1,533,375)	78,490
Softs	(339,210)	8,873
Metals	0	(73,725)

Total	$5,857,766 ***	$471,064 ***

***	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s contracts are traded OTC, although contracts may be traded OTC in the future.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership/Master is exposed to a market risk equal to the value of the futures and forward contracts purchased and unlimited liability on such contracts sold short.

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

7. Critical Accounting Policies:

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Partnership’s and the Master’s Investments. All commodity interests held by the Partnership and the Master including derivative financial instruments and derivative commodity instruments are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gain or loss from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Partnership’s and Master’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The General Partner has concluded that based on available information in the marketplace, the Master’s Level 1 assets and liabilities are actively traded.

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and the level of activity in the Partnership’s Level 2 assets and liabilities.

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

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forward and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2013 and December 31, 2012, the Master did not hold any derivative instruments for which market quotations are not readily available and were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2013

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts, consisting of cash and cash margin and options purchased, at fair value. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2013.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2013, Partnership capital decreased 8.1% from $278,221,748 to $255,774,941. This decrease was attributable to the redemption of 19,567.5020 Redeemable Units totaling $29,215,630, which was partially offset by net income of $160,977, coupled with the subscriptions of 4,403.1040 Redeemable Units totaling $6,607,846. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on futures trading, interest income, expenses, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2013, the Master’s capital increased 400.3% from $65,893,155 to $329,648,907. This increase was attributable to net income of $4,988,277 coupled with the subscriptions totaling $275,616,551, which was partially offset by the redemption of $16,814,856 and distribution of interest income to feeder funds totaling $34,220. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 6 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2013, the net asset value per unit increased 0.1% from $1,491.19 to $1,492.16 as compared to an increase of 15.3% in the first quarter of 2012. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the first quarter of 2013 of $4,629,069. Gains were primarily attributable to the Master’s trading of commodity futures in grains and were partially offset by losses in livestock, energy and softs. The Partnership, through its investment in SandRidge Master, experienced a net trading gain before brokerage fees and related fees in the first quarter of 2012 of $48,610,317. Gains were primarily attributable to SandRidge Master’s trading of commodity futures and other derivatives of NYMEX Natural Gas and were partially offset by losses in ICE Natural Gas.

During the first quarter of 2013, the most significant gains were recorded during February from long futures positions in corn and soybeans as drier weather in South America would lead to depleted soil moisture and increase stress on future crops, thus pushing prices higher. Further gains were recorded during March from short futures positions in corn as prices declined on the last day of the month due to a bearish United States Department of Agriculture (“USDA”) report.

A portion of these gains was offset by losses in energies from short futures positions in natural gas as prices rallied to a 19-month high during March on forecasts of colder-than-normal weather in the U.S. Further losses were incurred in livestock trading from long futures positions in live cattle and lean hogs as prices declined during February due to weaker domestic demand. Lastly, losses were also incurred in soft commodities during February from long futures positions in cocoa as prices declined due to significant oversupply of the commodity.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three months ended March 31, 2013 increased by $8,475, as compared to the corresponding period in 2012. The increase in interest income is due to higher U.S. Treasury bill rates during the three months ended March 31, 2013, as compared to the corresponding period in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Master account and upon interest rates over which the Partnership, the Master and CGM have no control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three months ended March 31, 2013, decreased by $317,515, as compared to the corresponding period in 2012. The decrease in brokerage fees is due to lower average net assets during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended decreased by $627,409, as compared to the corresponding period in 2012. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2013 decreased by $42,083, as compared to the corresponding period in 2012. The decrease in administrative fees is due to lower average net assets during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2013 and 2012, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Exchange maintenance margin requirements have been used by the Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealer and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatitly of the options on a given futures contract) and the economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2013 and December 31, 2012, and the highest, lowest and average value during the three months ended March 31, 2013, and during the twelve months ended December 31, 2012. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

As of March 31, 2013, the Master’s total capitalization was $329,648,907 and the Partnership owned approximately 78.6% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2013 was as follows:

March 31, 2013

			Three months ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$732,902	0.22%	$4,563,070	$73,569	$1,762,814
Grains	21,550,662	6.54%	21,550,662	1,828,318	15,011,359
Livestock	1,430,221	0.43%	1,606,117	20,770	1,139,014
Softs	2,047,189	0.62%	2,621,928	365,609	1,586,060

Total	$25,760,974	7.81%

*	Average of month-end Values at Risk.

As of December 31, 2012, SandRidge Master’s total capitalization was $292,148,993 and the Partnership owned approximately 98.4% of the Master. The Partnership invested substantially all of its assets in SandRidge Master. The Master’s Value at Risk as of December 31, 2012 was as follows:

December 31, 2012

			Twelve months ended December 31, 2012
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On March 13, 2009, defendants filed a motion to dismiss the complaint. On July 12, 2010, the court issued an opinion and order dismissing plaintiffs’ claims under Section 12 of the Securities Act of 1933, as amended, but denying defendants motion to dismiss certain claims under Section 11. On September 30, 2010, the district court entered a scheduling order in IN RE CITIGROUP INC. BOND LITIGATION. Fact discovery began in November 2010, and plaintiffs’ motion to certify a class was fully briefed. On March 25, 2013, the United States District Court for the Southern District of New York entered an order preliminarily approving the parties proposed settlement of IN RE CITIGROUP INC. BOND LITIGATION, pursuant to which Citigroup and certain of its subsidiaries will pay $730 million in exchange for a release of all claims asserted on behalf of the settlement class. A fairness hearing is scheduled for July 23, 2013.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and certain of its subsidiaries have been named as defendants in complaints filed by purchasers of mortgage-backed security (“MBS”) and collateralized debt obligation (“CDO”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup and certain of its subsidiaries have threatened to file additional suits, for some of which Citigroup and certain of its subsidiaries has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the filed suits is approximately $12 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with investors threatening litigation is approximately $6 billion. The largest MBS investor claim against Citigroup and certain of its subsidiaries, as measured by the face value of purchases at issue, has been asserted by the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac. This suit was filed on September 2, 2011, and has been coordinated in the United States District Court for the Southern District of New York with fifteen other related suits brought by the same plaintiff against various other financial institutions. Motions to dismiss in the coordinated suits have been denied in large part, and discovery is proceeding. An interlocutory appeal currently is pending in the United States Court of Appeals for the Second Circuit on issues common to all of the coordinated suits.

On April 5, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ appeal from the district court’s denial of defendants’ motion to dismiss in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL.

On March 26, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ petition for review of the district court’s October 15, 2012 order granting lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND V. RESIDENTIAL CAPITAL LLC, ET AL. Plaintiffs allege federal securities law claims on behalf of a putative class of purchasers of MBSs issued by Residential Accredited Loans, Inc. CGM is named as an underwriter defendant.

On January 18, 2013, defendants filed a notice of appeal from the New York Supreme Court’s order granting in part and denying in part defendants’ motion to dismiss in LORELEY FINANCING (JERSEY) NO. 3 LTD., ET AL. v. CITIGROUP GLOBAL MARKETS INC., ET AL.

Auction-rate Securities-Related Litigation and Other Matters

Antitrust Actions: On March 5, 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s dismissal of two putative class actions brought on behalf of purchasers and issuers of auction rate securities for alleged violations of Section 1 of the Sherman Antitrust Act.

Other Matters

Terra Securities ASA Konkursbo, et al. v. Citigroup Inc., et al.: On August 10, 2009, Norwegian securities firm Terra Securities ASA Konkursbo and seven Norwegian municipalities filed a complaint in the United States District Court for the Southern District of New York against Citigroup and certain of its subsidiaries, including CGM and Citigroup Alternative Investments LLC. The complaint asserts, among other things, claims for fraud and negligent misrepresentation as well as claims under Sections 10 and 20 of the Securities Exchange Act of 1934 arising out of the municipalities’ purchase of fund-linked notes acquired from the now-defunct securities firm, Terra Securities, which in turn acquired those notes from Citigroup and certain of its subsidiaries. Plaintiffs seek approximately $120 million in compensatory damages, plus punitive damages. Plaintiffs allege that, among other things, the municipalities invested in the notes after receiving purportedly false and materially misleading marketing materials that were allegedly prepared by defendants. On March 28, 2013, the United States District Court for the Southern District of New York granted defendants’ motion for summary judgment dismissing all remaining claims asserted by seven Norwegian municipalities. Plaintiffs filed a notice of appeal from this ruling to the United States Court of Appeals for the Second Circuit.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

As a result of leverage, small changes in the price of the Partnership’s positions may result in major losses.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership. Market prices can be influenced by, among other things, changing supply and demand relationships, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, weather and climate conditions, insects and plant disease, purchases and sales by foreign countries and changing interest rates.

An advisor that trades at a higher level of leverage will establish a greater number of positions than it would establish for an account of similar size traded at the advisor’s standard leverage. Accordingly, a greater amount of the Partnership’s assets will be committed to margin in such situations than if the advisor traded its program at standard leverage. Trading at a higher level of leverage may increase the volatility of the Partnership’s account.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2013, there were subscriptions of 4,403.1040 Redeemable Units totaling $6,607,846. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, swap and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 - January 31, 2013	11,026.4170	$1,484.97	N/A	N/A
February 1, 2013 - February 28, 2013	7,142.4530	$1,505.75	N/A	N/A
March 1, 2013 - March 31, 2013	1,398.6320	$1,492.16	N/A	N/A
	19,567.5020	$1,493.07

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures — Not Applicable.

Item 5. Other Information

Item 6. Exhibits

Exhibit

3.1 (a)	Certificate of Limited Partnership dated April 15, 2005 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership Agreement dated September 2, 2011 (filed as Exhibit 3.1(f) to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated January 28, 2013 (file as Exhibit 3.1 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

3.2	Fourth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

10.1 (a)	Advisory Agreement among the Partnership, the General Partner and SandRidge Capital, L.P. (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Letter from the General Partner to SandRidge Capital, L.P. extending the Advisory Agreement through June 30, 2012 (filed as Exhibit 10.1(b) to the Annual Report on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.2 (a)	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Addendum to the Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3	Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.5	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, the General Partner and Aventis Asset Management, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

10.7 (a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(a) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Premier Aventis II L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: May 15, 2013

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director (Principal Accounting Officer)

Date: May 15, 2013