Form 10-Q
period 2013-06-30
MANAGED FUTURES PREMIER AVENTIS II L.P.
filed 2013-08-14
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐ No ☑

As of July 31, 2013, 184,191.1577 Limited Partnership Redeemable Units were outstanding.

Managed Futures Premier Aventis II L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Aventis II L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2013	December 31, 2012
Assets:
Investment in Master, at fair value	$273,524,095	$287,674,662
Cash	51,042	183,114

Total assets	$273,575,137	$287,857,776

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$854,922	$899,556
Management fees	340,809	478,111
Administrative fees	113,603	119,528
Other	72,687	91,632
Redemptions payable	2,953,330	8,047,201

Total liabilities	4,335,351	9,636,028

Partners’ Capital:
General Partner, 2,098.5145 unit equivalents outstanding at June 30, 2013 and December 31, 2012	2,996,259	3,129,284
Special Limited Partner, 0.0000 and 800.7772 Redeemable Units outstanding at June 30, 2013 and December 31, 2012, respectively	—	1,194,111
Limited Partners, 186,471.1657 and 183,677.9965 Redeemable Units outstanding at June 30, 2013 and December 31, 2012, respectively	266,243,527	273,898,353

Total partners’ capital	269,239,786	278,221,748

Total liabilities and partners’ capital	$273,575,137	$287,857,776

Net asset value per unit	$1,427.80	$1,491.19

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment Income:
Interest income allocated from Master	$13,111	$35,046	$45,403	$58,863

Expenses:
Expenses allocated from Master	817,390	180,296	1,523,736	431,971
Brokerage fees	2,519,879	3,015,701	5,044,237	5,857,574
Management fees	1,004,441	1,602,269	1,887,067	3,112,304
Administrative fees	334,814	400,567	670,240	778,076
Other	65,653	60,897	117,281	144,388

Total expenses	4,742,177	5,259,730	9,242,561	10,324,313

Net investment income (loss)	(4,729,066)	(5,224,684)	(9,197,158)	(10,265,450)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	1,466,132	15,888,890	(752,595)	45,657,388
Change in net unrealized gains (losses) on open contracts allocated from Master	(8,593,013)	(17,359,331)	(1,745,217)	1,482,488

Total trading results allocated from Master	(7,126,881)	(1,470,441)	(2,497,812)	47,139,876

Net income (loss)	(11,855,947)	(6,695,125)	(11,694,970)	36,874,426
Subscriptions — Limited Partners	35,557,659	5,948,853	42,165,505	11,149,853
Redemptions — Limited Partners	(10,236,867)	(8,220,454)	(39,452,497)	(21,258,722)

Net increase (decrease) in Partners’ Capital	13,464,845	(8,966,726)	(8,981,962)	26,765,557
Partners’ Capital, beginning of period	255,774,941	321,458,592	278,221,748	285,726,309

Partners’ Capital, end of period	$269,239,786	$312,491,866	$269,239,786	$312,491,866

Net asset value per unit (188,569.6802 and 199,020.3997 units outstanding at June 30, 2013 and 2012, respectively)	$1,427.80	$1,570.15	$1,427.80	$1,570.15

Net income (loss) per unit*	$(64.36)	$(33.56)	$(63.39)	$179.21

Weighted average units outstanding	185,467.8892	200,494.2886	182,397.1612	203,123.0405

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

1. General:

Managed Futures Premier Aventis II L.P. (formerly known as Bristol Energy Fund L.P.), (the “Partnership”), is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of commodity interests on U.S. and international futures, options on futures and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner. Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have significant exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The commodity interests that are traded by the Partnership, through its investment in MB Master Fund L.P. (the “MB Master”), are volatile and involve a high degree of market risk. During the initial offering period, the Partnership sold 11,925 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continously offers Redeemable Units to qualified investors. There is no maximum number of units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

The General Partner and each limited partner share in the profits and losses of the Partnership, in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustment, necessary for a fair statement of the Partnership’s financial condition at June 30, 2013 and December 31, 2012, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net realized and unrealized gains (losses)*	$(56.75)	$(23.05)	$(48.47)	$199.55
Interest income allocated from Master	0.07	0.18	0.26	0.30
Expenses**	(7.68)	(10.69)	(15.18)	(20.64)

Increase (decrease) for the period	(64.36)	(33.56)	(63.39)	179.21
Net asset value per unit, beginning of period	1,492.16	1,603.71	1,491.19	1,390.94

Net asset value per unit, end of period	$1,427.80	$1,570.15	$1,427.80	$1,570.15

*	Includes Partnership brokerage fees and clearing fees allocated from Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from Master.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Ratios to average net assets:***
Net investment income (loss)	(7.2)%	(6.6)%	(7.1)%	(6.8)%
Incentive fees	—%	—%	—%	—%

Net investment income (loss) before incentive fees****	(7.2)%	(6.6)%	(7.1)%	(6.8)%

Operating expenses	7.3%	6.6%	7.1%	6.8%
Incentive fees	—%	—%	—%	—%

Total expenses and incentive fees	7.3%	6.6%	7.1%	6.8%

Total return:
Total return before incentive fees	(4.3)%	(2.1)%	(4.3)%	12.9%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	(4.3)%	(2.1)%	(4.3)%	12.9%

***	Annualized.

****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2013

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

Subsequent to June 30, 2013, MB Master Fund L.P. entered into brokerage account agreements with Morgan Stanley & Co. LLC (“MS&Co”) and expects to commence trading during the third quarter of 2013. The Partnership, through its investment in the Master, will pay MS&Co. a service fee equal to $0.70 per round-turn for futures transactions, an equivalent amount for swaps, excluding forward foreign currency transactions, and $0.35 per side for option transactions, excluding foreign exchange options.

The Partnership, through its investment in the Master, will pay MS&Co. a foreign exchange prime brokerage fee equal to $4 per $1 million (notional) spot and forward foreign currency contracts transacted each month.

The customer agreements between the Partnership and Citigroup Global Markets, Inc. (“CGM”) and the Master and CGM / MS&Co give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures contracts and option contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and option contracts on the Master’ Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” has been met.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures and exchange-cleared swap contracts traded during the three months ended June 30, 2013 and 2012, were 8,631 and 3,092, respectively. The monthly average number of futures and exchange-cleared swap contracts traded during the six months ended June 30, 2013 and 2012, were 7,001 and 2,812, respectively. The monthly average number of option contracts traded during the three months ended June 30, 2013 and 2012, were 136,487 and 4,251, respectively. The monthly average number of option contracts traded during the six months ended June 30, 2013 and 2012, were 104,578 and 3,479, respectively.

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

There were no direct investments at June 30, 2013.

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2013 and twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	June 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$273,524,095	$0	$273,524,095	$0

Net fair value	$273,524,095	$0	$273,524,095	$0

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$287,674,662	$0	$287,674,662	$0

Net fair value	$287,674,662	$0	$287,674,662	$0

5. Investment in Master:

Effective February 1, 2013, all trading decisions for the Partnership are made by Aventis Asset Management, LLC (“Aventis”), as Aventis replaced SandRidge Capital, L.P. (“SandRidge”) as the Partnership’s sole trading advisor. References to the “Advisor” herein refer to SandRidge and/or Aventis, as applicable. SandRidge Partners L.P. was a special limited partner (the “Special Limited Partner”) of the Partnership and received a quarterly profit share allocation to its capital account in the Partnership in the form of units, the value of which was equal to 20% of new trading profits earned on behalf of the Partnership during each calendar quarter. Aventis will not be a special limited partner or receive a profit allocation. Instead, effective February 1, 2013, the Partnership will pay Aventis an incentive fee, payable quarterly, equal to 20% of new trading profits, earned by Aventis for the Partnership during each calendar quarter.

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

On February 1, 2013, the Partnership allocated substantially all of its capital to MB Master Fund L.P. (“MB Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in MB Master with cash equal to $262,944,186. MB Master permits accounts managed by Aventis using its Aventis Diversified Commodity Strategy, a proprietary, discretionary trading system, to invest together in one trading vehicle. References to the “Master” herein refer to SandRidge Master and/or MB Master, as applicable. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The General Partner is not aware of any material changes to Aventis Diversified Commodity Strategy during the fiscal quarter ended June 30, 2013.

For the period January 1, 2013 to January 31, 2013 all trading was conducted through SandRidge Master. For the period February 1, 2013 to June 30, 2013 all trading was conducted through MB Master.

MB Master’s trading of futures, forwards, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Master engages in such trading through commodity brokerage accounts maintained by CGM and/or MS&Co.

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

At June 30, 2013, the Partnership owned approximately 83.0% of MB Master. At December 31, 2012, the Partnership owned approximately 98.4% of SandRidge Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

MB Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2013 and December 31, 2012 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2013 and 2012 are presented below. SandRidge Master’s Statements of Financial Condition and Condensed Schedule of Investments as of December 31, 2012 are included in the Partnership’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012.

MB Master Fund L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2013	December 31, 2012
Assets:
Equity in trading account:
Cash	$294,349,612	$61,403,256
Cash margin	53,526,764	3,078,882
Net unrealized appreciation on open futures contracts	0	529,744
Options purchased, at fair value (cost $117,794,821 and $5,038,219 at June 30, 2013 and December 31, 2012, respectively)	93,337,005	4,367,549

Total trading equity	441,213,381	69,379,431
Expense Reimbursement	6,188	9,584

Total assets	$441,219,569	$69,389,015

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,727,234	$—
Options premium received, at fair value (premium $132,004,662 and $3,634,578 at June 30, 2013 and December 31, 2012, respectively)	109,957,257	3,440,869
Accrued expenses:
Professional fees	3,399	54,991

Total liabilities	111,687,890	3,495,860

Partners’ Capital:
General Partner	0	—
Limited Partners	329,531,679	65,893,155

Total liabilities and partners’ capital	$441,219,569	$69,389,015

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

MB Master Fund L.P.

Condensed Schedule of Investments

June 30, 2013

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	2,125	$(2,357,650)	(0.72)%
Grains	648	(737,185)	(0.22)
Livestock	407	10,729	0.00 *
Softs	2,332	(673,605)	(0.20)

Total futures contracts purchased		(3,757,711)	(1.14)

Futures Contracts Sold

Energy	1,307	498,080	0.15
Grains	1,204	1,107,635	0.34
Livestock	246	(205,381)	(0.06)
Softs	1,809	630,143	0.19

Total futures contracts sold		2,030,477	0.62

Options Purchased

Calls
Energy	326	922,906	0.28
Grains
CBT SOYBEANS Aug 13 - March 14	11,218	57,983,612	17.60
Other	2,577	2,731,619	0.83
Livestock	82	43,460	0.01
Softs	5,078	(1,242,197)	(0.38)
Puts
Energy	409	313,010	0.09
Grains
CBT CORN Sep 13 - March 14	27,597	20,957,962	6.36
Other	18,619	10,211,478	3.10
Livestock	2,123	855,110	0.26
Softs	982	560,045	0.17

Total options purchased		93,337,005	28.32

Options Premium Received

Calls
Energy	326	(359,904)	(0.11)
Grains
CBT SOYBEANS Aug 13 - March 14	11,218	(87,572,394)	(26.57)
Other	2,918	(6,132,437)	(1.86)
Livestock	326	(811,740)	(0.25)
Softs	3,946	1,293,919	0.39
Puts
Energy	817	(2,459,170)	(0.75)
Grains	43,754	(13,778,668)	(4.18)
Livestock	1	(290)	(0.00)*
Softs	982	(136,573)	(0.04)

Total options premium received		(109,957,257)	(33.37)

Net fair value		$(18,347,486)	(5.57)%

* Due to rounding

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2013

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

MB Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment Income:
Interest income	$17,050	$4,995	$51,270	$8,802

Expenses:
Clearing fees	982,405	223,962	1,898,736	379,911
Professional fees	21,379	14,084	43,099	31,472

Total expenses	1,003,784	238,046	1,941,835	411,383
Expense reimbursements	(19,879)	(53,175)	(54,221)	(94,151)

Net expenses	983,905	184,871	1,887,614	317,232

Net investment income (loss)	(966,855)	(179,876)	(1,836,344)	(308,430)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,964,864	1,160,412	1,404,434	2,494,876
Change in net unrealized gains (losses) on open contracts	(10,608,624)	(547,872)	(4,190,428)	(1,411,272)

Total trading results	(8,643,760)	612,540	(2,785,994)	1,083,604

Net income (loss)	(9,610,615)	432,664	(4,622,338)	775,174
Subscriptions — Limited Partners	38,504,263	0	314,120,814	0
Redemptions — Limited Partners	(28,993,826)	(1,243,088)	(45,808,682)	(1,796,231)
Distribution of interest income to feeder funds	(17,050)	(4,995)	(51,270)	(8,802)

Net increase (decrease) in Partners’ capital	(117,228)	(815,419)	263,638,524	(1,029,859)
Partners’ Capital, beginning of period	329,648,907	38,659,997	65,893,155	38,874,437

Partners’ Capital, end of period	$329,531,679	$37,844,578	$329,531,679	$37,844,578

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

The following tables summarize the valuation of the Master’s investments as of June 30, 2013 and December 31, 2012.

June 30, 2013	June 30, 2013 Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$147,143	$(3,904,854)	$(3,757,711)
Options purchased	95,525,853	(2,188,848)	93,337,005

Total Assets	$95,672,996	$(6,093,702)	$89,579,294

Liabilities
Futures	$2,671,373	$(640,896)	$2,030,477
Options premium received	1,390,495	(111,347,752)	(109,957,257)

Total Liabilities	$4,061,868	$(111,988,648)	$(107,926,780)

Net unrealized depreciation on open futures contracts			$(1,727,234)
Total options purchased			$93,337,005
Total options premium received			$(109,957,257)

Net fair value			$(18,347,486)

December 31, 2012	December 31, 2012 Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$681,482	$(1,840,097)	$(1,158,615)
Options purchased	4,950,115	(582,566)	4,367,549

Total Assets	$5,631,597	$(2,422,663)	$3,208,934

Liabilities
Futures	$2,194,719	$(506,360)	$1,688,359
Options premium received	157,433	(3,598,302)	(3,440,869)

Total Liabilities	$2,352,152	$(4,104,662)	$(1,752,510)

Net unrealized appreciation on open futures contracts			$529,744
Total options purchased			$4,367,549
Total options premium received			$(3,440,869)

Net fair value			$1,456,424

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

The Master considers prices for exchange-traded commodity futures, forward and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2013 and December 31, 2012, the Master did not hold any derivative instruments for which market quotations are not readily available and were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2013 and twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	June 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$2,818,516	$2,818,516	$—	$—
Options purchased	96,916,348	96,916,348	—	—

Total assets	$99,734,864	$99,734,864	$—	$—

Liabilities
Futures	$4,545,750	$4,545,750	$—	$—
Options premium received	113,536,600	113,536,600	—	—

Total liabilities	118,082,350	118,082,350	—	—

Net fair value	$(18,347,486)	$(18,347,486)	$—	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$2,876,201	$2,876,201	$—	$—
Options purchased	5,107,548	5,107,548	—	—

Total assets	$7,983,749	$7,983,749	$—	$—

Liabilities
Futures	$2,346,457	$2,346,457	$—	$—
Options premium received	4,180,868	4,180,868	—	—

Total liabilities	6,527,325	6,527,325	—	—

Net fair value	$1,456,424	$1,456,424	$—	$—

Financial Highlights of the Master:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Ratios to average net assets:
Net investment income (loss)[2]	(1.2	)[1]%	(1.4	)[1]%	(1.3	)[1]%	(1.4	)[1]%

Operating expenses[3]	1.2	[1]%	1.5	[1]%	1.3	[1]%	1.4	[1]%

Total return	(2.8)%		1.1%		(1.3)%		2.0%

[1]	Annualized.

[2]	Interest income less total expenses.

[3]	Percentages are annualized and after expense reimbursements (equal to 0.02% and 0.04%, respectively).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of June 30, 2013 and December 31, 2012.

	June 30, 2013
Assets
Futures Contracts
Energy	$947,310
Grains	1,107,635
Livestock	51,477
Softs	712,094

Total unrealized appreciation on open futures contracts	$2,818,516

Liabilities
Futures Contracts
Energy	$(2,806,880)
Grains	(737,185)
Livestock	(246,129)
Softs	(755,556)

Total unrealized depreciation on open futures contracts	$(4,545,750)

Net unrealized depreciation on open futures contracts	$(1,727,234	)*

Assets
Options Purchased
Energy	$1,235,916
Grains	91,884,671
Livestock	898,570
Softs	2,897,191

Total options purchased	$96,916,348	**

Liabilities
Options Premium Received
Energy	$(2,819,074)
Grains	(107,483,500)
Livestock	(812,030)
Softs	(2,421,996)

Total options premium received	$(113,536,600	)***

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.
***	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

	December 31, 2012
Assets
Futures Contracts
Energy	$599,467
Grains	1,410,345
Softs	866,389

Total unrealized appreciation on open futures contracts	$2,876,201

Liabilities
Futures Contracts
Energy	$(478,675)
Grains	(1,315,042)
Softs	(552,740)

Total unrealized depreciation on open futures contracts	$(2,346,457)

Net unrealized appreciation on open futures contracts	$529,744	*

Assets
Option Contracts
Energy	$164,580
Grains	4,418,569
Livestock	29,700
Softs	494,699

Total options purchased	$5,107,548	**

Liabilities
Option Contracts
Energy	$(820,090)
Grains	(2,636,613)
Softs	(724,165)

Total options premium received	$(4,180,868	)***

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.
***	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2013 and 2012.

Sector	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Energy	$(3,260,649)		$(385,669)		$(4,506,185)		$(1,182,364)
Grains	(4,631,162)		662,765		4,344,724		1,916,886
Livestock	(962,121)		(205,954)		(2,495,496)		(127,464)
Metals	197,825		18,975		197,825		(54,750)
Softs	12,347		522,423		(326,862)		531,296

Total	$(8,643,760	)****	$612,540	****	$(2,785,994	)****	$1,083,604	****

****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s/Master’s contracts are traded OTC, although contracts may be traded OTC in the future.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk, as CGM and/or MS&Co. or their affiliates are counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co., the Partnership’s/Master’s counterparty is an exchange or clearing organization.

SandRidge concentrated the Partnership’s/Master’s trading in energy-related markets. Concentration in a limited number of commodity interests may subject the Partnership’s/Master’s account to greater volatility than if a more diversified portfolio of contracts was traded on behalf of the Partnership/Master. Since February 1, 2013, Aventis has traded a more diversified portfolio of contracts on behalf of the Partnership/Master.

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

June 30, 2013

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

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2013 and twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forward and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2013 and December 31, 2012, the Master did not hold any derivative instruments for which market quotations are not readily available and were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2013 and twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

June 30, 2013

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than that described in Note 3 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

Net Income (loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts, consisting of cash and cash margin and options purchased, at fair value. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2013.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2013, Partnership capital decreased 3.2% from $278,221,748 to $269,239,786. This decrease was attributable to the redemption of 26,622.3900 Redeemable Units totaling $39,452,497, coupled with the net loss of $11,694,970, which was partially offset by the subscriptions of 28,614.7820 Redeemable Units totaling $42,165,505. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on futures trading, interest income, expenses, redemptions of units and distributions of profits, if any.

For the six months ended June 30, 2013, the Master’s capital increased 400.1% from $65,893,155 to $329,531,679. This increase was attributable to the subscriptions totaling $314,120,814, which was partially offset by a net loss of $4,622,338 coupled with the redemption of $45,808,682 and the distribution of interest income to feeder funds totaling $51,270. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 7 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s second quarter of 2013, the net asset value per unit decreased 4.3% from $1,492.16 to $1,427.80 as compared to a decrease of 2.1% in the second quarter of 2012. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the second quarter of 2013 of $7,126,881. Losses were primarily attributable to the Master’s trading of commodity futures in grains and were partially offset by losses in livestock, energy and softs. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and expenses in the second quarter of 2012 of $1,470,441. Losses were primarily attributable to the Master’s trading of commodity futures and other derivatives of NYMEX Natural Gas and ICE Natural Gas.

During the second quarter of 2013, the most significant losses were recorded in the grain markets during May from short positions in soybean and corn futures as prices moved higher on speculation flooding and cold weather in the U.S. Midwest would delay the pace of planting. Within the energy complex, losses were incurred during June short positions in crude oil futures as prices rose after the Syrian conflict spurred concern that the flow of supplies from the Middle East may be disrupted. Within the livestock sector, losses were experienced during June from long positions in lean hog futures as prices fell on speculation U.S. pork inventories are rising as demand slows. A portion of the Partnership’s losses during the quarter was offset by gains achieved within the metals complex during April from short positions in gold futures as prices fell on fears Cyprus and other crisis-hit countries may be forced to sell their gold reserves.

During the Partnership’s six months ended June 30, 2013, the net asset value per unit decreased 4.3% from $1,491.19 to $1,427.80 as compared to an increase of 12.9% in the six months ended June 30, 2012. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and expenses in six months ended June 30, 2013 of $2,497,812. Losses were primarily attributable to the Master’s trading of commodity futures and other derivatives of NYMEX Natural Gas and were partially offset by losses in ICE Natural Gas. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and expenses in six months ended June 30, 2012 of $47,139,876. Gains were primarily attributable to the Master’s trading of commodity futures and other derivatives of NYMEX Natural Gas and were partially offset by losses in ICE Natural Gas.

During the six months ended June 30, 2013, the most significant losses were recorded within the energy complex during March from short futures positions in natural gas as prices rallied to a 19-month high on forecasts of colder-than-normal weather in the U.S. Additional energy losses were incurred during June from short positions in crude oil futures as prices rose after the Syrian conflict spurred concern that the flow of supplies from the Middle East may be disrupted. Within the livestock sector, losses were experienced during March from long positions in live cattle futures as prices declined on speculation of weaker U.S. demand. Within the soft commodities markets, losses were incurred during February and May from long positions in cocoa futures as prices fell due to increased inventories. A portion of the Partnership’s losses during the first six months of the year was offset by gains achieved within the grains markets during February from long futures positions in corn and soybeans as prices rose on speculation drier weather in South America would lead to depleted soil moisture and increase stress on future crops. Further gains were recorded during June from newly established short positions in corn and soybean futures as prices declined on ideal growing weather in the U.S. Within the metals complex, gains were recorded during April from short positions in gold futures as prices fell on fears Cyprus and other crisis-hit countries may be forced to sell their gold reserves.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and six months ended June 30, 2013 decreased by $21,935 and $13,460, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is due to lower U.S. Treasury bill rates during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Master account and upon interest rates over which the Partnership, the Master and CGM have no control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three and six months ended June 30, 2013, decreased by $495,822 and $813,337, respectively, as compared to the corresponding periods in 2012. The decrease in brokerage fees is due to lower average net assets during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended decreased by $597,828 and $1,225,237, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and six months ended June 30, 2013 decreased by $65,753 and $107,836, respectively, as compared to the corresponding periods in 2012. The decrease in administrative fees is due to lower average net assets during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2013 and 2012, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2013 and December 31, 2012, and the highest, lowest and average value during the three months ended June 30, 2013, and during the twelve months ended December 31, 2012. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

As of June 30, 2013, the Master’s total capitalization was $329,531,679 and the Partnership owned approximately 83.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of June 30, 2013 was as follows:

June 30, 2013

			Three months ended June 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$4,324,447	1.31%	$4,324,447	$31,064	$2,496,361
Grains	20,742,207	6.30%	26,243,841	14,277,144	20,071,308
Livestock	1,228,694	0.37%	2,561,898	593,226	1,272,685
Softs	3,099,082	0.94%	3,306,382	1,309,819	2,438,382

Total	$29,394,430	8.92%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Citigroup Global Markets Inc.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On May 31, 2013, the United States District Court for the Southern District of New York entered an order dismissing with prejudice the consolidated action INTERNATIONAL FUND MANAGEMENT S.A., ET AL. v. CITIGROUP INC., ET AL. and the individual action SWISSCANTO ASSET MANAGEMENT AG, ET AL. v. CITIGROUP INC., ET AL. pursuant to settlement agreements reached by the parties.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and Related Parties have been named as defendants in complaints filed by purchasers of mortgage-backed securities (“MBS”) and collateralized debt obligations (“CDOs”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup have threatened to file additional suits, for some of which Citigroup has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the pending RMBS and CDO investor suits, including claims that have been dismissed but are still subject to appeal or otherwise not fully resolved, is approximately $8 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with RMBS and CDO investors threatening litigation is approximately $6 billion.

On May 29, 2013, the United States District Court for the Southern District of New York so-ordered the parties’ stipulation of voluntary dismissal with prejudice in FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL. On June 24, 2013, the court entered orders of voluntary dismissal with prejudice and bar orders in FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL. and FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., dismissing with prejudice all claims against Citigroup in those actions.

On April 30, 2013, the United States District Court for the Southern District of New York issued an order reinstating certain RMBS claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredit Loans, Inc. in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL. Citigroup Global Markets Inc. is named as an underwriter defendant, along with several other underwriter defendants, in plaintiffs’ consolidated third amended complaint, served on May 10, 2013.

Terra Firma Litigation

On September 15, 2010, the district court issued an order granting in part and denying in part Citigroup’s motion for summary judgment. Plaintiffs’ claims for negligent misrepresentation and tortious interference were dismissed. On October 18, 2010, a jury trial commenced on Plaintiffs’ remaining claims for fraudulent misrepresentation and fraudulent concealment. The court dismissed the fraudulent concealment claim before sending the case to the jury. On November 4, 2010, the jury returned a verdict on the fraudulent misrepresentation claim in favor of Citi. Judgment dismissing the complaint was entered on December 9, 2010. Plaintiffs have appealed the judgment as to the negligent misrepresentation claim, the fraudulent concealment claim and the fraudulent misrepresentation claim to the United States Court of Appeals for the Second Circuit. Argument was held on October 4, 2012. On May 31, 2013, the United States Court of Appeals for the Second Circuit vacated the November 2010 jury verdict in favor of Citigroup and ordered that the case be retried. The action was remanded to the United States District Court for the Southern District of New York, and retrial is scheduled to begin on October 7, 2013.

Other Matters

On May 6, 2013, Citibank, N.A. filed a complaint in the United States District Court for the Southern District of New York against Barclays Bank, PLC, seeking payment under a contractual indemnity for losses suffered as a result of foreign exchange trading by Lehman Brothers Inc. in September 2008.

Credit Default Swaps Information Market Matters

In April 2011, the European Commission (DG Competition) (the “EC”) opened an investigation (Case No COMP/39.745) concerning the market for pricing information concerning credit default swaps (“CDS”). On July 2, 2013, the EC served on Citigroup and Related Parties, as well as a dozen other CDS dealers, a Statement of Objections alleging that Citigroup and the other dealers colluded to prevent exchanges from entering the credit derivatives business. The Statement of Objections sets forth the EC case team’s preliminary conclusions prior to hearing the dealers’ defenses.

In July 2009 and September 2011, the Antitrust Division of the U.S. Department of Justice served Civil Investigative Demands (“CIDs”) on Citigroup concerning its role in Markit, a financial information services firm that collects and disseminates valuation and other data relating to credit default swaps. Citigroup has responded to the CIDs and is cooperating with the investigation.

Interbank Offered Rates-Related litigation and Other Matters

On June 14, 2013, the Monetary Authority of Singapore (“MAS”) announced the results of its review of the submissions processes from 2007 to 2011 of twenty banks, including Citibank, N.A. Singapore Branch, for benchmarks set in Singapore, including the Singapore Interbank Offered Rates (“SIBOR”), Swap Offered Rates, and foreign exchange benchmarks used to settle non-deliverable forward FX contracts. All of the banks, including Citibank, N.A. Singapore Branch, were found to have deficiencies in governance, risk management, internal controls, and surveillance systems relating to benchmark submissions, and all were required, among other things, to adopt certain corrective measures, to make quarterly reports to the MAS, and (with one exception) to deposit additional statutory reserves with the MAS for a period of one year.

On June 11, 2013, the plaintiff in 7 W. 57TH ST. REALTY V. CITIGROUP, INC., ET AL., filed a First Amended Complaint. The plaintiff alleges that defendants, including Citigroup and Citibank, N.A., manipulated USD LIBOR in violation of federal and state antitrust law and the Racketeer Influenced and Corrupt Organizations Act, and seeks compensatory damages and, where authorized by statute, treble damages.

On May 20, 2013, an individual action was brought against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks on behalf of certain hedge funds that were parties to interest rate swap transactions. Based on allegations that the panel bank defendants manipulated USD LIBOR, plaintiffs assert claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, tortious interference with contract, civil conspiracy, and unjust enrichment, and seek compensatory damages.

On June 25 and 28, 2013, three additional individual actions were brought against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks by various California counties and related public entities. Plaintiffs in each of these actions allege that the panel bank defendants manipulated USD LIBOR in violation of federal and state antitrust law. Plaintiffs also assert claims for fraud, negligent misrepresentation, interference with economic advantage, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, and seek compensatory damages and, where authorized by statute, treble damages and injunctive relief.

Morgan Stanley & Co. LLC

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

In addition to the matters described in those filings, in the normal course of business, each of MS and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of MS and MS&Co. is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including MS and MS&Co.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of the National Futures Association.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS&Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

On June 2, 2009, MS executed a final settlement with the Office of the New York State Attorney General (“NYAG”) in connection with its investigation relating to the sale of auction-rate securities (“ARS”). MS agreed, among other things to: (1) repurchase at par illiquid ARS that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold ARS below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of ARS; and (5) pay a total penalty of $35 million. On August 13, 2008, MS reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $345 million, and the certificates had incurred actual losses of approximately $2.8 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $345 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $216 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $216 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $100 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $100 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $121 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $121 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.86 billion, and the certificates had incurred actual losses of approximately $59 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.86 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $369 million, and the certificates incurred actual losses of approximately $28.3 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $369 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $674 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $674 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2013, there were subscriptions of 24,211.6780 Redeemable Units totaling $35,557,659. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, swap and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 - April 30, 2013	3,115.1650	$1,493.49	N/A	N/A
May 1, 2013 - May 31, 2013	1,871.2750	$1,406.03	N/A	N/A
June 1, 2013 - June 30, 2013	2,068.4480	$1,427.80	N/A	N/A
	7,054.8880	$1,451.03

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures — Not Applicable.

Item 5. Other Information

The General Partner is in the process of transferring the brokerage accounts of the Partnership and the Master from CGM to MS & Co., a registered futures commission merchant. It is anticipated that eventually all of the assets of the Partnership and the Master will be deposited in accounts at MS & Co. MS & Co. is owned by Morgan Stanley, which is also the ultimate parent company of Morgan Stanley Smith Barney LLC, currently doing business as Morgan Stanley Wealth Management (“MSWM”), and the General Partner. Morgan Stanley is a worldwide financial services firm with offices throughout the United States and foreign countries.

In connection with this transition, (i) the Partnership will cease paying a brokerage fee to CGM, (ii) CGM will no longer act as a selling agent for the Partnership, (iii) the Partnership will begin paying an ongoing selling agent fee to MSWM and (iv) the Partnership will begin indirectly paying service and transaction fees to MS & Co. through its investment in the Master.

The Partnership does not have officers or a board of directors. The general partner of the Partnership, Ceres Managed Futures LLC (the “General Partner”), is managed by officers and a board of directors.

Effective August 8, 2013, Walter Davis resigned his position as President and Chairman of the Board of Directors of the General Partner. Effective August 8, 2013, Alper Daglioglu was appointed President of the General Partner and Jeremy Beal was appointed Chairman of the Board of Directors of the General Partner. Also effective August 8, 2013, Douglas Ketterer resigned his position as Director of the General Partner.

Effective September 13, 2013, Damian George will be resigning his position as Chief Financial Officer and Director of the General Partner. Effective September 13, 2013, Alice Ng will be appointed Chief Financial Officer of the General Partner.

Business background descriptions for the newly appointed officers and director are included below.

Alper Daglioglu, age 36, has been a Director, and listed as a principal, of the General Partner since December 2010. He was appointed President of the General Partner in August 2013. Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 38, has been Chairman of the Board of Directors of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal (pending) since July 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. From October 2012 through May 2013, he was employed by JE Moody & Company LLC (“JE Moody”), a hedge fund and commodity trading advisor, where his responsibilities included acting as the Chief Operating Officer. Prior to joining JE Moody, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Alice Ng, age 30, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Before joining Morgan Stanley Smith Barney LLC, Ms. Ng was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Ng was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Ng earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

Item 6. Exhibits

Exhibit

3.1 (a)	Certificate of Limited Partnership dated April 15, 2005 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership Agreement dated September 2, 2011 (filed as Exhibit 3.1(f) to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated January 28, 2013 (file as Exhibit 3.1 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

(h)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed herewith).

3.2	Fourth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

10.1 (a)	Advisory Agreement among the Partnership, the General Partner and SandRidge Capital, L.P. (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Letter from the General Partner to SandRidge Capital, L.P. extending the Advisory Agreement through June 30, 2012 (filed as Exhibit 10.1(b) to the Annual Report on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.2 (a)	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Addendum to the Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3	Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.5	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, the General Partner and Aventis Asset Management, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

10.7 (a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(a) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Premier Aventis II L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date: August 14, 2013

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director (Principal Accounting Officer)

Date: August 14, 2013