Form 10-Q
period 2013-09-30
MANAGED FUTURES PREMIER AVENTIS II L.P.
filed 2013-11-14
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐ No ☑

As of October 31, 2013, 182,030.1477 Limited Partnership Redeemable Units were outstanding.

Managed Futures Premier Aventis II L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Aventis II L.P.

Statements of Financial Condition

	(Unaudited)
	September 30, 2013	December 31, 2012
Assets:
Investment in Master, at fair value	$271,356,699	$287,674,662
Cash	137,680	183,114

Total assets	$271,494,379	$287,857,776

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$848,420	$899,556
Management fees	338,110	478,111
Administrative fees	112,703	119,528
Other	158,328	91,632
Redemptions payable	5,906,029	8,047,201

Total liabilities	7,363,590	9,636,028

Partners’ Capital:
General Partner, 2,098.5145 unit equivalents outstanding at September 30, 2013 and December 31, 2012	3,001,044	3,129,284
Special Limited Partner, 0.0000 and 800.7772 Redeemable Units outstanding at September 30, 2013 and December 31, 2012, respectively	—	1,194,111
Limited Partners, 182,597.7807 and 183,677.9965 Redeemable Units outstanding at September 30, 2013 and December 31, 2012, respectively	261,129,745	273,898,353

Total partners’ capital	264,130,789	278,221,748

Total liabilities and partners’ capital	$271,494,379	$287,857,776

Net asset value per unit	$1,430.08	$1,491.19

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment Income:
Interest income allocated from Master	$10,519	$37,838	$55,922	$96,701

Expenses:
Expenses allocated from Master	1,313,220	247,271	2,836,956	679,242
Brokerage fees	2,560,604	2,802,322	7,604,841	8,659,896
Management fees	1,020,552	1,489,109	2,907,619	4,601,413
Administrative fees	340,184	372,278	1,010,424	1,150,354
Other	67,537	15,442	184,818	159,830

Total expenses	5,302,097	4,926,422	14,544,658	15,250,735

Net investment income (loss)	(5,291,578)	(4,888,584)	(14,488,736)	(15,154,034)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	702,096	(8,366,454)	(50,499)	37,290,934
Change in net unrealized gains (losses) on open contracts allocated from Master	5,088,536	(10,491,973)	3,343,319	(9,009,485)

Total trading results allocated from Master	5,790,632	(18,858,427)	3,292,820	28,281,449

Net income (loss)	499,054	(23,747,011)	(11,195,916)	13,127,415
Subscriptions — Limited Partners	9,253,765	7,500,426	51,419,270	18,650,279
Redemptions — Limited Partners	(14,861,816)	(11,530,296)	(54,314,313)	(32,789,018)
Redemptions — General Partner	—	(700,735)	—	(700,735)

Net increase (decrease) in Partners’ Capital	(5,108,997)	(28,477,616)	(14,090,959)	(1,712,059)
Partners’ Capital, beginning of period	269,239,786	312,491,866	278,221,748	285,726,309

Partners’ Capital, end of period	$264,130,789	$284,014,250	$264,130,789	$284,014,250

Net asset value per unit (184,696.2952 and 195,729.4432 units outstanding at September 30, 2013 and 2012, respectively)	$1,430.08	$1,451.06	$1,430.08	$1,451.06

Net income (loss) per unit*	$2.28	$(119.09)	$(61.11)	$60.12

Weighted average units outstanding	189,389.6646	19,997.4452	184,727.9957	202,081.1754

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

1. General:

Managed Futures Premier Aventis II L.P. (formerly known as Bristol Energy Fund L.P.) (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of commodity interests on U.S. and international futures, options on futures and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner (defined below). Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have significant exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The commodity interests that are traded by the Partnership, through its investment in MB Master Fund L.P. (the “MB Master”), are volatile and involve a high degree of market risk. During the initial offering period, the Partnership sold 11,925 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continously offers Redeemable Units to qualified investors. There is no maximum number of units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings, and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became General Partner’s owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

The General Partner and each limited partner share in the profits and losses of the Partnership, in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustment, necessary for a fair statement of the Partnership’s financial condition at September 30, 2013 and December 31, 2012, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net realized and unrealized gains (losses)*	$9.92	$(109.50)	$(38.55)	$90.05
Interest income allocated from Master	0.06	0.19	0.32	0.49
Expenses**	(7.70)	(9.78)	(22.88)	(30.42)

Increase (decrease) for the period	2.28	(119.09)	(61.11)	60.12
Net asset value per unit, beginning of period	1,427.80	1,570.15	1,491.19	1,390.94

Net asset value per unit, end of period	$1,430.08	$1,451.06	$1,430.08	$1,451.06

*	Includes Partnership brokerage fees and clearing fees allocated from Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from Master.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Ratios to average net assets:***
Net investment income (loss)	(7.9)%	(6.5)%	(7.3)%	(6.7)%
Incentive fees	—%	—%	—%	—%

Net investment income (loss) before incentive fees****	(7.9)%	(6.5)%	(7.3)%	(6.7)%

Operating expenses	7.9%	6.6%	7.4%	6.8%
Incentive fees	—%	—%	—%	—%

Total expenses and incentive fees	7.9%	6.6%	7.4%	6.8%

Total return:
Total return before incentive fees	0.2%	(7.6)%	(4.1)%	4.3%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	0.2%	(7.6)%	(4.1)%	4.3%

***	Annualized (other than incentive fees).

****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2013

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

During the third quarter of 2013, MB Master entered into a futures brokerage account agreement with Morgan Stanley & Co. LLC (“MS&Co”), a registered futures commission merchant. MB Master commenced futures trading through an account at MS&Co on or about August 19, 2013. Effective September 4, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership, through its investment in MB Master, will pay MS&Co trading fees for the clearing and, where applicable, execution of transactions. See Part II, Item 5 for additional information.

The customer agreements between the Partnership and Citigroup Global Markets, Inc. (“CGM”) and the Partnership and MS&Co. and the Master and CGM / MS&Co give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures contracts and option contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and option contracts on the Master’s Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” has been met.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures traded during the three months ended September 30, 2013 and 2012, were 10,847 and 3,598, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2013 and 2012, were 8,283 and 3,074, respectively. The monthly average number of option contracts traded during the three months ended September 30, 2013 and 2012, were 68,656 and 5,297, respectively. The monthly average number of option contracts traded during the nine months ended September 30, 2013 and 2012, were 92,604 and 4,085, respectively. The monthly average notional value of currency forward contracts held during the three months ended September 30, 2013 and 2012 were $473,623 and $0, respectively. The monthly average notional value of currency forward contracts held during the nine months ended September 30, 2013 and 2012 were $157,874 and $0, respectively.

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

There were no direct investments at September 30, 2013.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$271,356,699	$0	$271,356,699	$0

Net fair value	$271,356,699	$0	$271,356,699	$0

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$287,674,662	$0	$287,674,662	$0

Net fair value	$287,674,662	$0	$287,674,662	$0

5. Investment in Master:

Effective February 1, 2013, all trading decisions for the Partnership are made by Aventis Asset Management, LLC (“Aventis”), as Aventis replaced SandRidge Capital, L.P. (“SandRidge”) as the Partnership’s sole trading advisor. References to the “Advisor” herein refer to SandRidge and/or Aventis, as applicable. SandRidge Partners L.P. was a special limited partner (the “Special Limited Partner”) of the Partnership and received a quarterly profit share allocation to its capital account in the Partnership in the form of units, the value of which was equal to 20% of new trading profits earned on behalf of the Partnership during each calendar quarter. Aventis will not be a special limited partner or receive a profit share allocation. Instead, effective February 1, 2013, the Partnership will pay Aventis an incentive fee, payable quarterly, equal to 20% of new trading profits, earned by Aventis for the Partnership during each calendar quarter.

On December 1, 2005, the Partnership allocated substantially all of its capital to CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,410.6191 units of SandRidge Master with cash equal to $14,477,858 and a contribution of open commodity futures and option contracts with a fair value of $(16,018). SandRidge Master was formed in order to permit accounts managed by SandRidge using its Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. On January 31, 2013, the Partnership fully redeemed its investment in SandRidge Master for cash equal to $280,445,995.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

On February 1, 2013, the Partnership allocated substantially all of its capital to MB Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in MB Master with cash equal to $262,944,186. MB Master permits accounts managed by Aventis using its Aventis Diversified Commodity Strategy, a proprietary, discretionary trading system, to invest together in one trading vehicle. References to the “Master” herein refer to SandRidge Master and/or MB Master, as applicable. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The General Partner is not aware of any material changes to Aventis Diversified Commodity Strategy during the fiscal quarter ended September 30, 2013.

For the period January 1, 2013 to January 31, 2013 all trading was conducted through SandRidge Master. Refer to Exhibit 10.10 for SandRidge Master’s liquidation audit report as of and for the period ended January 31, 2013. For the period February 1, 2013 to September 30, 2013 all trading was conducted through MB Master.

MB Master’s trading of futures, forwards, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the reported period, the Master engaged in such trading through commodity brokerage accounts maintained by CGM and/or MS&Co.

A limited partner may withdraw all or part of these capital contributions and undistributed profits, if any, from the Master as of the end of any day. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Master.

Management and incentive fees are charged at the Partnership level. All trading, exchange, clearing, user, give-up, floor brokerage, and National Futures Association fees (collectively, the “clearing fees”) are borne by the Partnership through its investment in the Master. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

At September 30, 2013, the Partnership owned approximately 84.7% of MB Master. At December 31, 2012, the Partnership owned approximately 98.4% of SandRidge Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

MB Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2013 and December 31, 2012 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2013 and 2012 are presented below. SandRidge Master’s Statements of Financial Condition and Condensed Schedule of Investments as of December 31, 2012 are included in the Partnership’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012.

MB Master Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2013	December 31, 2012
Assets:
Equity in trading account:
Cash	$292,978,782	$61,403,256
Cash margin	34,719,251	3,078,882
Net unrealized appreciation on open futures contracts	2,245,477	529,744
Options purchased, at fair value (cost $60,046,693 and $5,038,219 at September 30, 2013 and December 31, 2012, respectively)	53,229,508	4,367,549

Total trading equity	383,173,018	69,379,431
Expense reimbursement	7,854	9,584

Total assets	$383,180,872	$69,389,015

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $69,239,895 and $3,634,578 at September 30, 2013 and December 31, 2012, respectively)	$62,793,182	$3,440,869
Accrued expenses:
Clearing fees due to MS&Co.	53,394	—
Professional fees	38,865	54,991

Total liabilities	62,885,441	3,495,860

Partners’ Capital:
General Partner	—	—
Limited Partners	320,295,431	65,893,155

Total liabilities and partners’ capital	$383,180,872	$69,389,015

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

MB Master Fund L.P.

Condensed Schedule of Investments

September 30, 2013

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	2,444	$(209,705)	(0.07)%
Grains	1,050	(507,313)	(0.16)
Livestock	120	15,763	0.00 *
Softs	3,894	(75,095)	(0.02)

Total futures contracts purchased		(776,350)	(0.25)

Futures Contracts Sold
Energy	1,584	800,250	0.25
Grains	1,922	1,631,252	0.51
Livestock	79	28,647	0.01
Softs	2,884	561,678	0.18

Total futures contracts sold		3,021,827	0.95

Options Purchased
Calls
Energy	1,270	2,021,208	0.63
Grains
CBT Soybeans Dec 13 - November 14	5,189	33,044,866	10.32
Livestock	953	419,130	0.13
Metals	79	744,180	0.23
Softs	3,848	2,412,296	0.75
Puts
Energy	2,074	1,898,260	0.59
Grains	23,803	11,391,961	3.56
Livestock	1,458	445,410	0.14
Metals	158	429,760	0.13
Softs	1,985	422,437	0.13

Total options purchased		53,229,508	16.61

Options Premium Received
Calls
Energy	1,033	(2,257,916)	(0.70)
Grains
CBT Soybeans Dec 13 - November 14	5,189	(49,885,314)	(15.57)
Other	196	(607,600)	(0.19)
Livestock	635	(1,543,050)	(0.48)
Metals	79	(673,080)	(0.21)
Softs	3,579	(1,204,829)	(0.38)
Puts
Grains	22,116	(6,545,098)	(2.04)
Livestock	318	(9,540)	(0.00)*
Softs	357	(66,755)	(0.02)

Total options premium received		(62,793,182)	(19.59)

Net fair value		$(7,318,197)	(2.28)%

* Due to rounding

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2013

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

MB Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment Income:
Interest income	$13,014	$7,610	$64,284	$16,412

Expenses:
Clearing fees	1,516,762	211,101	3,415,498	591,012
Professional fees	35,466	13,847	78,565	45,319

Total expenses	1,552,228	224,948	3,494,063	636,331
Expense reimbursements	(26,743)	(40,447)	(80,964)	(134,598)

Net expenses	1,525,485	184,501	3,413,099	501,733

Net investment income (loss)	(1,512,471)	(176,891)	(3,348,815)	(485,321)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	837,823	147,772	2,242,257	2,642,648
Change in net unrealized gains (losses) on open contracts	6,012,650	1,618,240	1,822,222	206,968

Total trading results	6,850,473	1,766,012	4,064,479	2,849,616

Net income (loss)	5,338,002	1,589,121	715,664	2,364,295
Subscriptions — Limited Partners	11,874,279	16,572,685	325,995,093	16,572,685
Redemptions — Limited Partners	(26,435,515)	(1,259,514)	(72,244,197)	(3,055,745)
Distribution of interest income to feeder funds	(13,014)	(7,610)	(64,284)	(16,412)

Net increase (decrease) in Partners’ Capital	(9,236,248)	16,894,682	254,402,276	15,864,823
Partners’ Capital, beginning of period	329,531,679	37,844,578	65,893,155	38,874,437

Partners’ Capital, end of period	$320,295,431	$54,739,260	$320,295,431	$54,739,260

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The following tables summarize the valuation of the Master’s investments as of September 30, 2013 and December 31, 2012.

September 30, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$2,433,152	$(3,209,502)	$(776,350)
Options purchased	53,314,671	(85,163)	53,229,508

Total Assets	$55,747,823	$(3,294,665)	$52,453,158

Liabilities
Futures	$4,251,999	$(1,230,172)	$3,021,827
Options premium received	53,986	(62,847,168)	(62,793,182)

Total Liabilities	$4,305,985	$(64,077,340)	$(59,771,355)

Net unrealized appreciation on open futures contracts			$2,245,477
Total options purchased			$53,229,508
Total options premium received			$(62,793,182)

Net fair value			$(7,318,197)

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$681,482	$(1,840,097)	$(1,158,615)
Options purchased	4,950,115	(582,566)	4,367,549

Total Assets	$5,631,597	$(2,422,663)	$3,208,934

Liabilities
Futures	$2,194,719	$(506,360)	$1,688,359
Options premium received	157,433	(3,598,302)	(3,440,869)

Total Liabilities	$2,352,152	$(4,104,662)	$(1,752,510)

Net unrealized appreciation on open futures contracts			$529,744
Total options purchased			$4,367,549
Total options premium received			$(3,440,869)

Net fair value			$1,456,424

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The Master considers prices for exchange-traded commodity futures, forward and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2013 and December 31, 2012, the Master did not hold any derivative instruments for which market quotations are not readily available and were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$6,685,150	$6,685,150	$—	$—
Options purchased	53,229,508	53,229,508	—	—

Total assets	$59,914,658	$59,914,658	$—	$—

Liabilities
Futures	$4,439,673	$4,439,673	$—	$—
Options premium received	62,793,182	62,793,182	—	—

Total liabilities	67,232,855	67,232,855	—	—

Net fair value	$(7,318,197)	$(7,318,197)	$—	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$2,876,201	$2,876,201	$—	$—
Options purchased	5,107,548	5,107,548	—	—

Total assets	$7,983,749	$7,983,749	$—	$—

Liabilities
Futures	$2,346,457	$2,346,457	$—	$—
Options premium received	4,180,868	4,180,868	—	—

Total liabilities	6,527,325	6,527,325	—	—

Net fair value	$1,456,424	$1,456,424	$—	$—

Financial Highlights of the Master:

Ratios to average net assets for the three and nine months ended September 30, 2013, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Ratios to average net assets:
Net investment income (loss)[2]	(1.8	)[1]%	(1.5	)[1]%	(1.5	)[1]%	(1.6	)[1]%

Operating expenses	1.9	[1],[3]%	1.6	[1]%	1.5	[1,3]%	1.6	[1]%

Total return	1.6%		4.0%		0.3%		6.1%

[1]	Annualized.

[2]	Interest income less total expenses.

[3]	Percentages are annualized and after expense reimbursements (equal to 0.03% and 0.04%, respectively).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of September 30, 2013 and December 31, 2012.

	September 30, 2013
Assets
Futures Contracts
Energy	$1,201,540
Grains	1,834,762
Livestock	44,410
Softs	3,604,438

Total unrealized appreciation on open futures contracts	$6,685,150

Liabilities
Futures Contracts
Energy	$(610,995)
Grains	(710,823)
Softs	(3,117,855)

Total unrealized depreciation on open futures contracts	$(4,439,673)

Net unrealized appreciation on open futures contracts	$2,245,477	*

Assets
Options Purchased
Energy	$3,919,468
Grains	44,436,826
Livestock	864,540
Metals	1,173,940
Softs	2,834,734

Total options purchased	$53,229,508	**

Liabilities
Options Premium Received
Energy	$(2,257,916)
Grains	(57,038,011)
Livestock	(1,552,590)
Metals	(673,080)
Softs	(1,271,585)

Total options premium received	$(62,793,182	)***

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.
***	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2013

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

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2013 and 2012.

Sector	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Currencies	$(2,484)		$—		$(2,484)		$—
Energy	(5,190,937)		(1,270,870)		(9,697,122)		(2,453,234)
Grains	10,215,677		1,963,469		14,560,401		3,880,355
Livestock	(1,530,435)		135,389		(4,025,931)		7,925
Metals	224,555		(64,825)		422,380		(119,575)
Softs	3,134,097		1,002,849		2,807,235		1,534,145

Total	$6,850,473	****	$1,766,012	****	$4,064,479	****	$2,849,616	****

****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward and option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s/Master’s contracts are traded OTC, although contracts may be traded OTC in the future.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the period, as CGM and/or MS&Co. or their affiliates were counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co., the Partnership’s/Master’s counterparty is an exchange or clearing organization. The Partnership/Master continue to be subject to such risks.

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

September 30, 2013

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

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forward and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2013 and December 31, 2012, the Master did not hold any derivative instruments for which market quotations are not readily available and were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

September 30, 2013

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than that referenced in Note 3 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts, consisting of cash, cash margin, net unrealized appreciation on open futures contracts and options purchased, at fair value. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2013.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2013, Partnership capital decreased 5.1% from $278,221,748 to $264,130,789. This decrease was attributable to the redemption of 36,944.8510 Redeemable Units totaling $54,314,313, coupled with the net loss of $11,195,916, which was partially offset by the subscriptions of 35,063.8580 Redeemable Units totaling $51,419,270. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on futures trading, interest income, expenses, redemptions of units and distributions of profits, if any.

For the nine months ended September 30, 2013, the Master’s capital increased 386.1% from $65,893,155 to $320,295,431. This increase was attributable to the subscriptions totaling $325,995,093, coupled by a net income of $715,664, which was partially offset by a redemption of $72,244,197 and the distribution of interest income to feeder funds totaling $64,284. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 7 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s third quarter of 2013, the net asset value per unit increased 0.2% from $1,427.80 to $1,430.08 as compared to a decrease of 7.6% in the third quarter of 2012. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2013 of $5,790,632. Gains were primarily attributable to the Master’s trading of commodity futures in grains, metals and softs and were partially offset by losses in energy and livestock. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and expenses in the third quarter of 2012 of $18,858,427. Losses were primarily attributable to the Master’s trading of commodity futures and other derivatives of NYMEX Natural Gas and was partially offset by gains in ICE Natural Gas.

During the third quarter of 2013, the most significant gains were experienced in the grain markets during September from short positions in soybean futures as prices moved lower as U.S. farmers produced strong soybean yields. Additional gains were made in July from short corn futures positions as prices decreased as weather and improved soil conditions boosted prospects for a record crop in the U.S. Within the soft commodities markets, gains in July and August were mostly attributed to long cocoa positions as prices climbed higher due to concern dry weather in top growing region West Africa may damage the next crop and increased demand due to higher chocolate production. Within the metals complex, small gains were captured in early July from long copper futures as prices advanced following reports manufacturing rebounded in the U.S., the world’s biggest metals consumer after China. A portion of the Partnership’s gains during the quarter was offset by losses incurred within the energy sector from short crude oil futures positions as prices moved higher after geopolitical tensions in the Middle East raised supply concerns. Within the livestock sector, losses were experienced during the quarter from short positions in live cattle and hog futures as prices increased on speculation of a decrease in livestock supplies.

During the Partnership’s nine months ended September 30, 2013, the net asset value per unit decreased 4.1% from $1,491.19 to $1,430.08 as compared to an increase of 4.3% in the nine months ended September 30, 2012. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2013 of $3,292,820. Gains were primarily attributable to the Master’s trading of commodity futures in grains, metals and softs and were partially offset by losses in energy and livestock. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2012 of $28,281,449. Gains were primarily attributable to the Master’s trading of commodity futures and other derivatives of NYMEX Natural Gas and was partially offset by gains in ICE Natural Gas.

During the nine months ended September 30, 2013, the most significant losses were recorded within the energy complex during March from short futures positions in natural gas as prices rallied to a 19-month high on forecasts of colder-than-normal weather in the U.S. Additional energy losses were incurred during June through August from short positions in crude oil futures as prices moved higher as geopolitical tensions in the Middle East raised supply concerns. Within the livestock sector, losses were experienced during March from long positions in live cattle futures as prices declined on speculation of weaker U.S. demand. During the third quarter, the Partnership incurred further losses in livestock futures as prices increased on speculation of a decrease in supplies. The Partnership’s losses during the first nine months of the year were offset by gains achieved within the grains markets during June, July and September from short positions in corn and soybean futures as prices declined on ideal growing weather in the U.S. and strong crop yields. Within the soft commodities markets, gains in June through August were mostly attributed to long cocoa positions as prices climbed higher due to concern dry weather in top growing region West Africa may damage the next crop and increased demand due to higher chocolate production. Within the metals complex, Federal Open Market Committee Chairman Ben Bernanke’s dovish reassurances pushed back concerns regarding the tapering of quantitative easing programs in July, causing the U.S. dollar to decrease and gold to increase as a store of value.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM/MS & Co. based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and nine months ended September 30, 2013 decreased by $27,319 and $40,779, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is due to lower U.S. Treasury bill rates and lower average net assets during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Master account and upon interest rates over which the Partnership, the Master and CGM/MS & Co. have no control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three and nine months ended September 30, 2013, decreased by $241,718 and $1,040,055, respectively, as compared to the corresponding periods in 2012. The decrease in brokerage fees is due to lower average net assets during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended decreased by $468,557 and $1,693,794, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and nine months ended September 30, 2013 decreased by $32,094 and $139,930, respectively, as compared to the corresponding periods in 2012. The decrease in administrative fees is due to lower average net assets during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2013 and 2012, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Exchange margin requirements have been used by the Master as the measure of its Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealer and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and the economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2013 and December 31, 2012, and the highest, lowest and average value during the three months ended September 30, 2013, and during the twelve months ended December 31, 2012. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

As of September 30, 2013, the Master’s total capitalization was $320,295,431 and the Partnership owned approximately 84.7% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2013 was as follows:

September 30, 2013

			Three months ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$4,912,263	1.53%	$5,376,667	$134,333	$3,158,036
Grains	26,251,933	8.20%	27,533,386	3,412,654	21,238,850
Livestock	1,457,162	0.46%	2,127,857	4,071	666,635
Metals	58,973	0.02%	484,988	58,973	19,658
Softs	3,080,722	0.96%	3,779,458	115,103	2,912,919

Total	$35,761,053	11.17%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co is a wholly-owned, indirect subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

In addition to the matters described in those filings, in the normal course of business, each of MS and MS&Co has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of MS and MS&Co is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including MS and MS&Co.

MS&Co is a Delaware corporation with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co is registered as a futures commission merchant and is a member of the National Futures Association.

There have been no material administrative, civil or criminal actions within the past five years against MS&Co or any of its individual principals and no such actions are currently pending, except as follows.

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

On June 5, 2012, MS&Co consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (the “CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co violated CME Rules 432.Q and 538 and fined MS&Co $750,000 and CBOT found that MS&Co violated CBOT Rules 432.Q and 538 and fined MS&Co $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, MS&Co believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co or sold to plaintiff’s affiliates’ clients by MS&Co in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, MS&Co believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied

MS&Co’s motion to dismiss the complaint and on March 21, 2011, MS&Co appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. MS&Co filed its answer on December 21, 2012. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, MS&Co filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus post-judgment interest, fees and costs. MS&Co may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. A complaint against MS&Co and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, MS& Co. filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, MS&Co filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, MS&Co believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co, as a major futures commission merchant and broker-dealer, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co may establish reserves from time to time in connections with such actions.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2013, there were subscriptions of 6,449.0760 Redeemable Units totaling $9,253,765. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, swap and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013	4,445.6070	$1,458.53	N/A	N/A
August 1, 2013 - August 31, 2013	1,746.9950	$1,414.85	N/A	N/A
September 1, 2013 - September 30, 2013	4,129.8590	$1,430.08	N/A	N/A
	10,322.4610	$1,439.76

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures — Not Applicable.

Item 5. Other Information — Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM and CGM ceased acting as a selling agent for the Partnership. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management will receive a selling agent fee equal to 3.75% per year of the Partnership’s month-end net assets. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sell redeemable units in the Partnership.

Item 6. Exhibits

Exhibit

3.1 (a)	Certificate of Limited Partnership dated April 15, 2005 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership Agreement dated September 2, 2011 (filed as Exhibit 3.1(f) to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated January 28, 2013 (file as Exhibit 3.1 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

(h)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Fourth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

10.1 (a)	Advisory Agreement among the Partnership, the General Partner and SandRidge Capital, L.P. (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Letter from the General Partner to SandRidge Capital, L.P. extending the Advisory Agreement through June 30, 2012 (filed as Exhibit 10.1(b) to the Annual Report on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.2 (a)	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Addendum to the Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3	Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.5	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, the General Partner and Aventis Asset Management, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

10.7 (a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(a) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.8	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and MSWM, effective October 1, 2013 (filed herewith).

10.9	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective September 4, 2013 (filed herewith).

10.10	Financial Statements of CMF SandRidge Master Fund L.P. (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Premier Aventis II L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date: November 14, 2013

By:	/s/ Alice Lonero
Alice Lonero
Chief Financial Officer (Principal Accounting Officer)

Date: November 14, 2013