Form 10-K
period 2013-12-31
MANAGED FUTURES PREMIER AVENTIS II L.P.
filed 2014-03-28
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes            No  X

Limited Partnership Redeemable Units with an aggregate value of $266,243,527 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2014, 171,561.2527 Limited Partnership Redeemable Units were outstanding.

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

Subscriptions and redemptions of Redeemable Units and general partner contributions and redemptions for the years ended December 31, 2013, 2012 and 2011 are reported in the Statements of Changes in Partners’ Capital on page 31 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings, and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became General Partner’s owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2013, all trading decisions for the Partnership are made by the Advisor (defined below).

During the period covered by this report, the Partnership’s commodity brokers were Morgan Stanley & Co. LLC (“MS&Co.”) and Citigroup Global Markets Inc. (“CGM”).

On December 1, 2005, the Partnership allocated substantially all of its capital to CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,410.6191 units of SandRidge Master with cash equal to $14,477,858 and a contribution of open commodity futures and option contracts with a fair value of $(16,018). SandRidge Master was formed in order to permit commodity pools managed by SandRidge Capital, L.P. (“SandRidge”) using its Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. On January 31, 2013, the Partnership fully redeemed its investment in SandRidge Master for cash equal to $280,445,995. On February 1, 2013, the Partnership allocated substantially all of its capital to MB Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in MB Master with cash equal to $262,944,186. MB Master was formed in order to permit accounts managed by Aventis Asset Management, LLC (“Aventis”) using its Aventis Diversified Commodity Strategy, a proprietary, discretionary trading program to invest together in one trading vehicle. References to the “Advisor” herein refer to SandRidge and/or Aventis, as applicable. A description of the trading activities and focus of the Advisor is included on page 15 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” References to the “Master” herein refer to SandRidge Master and/or MB Master, as applicable. The General Partner is also the general partner of the Master. Individual and pooled accounts managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through a master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The financial statements of the Master, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

For the period January 1, 2013 through December 31, 2013, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2013 and 2012, the Partnership owned approximately 85.4% and 98.4%, respectively, of the Master. During the periods covered by this report, the performance of the Partnership was directly affected by the performance of the Master.

The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. During the period covered by this report, the Master engaged in such trading through a commodity brokerage account maintained with CGM and/or MS&Co.

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

The General Partner and the Partnership entered into an advisory agreement with SandRidge (the “SandRidge Advisory Agreement”), a registered commodity trading advisor. SandRidge was not affiliated with the General Partner, CGM and MS&Co. and was not responsible for the organization or operation of the Partnership. Pursuant to the terms of the SandRidge Advisory Agreement, the Partnership paid SandRidge a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to SandRidge. Month-end Net Assets, for the purpose of calculating management fees were Net Assets, as defined in the third amended and restated limited partnership agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. The SandRidge Advisory Agreement terminated on January 15, 2013. The General Partner, on behalf of the Partnership, has entered into a management agreement with Aventis (the “Aventis Management Agreement”), a registered commodity trading advisor. Aventis is not affiliated with the General Partner, CGM and MS&Co. and was not responsible for the organization or operation of the Partnership. The Partnership pays Aventis a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets allocated to Aventis. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. The Aventis Management Agreement could be terminated upon notice by either party.

In addition, Aventis will receive an incentive fee, the value of which will be equal to 20% of the New Trading Profits, as defined in the Aventis Management Agreement, earned on behalf of the Partnership during each calendar quarter.

SandRidge Partners L.P. was a special limited partner (the “Special Limited Partner”) of the Partnership and received a quarterly profit share allocation to its capital account in the Partnership in the form of Redeemable Units of the Partnership, the value of which was equal to 20% of New Trading Profits, as defined in the SandRidge Advisory Agreement, earned on behalf of the Partnership during each calendar quarter and were issued as Special Limited Partner unit equivalents. Aventis will not receive an incentive fee until Aventis recovers the net loss incurred prior to the date of the Aventis Management Agreement and earns new trading profits for the Partnership. References to the “Management Agreement” herein refers to the SandRidge Advisory Agreement and/or the Aventis Management Agreement, as applicable.

During the third quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”). Under the MS&Co. Customer Agreement, the Partnership will pay trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees”) through its investment in the Master. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Master. All of the Partnership’s assets not held in the Master’s account at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable share of the Master’s) brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement gives the Partnership the legal right to net unrealized gains and losses on open futures contracts and exchange-cleared swaps (the Master is also a party to a customer agreement with MS&Co., which gives the Master the same right). The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

During the fourth quarter of 2014, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 3.75% per year of month-end Net Assets. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to other properly licensed and/or registered selling agents and to financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, incentive fee accrued, the General Partner’s administrative fee and other expenses and redemptions or distributions as of the end of such month.

Prior to and for part of the third quarter of 2013, the Partnership was a party to a Customer Agreement with CGM (the “CGM Customer Agreement”). Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 5/6 of 1.00% (3.75% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, management fee, profit share allocation accrual, the General Partner’s administrative fee, other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees,” and together with the MS&Co. clearing fees, the “clearing fees”) through its investment in the Master. CGM clearing fees were allocated to the Partnership based on its proportionate share of the Master. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by CFTC regulations. CGM paid the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Master’s brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined. The CGM Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures contracts and exchange-cleared swaps (the Master was also a party to a customer agreement with CGM, which gave the Master the same right). The Partnership has terminated the CGM Customer Agreement.

Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2013 was $259,723,302.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including ongoing selling agent fees, clearing fees, the general partner’s administrative fees and management fees.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that swaps be traded on an exchange or a swap execution facility, and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

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

In November 2013, the CFTC proposed new rules that, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisor’s trading for the Partnership.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB Holdings.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of Morgan Stanley and MS&Co. is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including Morgan Stanley and MS&Co.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of NFA.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS&Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

On June 2, 2009, Morgan Stanley executed a final settlement with the Office of the New York State Attorney General in connection with its investigation relating to the sale of auction rate securities. Morgan Stanley agreed, among other things to: (1) repurchase at par illiquid auction rate securities that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold auction rate securities below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of auction rate securities; and (5) pay a total penalty of $35 million. On August 13, 2008, Morgan Stanley reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position. Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange and Chicago Board of Trade as exchanges for related positions in violation of Chicago Mercantile Exchange and Chicago Board of Trade rules because those trades lacked the corresponding and related cash, over-the-counter swap, over-the-counter option, or other over-the-counter derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the Chicago Mercantile Exchange and Chicago Board of Trade in which the Chicago Mercantile Exchange found that MS&Co. violated Chicago Mercantile Exchange Rules 432.Q and 538 and fined MS&Co. $750,000 and Chicago Board of Trade found that MS&Co. violated Chicago Board of Trade Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $58 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $58 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $316 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $316 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff’s affiliates’ clients by MS&Co. in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 collateralized debt obligation. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 collateralized debt obligation to CDIB, and that MS&Co. knew that the assets backing the collateralized debt obligation were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied MS&Co.’s motion to dismiss the complaint and on March 21, 2011, MS&Co. appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $94 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $94 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $68 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $68 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $116 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $116 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. A complaint against MS&Co. and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $648 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $648 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $79 million, and the certificates had incurred actual losses of $0.7 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $79 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $225 million, and the certificates had incurred actual losses of $23 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $225 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co, as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co may establish reserves from time to time in connections with such actions.

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2014, was 2,750.

(c)	Dividends. The Partnership did not declare any distributions in 2013 or 2012. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensatory Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities — Use of Proceeds from Registered Securities. For the year ended December 31, 2013, there were subscriptions of 40,735.2062 Redeemable Units totaling $59,560,140. For the year ended December 31, 2012, there were subscriptions of 14,147.1525 Redeemable Units totaling $21,273,577. For the year ended December 31, 2011, there were subscriptions of 10,354.9518 Redeemable Units totaling $13,654,820.

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

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 - October 31, 2013	2,448.3790	$1,428.55	N/A	N/A
November 1, 2013 - November 30, 2013	4,115.8870	$1,416.57	N/A	N/A
December 1, 2013- December 31, 2013	3,636.7570	$1,448.01	N/A	N/A
	10,201.0230	$1,430.65	N/A	N/A
*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, and total assets at December 31, 2013, 2012, 2011, 2010 and 2009 were as follows:

	2013	2012	2011	2010	2009
Net realized and unrealized trading gains (losses) net of expenses allocated from the Master and brokerage/ongoing selling agent fees of $10,101,692, $11,349,994, $11,750,193, $17,510,544 and $15,712,498, respectively	$(2,509,318)	$28,447,064	$35,722,080	$(113,408,742)	$57,088,217
Interest income allocated from Master	78,603	146,336	88,938	409,291	276,735

	$(2,430,715)	$28,593,400	$35,811,018	$(112,999,451)	$57,364,952

Net income (loss) before allocation to Special Limited Partner	$(7,956,027)	$20,879,870	$27,627,357	$(124,945,780)	$46,693,535

Allocation to Special Limited Partner	$—	$—	$—	$—	$(6,371,890)

Net income (loss) after allocation to Special Limited Partner	$(7,956,027)	$20,879,870	$27,627,357	$(124,945,780)	$40,321,645

Increase (decrease) in net asset value per unit	$(43.18)	$100.25	$123.85	$(378.64)	$178.97

Net asset value per unit	$1,448.01	$1,491.19	$1,390.94	$1,267.09	$1,645.73

Total assets	$266,296,505	$287,857,776	$290,833,626	$402,501,983	$479,968,308

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

The General Partner manages all business of the Partnership. The General Partner delegated its responsibility for the investment of the Partnership’s assets to Aventis. The General Partner engages a team of approximately 35 professionals, whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use propriety technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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

Aventis Asset Management, LLC

Effective February 1, 2013, Aventis serves as the Partnership’s sole trading advisor. Aventis trades the Partnership’s assets in accordance with its Aventis Diversified Commodity Strategy. The Aventis Diversified Commodity Strategy is a proprietary trading program developed and refined by Aventis. Aventis synthesizes disparate fundamental views and technical indicators overlaid with strict risk management policies on a position, sector and portfolio basis. Aventis has traded its Aventis Diversified Commodity Strategy for client accounts since September 2006. The Aventis Diversified Commodity Strategy has the following characteristics:

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

•

Spread Trading: Approximately 60% of trading activity will be based on calendar, intra-market and inter-market spreads. Intra-market spreads are where one is simultaneously long and short different delivery months of the same contract (i.e., long April Live Cattle versus short June Live Cattle). Inter-market spreads are where one is long one contract and simultaneously short a completely different contract (i.e., long December Natural Gas and short December Crude Oil).

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

The Aventis Diversified Commodity Strategy is a proprietary and confidential program, and the foregoing description is, of necessity, general and is not intended to be exhaustive. Consequently, you will not be able to determine the full details of the program, or whether the program is being followed. There can be no assurance that any trading strategy of Aventis will produce profitable results or will not result in losses. As a managed futures partnership, the Partnership’s/Master’s performance is dependent upon the successful trading of the Advisor to achieve the Partnership’s/Master’s objectives. It is the business of the General Partner to monitor the Advisor’s performance to assure compliance with the Partnership’s/Master’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s/Master’s objectives. Based on 2013 results, the General Partner believes that both Aventis and the Aventis Diversified Commodity Strategy meet the Partnership’s/Master’s objectives.

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts, consisting of cash and cash margin and net unrealized appreciation on futures contracts, options and swaps contracts, as applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2013.

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

(iii)	The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership does not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership does not utilize borrowings other than short-term borrowings if the Partnership takes delivery of any cash commodities.

(vi)	The Partnership may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. The terms “spread” and “straddle” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

From January 1, 2013 through December 31, 2013, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 10.4%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Master’s current contracts are traded OTC, although contracts may be traded OTC in the future.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period, as CGM and/or MS&Co. or their affiliates were the counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co., the Partnership’s/Master’s counterparty is an exchange or clearing organization. The Partnership/Master continue to be subject to such risk with respect to MS&Co.

SandRidge concentrated the Partnership’s/Master’s trading in energy-related markets. Concentration in a limited number of commodity interests may have subjected the Partnership’s/Master’s account to greater volatility than if a more diversified portfolio of contracts were traded on behalf of the Partnership/Master. Since February 1, 2013, Aventis has traded a more diversified portfolio of contracts on behalf of the Partnership/Master.

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

Other than the risks inherent in commodity futures, forwards, options and swaps trading, the General Partner knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Master’s liquidity increasing or decreasing in any material way.

(b) Capital resources.

(i) The Partnership has made no material commitments for capital expenditures.

(ii) The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or losses allocated from the Master on trading and by expenses, interest income allocated from the Master, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, ongoing selling agent fees, clearing fees, advisory fees and administrative fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by the Partnership’s commodity broker is dependent upon interest rates over which neither the Partnership nor the commodity broker has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2013, 47,145.8740 Redeemable Units were redeemed totaling $68,908,448 and 800.7772 Redeemable Units of Special Limited Partner Interest were redeemed totaling $1,194,111. For the year ended December 31, 2012, 32,440.6716 Redeemable Units were redeemed totaling $48,857,272 and 548.7470 General Partner unit equivalents were redeemed totaling $800,736. For the year ended December 31, 2011, 102,641.9981 Redeemable Units were redeemed totaling $132,738,121 and 699.5662 General Partner unit equivalents were redeemed totaling $925,000.

For the year ended December 31, 2013, there were subscriptions of 40,735.2062 Redeemable Units totaling $59,560,140. For the year ended December 31, 2012, there were subscriptions of 14,147.1525 Redeemable Units totaling $21,273,577. For the year ended December 31, 2011, there were subscriptions of 10,354.9518 Redeemable Units totaling $13,654,820.

(c) Results of Operations.

For the year ended December 31, 2013, the net asset value per unit decreased 2.9% from $1,491.19 to $1,448.01. For the year ended December 31, 2012, the net asset value per unit increased 7.2% from $1,390.94 to $1,491.19. For the year ended December 31, 2011, the net asset value per unit increased 9.8% from $1,267.09 to $1,390.94.

The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses of $11,955,236 for the year ended December 31, 2013. Gains were primarily attributable to the Master’s trading of energy and grains, and were partially offset by losses in currencies and livestock. The net trading gain or loss for the Partnership is discussed on page 30 under “Item 8. Financial Statements and Supplementary Data.”

During the year, the Partnership recorded a loss in Net Asset Value per Unit as trading gains in grains, soft commodities, and energies were offset by losses within the livestock and metals sectors. The most significant gains were achieved within the grains market during June, July, and September from short positions in corn and soybean futures as prices declined on ideal growing weather in the U.S. and strong crop yields. Further gains in this sector were recorded from short positions during February. Within the soft commodities markets, gains in June through November were mostly attributed to long cocoa futures positions as prices climbed higher due to concern dry weather in West Africa, the world’s top growing region for cocoa, would potentially damage crops and amid increased demand due to higher chocolate production. Within the energy complex, gains were experienced from long natural gas positions in December as cold weather encouraged a rally in futures prices, options, and calendar spreads. Additional gains in this sector were the result of a short bias in crude oil during October. The Partnership’s gains for the year were offset by losses recorded within the livestock market, primarily during March, from long positions in live cattle futures as prices declined on speculation of weaker U.S. demand. During the third quarter, the Partnership incurred further losses in livestock futures as prices increased on speculation of a decrease in supplies. During October, losses in livestock were attributed to nervousness in the hogs market amid a spreading virus flowed over to the cattle pit and prompted a short covering rally, which hurt Aventis’ spread position. Within the metals complex, losses were recorded in October from short positions in gold futures as prices moved higher during the U.S. Government shutdown as investors sought the safety of the precious metal as a store of value.

The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses of $40,915,179 for the year ended December 31, 2012. Gains were primarily attributable to the Master’s trading of NYMEX Natural Gas and was partially offset by losses in ICE Natural Gas.

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

During the reporting period, interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days or at the 4-week U.S. Treasury bill discount rate. Interest income allocated from the Master for the three and twelve months ended December 31, 2013 decreased by $26,954 and $67,733, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is due to lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Master account and upon interest rates over which the Partnership, the Master and the commodity broker had no control.

Ongoing selling agent/brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent/brokerage fees for the three and twelve months ended December 31, 2013 decreased by $193,245 and $1,248,302, respectively, as compared to the corresponding periods in 2012. The decrease in ongoing selling agent/brokerage fees is due to lower average net assets during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2013 decreased by $434,443 and $2,128,237, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to lower average net assets during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and twelve months ended December 31, 2013 decreased by $25,667 and $165,597, respectively, as compared to the corresponding periods in 2012. The decrease in administrative fees is due to lower average net assets during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012.

Special Limited Partner profit share allocations/incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the respective SandRidge and Aventis Advisory Agreements. There were no profit share allocations made or incentive fees paid for the three and twelve months ended December 31, 2013 and 2012. Aventis will not earn an incentive fee until Aventis recovers the net loss incurred prior to the date of the Aventis Management Agreement and earns new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses related to the offering. Professional fees for the years ended December 31, 2013 and 2012 were $196,709 and $108,892, respectively.

The Partnership pays other expenses, which generally include certain offering costs and filing, reporting and data processing fees. Other expenses for the years ended December 31, 2013 and 2012 were $83,452 and $65,653, respectively.

The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses of $48,115,678 for the year ended December 31, 2011. Gains were primarily attributable to the Master’s trading of NYMEX Natural Gas and was partially offset by losses in ICE Natural Gas.

The Partnership profited during the year as gains were recorded from short futures positions in natural gas. The most significant gains were recorded from short futures positions in the front-end of the natural gas curve in June as prices fell due to weather patterns beginning to normalize and relatively mild temperatures across the United States. The Partnership also recorded gains from short futures positions in natural gas during July as bearish storage injection numbers from the Energy Information Administration (“EIA”) helped push natural gas prices lower despite the seasonably warm weather. Further gains were recorded from short futures positions in natural gas during May as a sharp reversal in natural gas prices benefited the Partnership as the spot price fell from a high of $4.739 to a low of $4.111 in the front-end of the natural gas curve due to mild weather across the United States. The Partnership recorded significant gains in February from short futures positions in natural gas as prices traded sharply lower during the first half of the month as continued production and increased oversupply benefited the Partnership’s bearish positioning. Modest gains were recorded by the Partnership during August as short futures positions in the front-end of the natural gas curve continued to profit as prices declined amid increased supply throughout the United States, despite warmer than normal temperatures in the Southeast and Southwest part of the country. Natural gas prices in the front-end of the curve declined from approximately $4.500 in July to $3.853 in August. Finally, the Partnership also benefited from short futures positions in natural gas during September as prices declined from $4.097 to $3.666 towards the end of the month. A portion of the Partnership’s gains during the year was offset by losses in January as short futures positions in the front-end of the natural gas curve were negatively impacted given the increased volatility in the weather and the abnormally cold temperatures in the mid-continent and the west coast of the United States, as anticipation of a significantly colder winter than originally anticipated affected demand. Further losses were incurred by the Partnership in March as short futures positions in the front-end of the natural gas curve incurred losses as prices rose amidst a very cold end to winter throughout the United States.

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

(g) Critical Accounting Policies.

Partnership’s Investments. The Partnership’s investment in the Master is stated at fair value, which is based on (1) the Partnership’s net contribution to the Master and (2) its allocated share of the undistributed profits and losses, including realized gains/losses and the change in net unrealized gains/losses, of the Master. The Master values its investments as described in Note 2, “Accounting Policies,” on the Master’s financial statements contained elsewhere in this report.

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standard Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

The Partnership values its investments in the Master with no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2013 and 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2013 and 2012, the Master did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2. The gross presentation of the fair value of the Master’s derivatives by instrument is shown in Note 4, “Trading Activities” in the Notes to the Financial Statements in Item 8 herein.

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

The fair value of the Master’s futures and forward positions does not have any optionality component. However, the Advisor may trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Master in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. Effective January 31, 2013, however, the Partnership redeemed its investment in SandRidge Master. The following table indicates the trading Value at Risk associated with MB Master’s open positions by market category as of December 31, 2013, and the highest, lowest and average value at any point during the year. All open position trading risk exposures of MB Master have been included in calculating the figures set forth below. As of December 31, 2013, MB Master’s total capitalization was $311,830,637 and the Partnership owned approximately 85.4% of MB Master. The Partnership invested substantially all of its assets in MB Master. The MB Master’s Value at Risk as of December 31, 2013 was as follows:

	December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$2,107,890	0.68%	$5,376,667	$31,064	$2,306,186
Grains	8,052,314	2.58%	28,467,091	1,828,318	16,119,089
Livestock	2,105,527	0.67%	2,561,898	4,071	1,622,197
Metals	432,274	0.14%	484,988	58,973	65,658
Softs	1,754,855	0.56%	3,779,458	115,103	2,393,541

Total	$14,452,860	4.63%

*	Annual average of month-end Value at Risk.

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

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Master is typically many times the applicable maintenance margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirements on short notice) as well as many times the capitalization of the Master. The magnitude of the Master’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Master to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Master — give no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Master as of December 31, 2013, by market sector.

Metals. The Master’s primary metal market exposure is to fluctuations in the price of gold, silver, platinum and palladium.

Softs. The Master’s primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, coffee, sugar and cotton accounted for the bulk of the Master’s commodity exposure.

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

Grains. The Master’s commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions.

Livestock. Live cattle and lean hog accounted for the bulk of the Master’s commodity exposure.

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

Item 8. Financial Statements and Supplementary Data.

MANAGED FUTURES PREMIER AVENTIS II L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2013, 2012, and 2011; Statements of Financial Condition at December 31, 2013 and 2012; Statements of Income and Expenses for the years ended December 31, 2013, 2012, and 2011; Statements of Changes in Partners’ Capital for the years ended December 31, 2013, 2012, and 2011; and Notes to Financial Statements.

To the Limited Partners of

Managed Futures Premier Aventis II L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Alper Daglioglu
President and Director
Ceres Managed Futures LLC
General Partner,
Managed Futures Premier Aventis II L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, NY 10036
(855) 672-4468

Management’s Report on Internal Control over

Financial Reporting

The management of Managed Futures Premier Aventis II L.P. (formerly, Bristol Energy Fund L.P.) (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Managed Futures Premier Aventis II L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2013 based on the criteria referred to above.

Alper Daglioglu President and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier Aventis II L.P.	Alice Lonero Chief Financial Officer Ceres Managed Futures LLC General Partner, Managed Futures Premier Aventis II L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Managed Futures Premier Aventis II, L.P.:

We have audited the accompanying statements of financial condition of Managed Futures Premier Aventis II, L.P. (the “Partnership”) as of December 31, 2013 and 2012, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Managed Futures Premier Aventis II, L.P. as of December 31, 2013 and 2012, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2014

Managed Futures Premier Aventis II L.P.

Statements of Financial Condition

December 31, 2013 and 2012

	2013	2012
Assets:
Investment in Master, at fair value (Note 1)	$266,266,592	$287,674,662
Cash (Note 3c)	29,913	183,114

Total assets	$266,296,505	$287,857,776

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3c)	$832,177	$899,556
Management fees (Note 3b)	331,790	478,111
Administrative fees (Note 3a)	110,597	119,528
Professional fees	19,660	66,199
Other	12,918	25,433
Redemptions payable (Note 5)	5,266,061	8,047,201

Total liabilities	6,573,203	9,636,028

Partners’ Capital: (Notes 1 and 5)
General Partner, 2,098.5145 unit equivalents outstanding at December 31, 2013 and 2012	3,038,670	3,129,284
Special Limited Partner, 0.0000 and 800.7772 Redeemable Units outstanding at December 31, 2013 and 2012, respectively	—	1,194,111
Limited Partners, 177,267.3287 and 183,677.9965 Redeemable Units outstanding at December 31, 2013 and 2012, respectively	256,684,632	273,898,353

Total partners’ capital	259,723,302	278,221,748

Total liabilities and partners’ capital	$266,296,505	$287,857,776

Net asset value per unit	$1,448.01	$1,491.19

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Statements of Income and Expenses

for the years ended

December 31, 2013, 2012 and 2011

	2013	2012	2011
Investment Income:
Interest income allocated from Master (Note 3c)	$78,603	$146,336	$88,938

Expenses:
Expenses allocated from Master	4,362,862	1,118,121	643,405
Ongoing selling agent fees (Note 3c)	10,101,692	11,349,994	11,750,193
Management fees (Note 3b)	3,902,950	6,031,187	6,245,009
Administrative fees (Note 3a)	1,342,201	1,507,798	1,561,252
Professional fees	196,709	108,892	199,123
Other	83,452	65,653	178,277

Total expenses	19,989,866	20,181,645	20,577,259

Net investment income (loss)	(19,911,263)	(20,035,309)	(20,488,321)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	7,387,671	35,243,202	7,298,225
Change in net unrealized gains (losses) on open contracts allocated from Master	4,567,565	5,671,977	40,817,453

Total trading results allocated from Master	11,955,236	40,915,179	48,115,678

Net income (loss)	$(7,956,027)	$20,879,870	$27,627,357

Net income (loss) per unit (Note 6)*	$(43.18)	$100.25	$123.85

Weighted average units outstanding	184,840.3100	200,183.1809	233,716.1869

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2013, 2012 and 2011

	Limited Partners	Special Limited Partner	General Partner	Total
Partners’ Capital at December 31, 2010	$372,851,864	$1,014,657	$4,240,732	$378,107,253
Net income (loss) available for pro rata distribution	27,161,731	99,176	366,450	27,627,357
Subscriptions of 10,354.9518 Redeemable Units	13,654,820	—	—	13,654,820
Redemptions of 102,641.9981 Redeemable Units and 699.5662 General Partner unit equivalents	(132,738,121)	—	(925,000)	(133,663,121)

Partners’ Capital at December 31, 2011	280,930,294	1,113,833	3,682,182	285,726,309
Net income (loss) available for pro rata distribution	20,551,754	80,278	247,838	20,879,870
Subscriptions of 14,147.1525 Redeemable Units	21,273,577	—	—	21,273,577
Redemptions of 32,440.6716 Redeemable Units and 548.7470 General Partner unit equivalents	(48,857,272)	—	(800,736)	(49,658,008)

Partners’ Capital at December 31, 2012	273,898,353	1,194,111	3,129,284	278,221,748
Net income (loss) available for pro rata distribution	(7,865,413)		(90,614)	(7,956,027)
Subscriptions of 40,735.2062 Redeemable Units	59,560,140	—	—	59,560,140
Redemptions of 47,145.8740 Redeemable Units and 800.7772 Redeemable Units of Special Limited Partner Interest	(68,908,448)	(1,194,111)	—	(70,102,559)

Partners’ Capital at December 31, 2013	$256,684,632	$—	$3,038,670	$259,723,302

Net asset value per unit:

2011:	$1,390.94

2012:	$1,491.19

2013:	$1,448.01

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

December 31, 2013

1.	Partnership Organization:

Managed Futures Premier Aventis II L.P. (formerly known as Bristol Energy Fund L.P.) (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of commodity interests on U.S. and international futures, options on futures and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner (defined below). Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have significant exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The commodity interests that are traded by the Partnership, through its investment in MB Master Fund L.P. (“MB Master”), are volatile and involve a high degree of market risk. During the initial offering period, the Partnership sold 11,925 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continously offers Redeemable Units to qualified investors. There is no maximum number of units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings, and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2013, all trading decisions for the Partnership are made by the Advisor (defined below).

During the period covered by this report, the Partnership’s/Master’s commodity brokers were Citigroup Global Markets Inc. (“CGM”) and Morgan Stanley & Co. LLC (“MS&Co.”).

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

On February 1, 2013, the Partnership allocated substantially all of its capital to MB Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in MB Master with cash equal to $262,944,186. MB Master permits accounts managed by Aventis Asset Management, LLC (“Aventis”) using its Aventis Diversified Commodity Strategy, a proprietary, discretionary trading system, to invest together in one trading vehicle. References to the “Master” herein refer to SandRidge Master and/or MB Master, as applicable, and references to the “Advisor” herein refer to SandRidge and/or Aventis, as applicable. In addition, SandRidge Partners L.P. was a special limited partner (“Special Limited Partner”) of the Partnership. The General Partner is also the general partner of the Master. Individual and pooled accounts currently

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

December 31, 2013

managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this structure should promote efficiency and economy in the trading process.

The financial statements of the Master, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

At December 31, 2013 and 2012, the Partnership owned approximately 85.4% and 98.4%, respectively, of the Master. During the periods covered by the report, the performance of the Partnership was directly affected by the performance of the Master. Expenses to investors as a result of the investment in the Master were approximately the same and redemption rights were not affected.

The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, net of distributions and losses, if any.

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

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.	Partnership’s Investments. The Partnership’s investment in the Master is stated at fair value, which is based on (1) the Partnership’s net contribution to the Master and (2) its allocated share of the undistributed profits and losses, including realized gains/losses and the change in net unrealized gains/losses, of the Master.

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

December 31, 2013

rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

The Partnership values its investment in the Master with no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2013 and 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$266,266,592	$—	$266,266,592	$—

Net fair value	$266,266,592	$—	$266,266,592	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$287,674,662	$—	$287,674,662	$—

Net fair value	$287,674,662	$—	$287,674,662	$—

Master’s Investments and Fair Value Measurements.    For disclosures regarding the Master’s investments and fair value measurements, see Note 2, “Accounting Policies,” on the attached Master’s financial statements.

d.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

December 31, 2013

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.	Subsequent Events. The General Partner of the Partnership evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that other than that described in Note 8 to the financial statements, no events have occurred that require adjustments to or disclosure in the financial statements.

f.	Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

g.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights.”

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership will pay the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/24 of 1% (0.5% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee/profit share allocation accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, entered into a management agreement (the SandRidge “Management Agreement”) with SandRidge, a registered commodity trading advisor. SandRidge was not affiliated with the General Partner, CGM or MS&Co. and was not responsible for the organization or operation of the Partnership. The Partnership paid SandRidge a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to SandRidge. Month-end Net Assets, for the purpose of calculating management fees were Net Assets, as defined in the Limited Partnership Agreement, prior to

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

December 31, 2013

the reduction of the current month’s management fee, profit share allocation accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month.

In addition, the Special Limited Partner of the Partnership received a quarterly profit share allocation to its capital account in the Partnership in the form of Redeemable Units of the Partnership, the value of which was be equal to 20% of the New Trading Profits, as defined in the Limited Partnership Agreement, earned on behalf of the Partnership during each calendar quarter and were issued as Special Limited Partner unit equivalents. The SandRidge Management Agreement with SandRidge was terminated effective January 15, 2013.

The General Partner, on behalf of the Partnership, entered into a management agreement (the “Aventis Management Agreement”) with Aventis, a registered commodity trading advisor. Aventis is not affiliated with the General Partner, CGM or MS&Co. and is not responsible for the organization or operation of the Partnership. The Partnership pays Aventis a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets allocated to Aventis. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. The Aventis Management Agreement could be terminated upon notice by either party.

In addition, Aventis will receive an incentive fee, the value of which will be equal to 20% of the New Trading Profits, as defined in the Aventis Management Agreement, earned on behalf of the Partnership during each calendar quarter.

In allocating substantially all the assets of the Partnership to the Advisor, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner could modify or terminate the allocation of assets to the Advisor at any time.

c.	Customer Agreement/Selling Agent Agreement:

Prior to and during part of the third quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the third quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and, during the fourth quarter of 2013, a Selling Agent Agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). The Partnership has terminated the CGM Customer Agreement.

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 5/16 of 1.00% (3.75% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, monthly management fee, incentive fee/profit share allocation accrual, the General Partner’s administrative fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) through its investment in the Master. The CGM clearing fees were allocated to the Partnership based on its proportionate share of the Master. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM paid the Partnership interest on

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

December 31, 2013

80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

Under the MS&Co. Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees,” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Master. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Master. All of the Partnership’s assets not held in the Master’s accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership will pay Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 3.75% per year of month-end Net Assets. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to other properly licensed and/or registered selling agents and to financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, incentive fee accrued, the General Partner’s administrative fee and other expenses and redemptions or distributions as of the end of such month. Ongoing selling agent fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time upon agreement of the Partnership and Morgan Stanley Wealth Management.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The Partnership invests substantially all of its assets through a “master-feeder” structure. The Partnership’s pro rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses.

During the third quarter of 2013, MB Master entered into a futures brokerage account agreement with MS&Co., a registered futures commission merchant. MB Master commenced futures trading through an account at MS&Co. on or about August 19, 2013.

The MS&Co. Customer Agreements with the Partnership and the Master gives, and the CGM Customer Agreement with the Partnership and the Master gave, the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures contracts and exchange-cleared swap contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swap contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Brokerage fees were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance and redemptions. Trading and transaction fees are based on the number of trades executed by the Advisor for the Master.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

December 31, 2013

For disclosures regarding the Master’s trading activities, see Note 4, “Trading Activities,” on the attached Master’s financial statements.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value per Redeemable Unit as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Net realized and unrealized gains (losses)[1]	$(12.87)	$139.64	$159.94
Interest income allocated from Master	0.45	0.74	0.34
Expenses and incentive fees/allocation to Special Limited Partner[2]	(30.76)	(40.13)	(36.43)

Increase (decrease) for the year	(43.18)	100.25	123.85
Net asset value per unit, beginning of year	1,491.19	1,390.94	1,267.09

Net asset value per unit, end of year	$1,448.01	$1,491.19	$1,390.94

[1]	Includes ongoing selling agent fees and clearing fees allocated from Master.

[2]	Excludes ongoing selling agent fees and clearing fees allocated from Master and includes incentive fees/allocation to Special Limited Partner, if any.

	2013	2012	2011
Ratios to average net assets:
Net investment income (loss)	(7.6)%	(6.8)%	(6.7)%
Incentive fees/allocation to Special Limited Partner	—%	—%	—%

Net investment income (loss) before incentive fees/allocation to Special Limited Partner[4]	(7.6)%	(6.8)%	(6.7)%

Operating expenses:	7.6%	6.8%	6.7%
Incentive fees/allocation to Special Limited Partner	—%	—%	—%

Total expenses and incentive fees/allocation to Special Limited Partner	7.6%	6.8%	6.7%

Total return:
Total return before incentive fees/allocation to Special Limited Partner	(2.9)%	7.2%	9.8%
Incentive fees/allocation to Special Limited Partner	—%	—%	—%

Total return after incentive fees/allocation to Special Limited Partner	(2.9)%	7.2%	9.8%

[4]	Interest income allocated from Master less total expenses.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

December 31, 2013

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Master’s current contracts are traded OTC, although contracts may be traded OTC in the future.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period, as CGM and/or MS&Co. or their affiliates were the counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co., the Partnership’s/Master’s counterparty is an exchange or clearing organization. The Partnership/Master continue to be subject to such risks with respect to MS&Co.

SandRidge concentrated the Partnership’s/Master’s trading in energy related markets. Concentration in a limited number of commodity interests may have subjected the Partnership’s/Master’s account to greater volatility than if a more diversified portfolio of contracts were traded on behalf of the Partnership/Master.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

December 31, 2013

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

Effective March 1, 2014, the Advisor reduced the management fee rate to 1/12 of 1.25% (a 1.25% annual rate) of the net assets of the Partnership as of the end of each month.

Effective April 1, 2014, the monthly ongoing selling agent fee will be reduced from an annual rate of 3.75% to an annual rate of 2.50%.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2013 and 2012 is summarized below:

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses), expenses and interest income Allocated from Master, net of ongoing selling agent/brokerage fees	$4,662,340	$1,927,327	$(10,451,039)	$1,430,657

Net income (loss) before incentive fees/allocation to Special Limited Partner	$3,239,889	$499,054	$(11,855,947)	$160,977

Net income (loss) after incentive fees/allocation to Special Limited Partner	$3,239,889	$499,054	$(11,855,947)	$160,977

Increase (decrease) in net asset value per unit	$17.93	$2.28	$(64.36)	$0.97

	For the period from October 1, 2012 to December 31, 2012	For the period from July 1, 2012 to September 30, 2012	For the period from April 1, 2012 to June 30, 2012	For the period from January 1, 2012 to March 31, 2012
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of ongoing selling agent/brokerage fees	$9,554,388	$(21,870,182)	$(4,631,392)	$45,540,586

Net income (loss) before incentive fees/allocation to Special Limited Partner	$7,752,455	$(23,747,011)	$(6,695,125)	$43,569,551

Net income (loss) after incentive fees/allocation to Special Limited Partner	$7,752,455	$(23,747,011)	$(6,695,125)	$43,569,551

Increase (decrease) in net asset value per unit	$40.13	$(119.09)	$(33.56)	$212.77

To the Limited Partners of

MB Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Alper Daglioglu
President and Director
Ceres Managed Futures LLC
General Partner,
MB Master Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, NY 10036
855-672-4468

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

MB Master Fund L.P.:

We have audited the accompanying statements of financial condition of MB Master Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2013 and 2012, and the related statements of income and expenses and changes in partners’ capital for each of the two years in the period ended December 31, 2013 and for the period May 1, 2011 (commencement of trading operations) to December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of MB Master Fund L.P. as of December 31, 2013 and 2012, and the results of its operations and changes in its partners’ capital for each of the two years in the period ended December 31, 2013 and for the period May 1, 2011 (commencement of trading operations) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2014

MB Master Fund L.P.

Statements of Financial Condition

December 31, 2013 and 2012

	2013	2012
Assets:
Equity in trading account:
Cash	$289,817,482	$61,403,256
Cash margin	9,568,502	3,078,882
Net unrealized appreciation on open futures contracts	1,893,970	529,744
Options purchased, at fair value (cost $25,232,613 and $5,038,219 at December 31, 2013 and 2012, respectively)	26,469,973	4,367,549

Total trading equity	327,749,927	69,379,431
Expense Reimbursement	5,366	9,584

Total Assets	$327,755,293	$69,389,015

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $15,985,360 and $3,634,578 at December 31, 2013 and 2012, respectively)	$15,827,487	$3,440,869

Accrued expenses:
Clearing fees due to MS&Co.	57,465	—
Professional fees	39,704	54,991

Total liabilities	15,924,656	3,495,860

Partners’ Capital:
General Partner	—	—
Limited Partners	311,830,637	65,893,155

Total liabilities and partners’ capital	$327,755,293	$69,389,015

See accompanying notes to financial statements.

MB Master L.P.

Condensed Schedule of Investments

December 31, 2013

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	1,375	(401,760)	(0.13)%
Grains	2,424	(1,457,458)	(0.47)
Livestock	1,665	199,989	0.07
Metals	141	18,525	0.01
Softs	1,578	(255,800)	(0.08)

Total futures contracts purchased		(1,896,504)	(0.60)

Futures Contracts Sold
Energy	1,565	1,171,770	0.38
Grains	3,531	2,310,303	0.74
Livestock	1,246	(207,888)	(0.07)
Metals	74	(19,690)	(0.01)
Softs	785	535,979	0.17

Total futures contracts sold		3,790,474	1.21

Options Purchased
Calls
Energy	615	546,702	0.18
Grains	758	1,505,487	0.48
Metals	551	409,830	0.13
Softs	5,211	1,673,305	0.54
Puts
Energy	916	1,163,320	0.37
Grains	24,482	18,216,311	5.84
Livestock	741	781,760	0.25
Metals	497	984,560	0.32
Softs	2,995	1,188,698	0.38

Total options purchased		26,469,973	8.49

Options Premium Received
Calls
Grains	662	(2,407,269)	(0.77)
Metals	1,023	(351,340)	(0.11)
Softs	6,276	(431,738)	(0.14)
Puts
Grains	26,358	(12,331,819)	(3.96)
Metals	76	(104,880)	(0.03)
Softs	1,122	(200,441)	(0.07)

Total options premium received		(15,827,487)	(5.08)

Net fair value		$12,536,456	4.02%

See accompanying notes to financial statements.

MB Master L.P.

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

See accompanying notes to financial statements.

MB Master Fund L.P.

Statements of Income and Expenses

for the years ended

December 31, 2013 and 2012, and for the period

May 1, 2011 (commencement of trading operations)

to December 31, 2011

	2013	2012	2011
Investment Income:
Interest income	$92,224	$30,442	$963

Expenses:
Clearing fees	5,165,063	823,789	282,831
Professional fees	121,699	64,947	56,300

Total expenses	5,286,762	888,736	339,131
Expense reimbursements	(106,566)	(167,114)	(12,622)

Net expenses	5,180,196	721,622	326,509

Net investment income (loss)	(5,087,972)	(691,180)	(325,546)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	10,984,676	435,836	(311,703)
Change in net unrealized gains (losses) on open contracts	3,236,420	(697,515)	750,298

Total trading results	14,221,096	(261,679)	438,595

Net income (loss)	$9,133,124	$(952,859)	$113,049

See accompanying notes to financial statements.

MB Master Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2013 and 2012, and for the period May 1, 2011

(commencement of trading operations)

to December 31, 2011

Partners’ Capital
Initial capital contributions from Limited Partners at May 1, 2011	12,756,614
Net income (loss)	113,049
Subscriptions	26,442,407
Redemptions	(436,670)
Distribution of interest income to feeder funds	(963)

Partners’ Capital at December 31, 2011	38,874,437
Net income (loss)	(952,859)
Subscriptions	34,115,983
Redemptions	(6,113,964)
Distribution of interest income to feeder funds	(30,442)

Partners’ Capital at December 31, 2012	65,893,155
Net income (loss)	9,133,124
Subscriptions	332,941,852
Redemptions	(96,045,270)
Distribution of interest income to feeder funds	(92,224)

Partners’ Capital at December 31, 2013	$311,830,637

See accompanying notes to financial statements.

MB Master Fund L.P.

Notes to Financial Statements

December 31, 2013

1.	Partnership Organization:

MB Master Fund L.P. (the “Master”) is a limited partnership organized under the partnership laws of the State of Delaware on April 21, 2011, to engage in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts. The sectors traded include energy, grains, livestock, metals and softs. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings, and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2013, all trading decisions for the Master are made by the Advisor (defined below).

On May 1, 2011 (commencement of trading operations), Commodity Advisors Fund L.P. (“Commodity Advisors”) allocated a portion of its capital to the Master. Commodity Advisors purchased an interest in the Master with cash equal to $12,756,614. On December 1, 2011, Institutional Futures Portfolio L.P. (“Institutional”) and Morgan Stanley Spectrum Strategic L.P. (“Spectrum Strategic”) each allocated a portion of their capital to the Master. Institutional purchased an interest in the Master with cash equal to $15,739,996 and Spectrum Strategic purchased an interest in the Master with cash equal to $8,952,411. On July 1, 2012, Managed Futures Premier Aventis L.P. (“Premier Aventis”) allocated substantially all of its capital to the Master. Premier Aventis purchased an interest in the Master with cash equal to $4,757,145. On February 1, 2013, Managed Futures Premier Aventis II L.P. (“Premier Aventis II”) allocated substantially all of its capital to the Master. Premier Aventis II purchased an interest in the Master with cash equal to $262,944,186. On June 1, 2013, Morgan Stanley Managed Futures Custom Solutions Fund L.P. (“Custom Solutions”) allocated a portion of its capital to the Master. Custom Solutions purchased an interest in the Master with cash equal to $1,300,000. The Master was formed to permit commodity pools managed now and in the future by Aventis Asset Management, LLC (formerly known as Misfit Financial Group, LLC) (the “Advisor”) using the Aventis Diversified Commodity Strategy (formerly the Barbarian Program), a proprietary, discretionary trading system, to invest together in one trading vehicle.

During the period covered by this report, the Master’s commodity brokers were Citigroup Global Markets Inc. (“CGM”) and Morgan Stanley & Co. LLC (“MS&Co.”).

The Master operates under a structure where its investors consist of Commodity Advisors, Institutional, Spectrum Strategic, Premier Aventis, Premier Aventis II and Custom Solutions (each a “Feeder”, collectively the “Funds”). Commodity Advisors, Institutional, Spectrum Strategic, Premier Aventis, Premier Aventis II and Custom Solutions owned approximately 3.6%, 2.4%, 1.3%, 6.4%, 85.4% and 0.9% investments in the Master at December 31, 2013, respectively. Commodity Advisors, Institutional, Spectrum Strategic and Premier Aventis owned approximately 21.0%, 25.1%, 12.4% and 41.5% investments in the Master at December 31, 2012, respectively.

The Master will be liquidated under certain circumstances as defined in the limited partnership agreement of the Master (the “Limited Partnership Agreement”).

MB Master Fund L.P.

Notes to Financial Statements

December 31, 2013

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows.

c.	Master’s Investments. All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments are, held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

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

The Master will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and makes disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

MB Master Fund L.P.

Notes to Financial Statements

December 31, 2013

The Master considers prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the year ended December 31, 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the year ended December 31, 2012, the Master did not hold any derivative instruments for which market quotations are not readily available and were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Signficant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$4,850,521	$4,850,521	$—	$—
Options purchased	26,469,973	26,469,973	—	—

Total Assets	31,320,494	31,320,494	—	—

Liabilities
Futures	2,956,551	2,956,551	—	—
Options premium received	15,827,487	15,827,487	—	—

Total Liabilities	18,784,038	18,784,038	—	—

Net Fair Value	$12,536,456	$12,536,456	$—	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$2,876,201	$2,876,201	$—	$—
Options purchased	5,107,548	5,107,548	—	—

Total Assets	7,983,749	7,983,749	—	—

Liabilities
Futures	2,346,457	2,346,457	—	—
Options premium received	4,180,868	4,180,868	—	—

Total Liabilities	6,527,325	6,527,325	—	—

Net fair value	$1,456,424	$1,456,424	$—	$—

d.

Futures Contracts.    The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless

MB Master Fund L.P.

Notes to Financial Statements

December 31, 2013

the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuation in the value of the underlying contracts and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Options. The Master may purchase and write (sell) both exchange listed and over-the-counter (“OTC”) options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statement of Income and Expenses.

f.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

g.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses.

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

The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

h.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that other than described in Note 8 to the financial statements, no events have occurred that require adjustment of or disclosure in the financial statements.

i.

Recent Accounting Pronouncements.    In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s

MB Master Fund L.P.

Notes to Financial Statements

December 31, 2013

status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Master is currently evaluating the impact this pronouncement would have on the financial statements.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master, including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner, CGM or MS&Co. and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

Prior to and during part of the third quarter of 2013, the Master was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the third quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”). The Master has terminated the CGM Customer Agreement.

Under the CGM Customer Agreement, CGM provided services to the Master, including, among other things, the execution and clearing of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, service, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) were borne by the Master and allocated to the Funds. All other fees including CGM’s direct brokerage fees were borne by the Funds. During the term of the CGM Customer Agreement, all of the Master’s assets were deposited in the Master’s account at CGM. The Master’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2012, the amount of cash held by the Master for margin requirements was $3,078,882.

Under the MS&Co. Customer Agreement, the Master pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions. Further, all trading, exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co clearing fees,” and together with the CGM clearing fees, the “clearing fees”) are borne by the Master and allocated to the Funds. All other fees are borne by the Funds. All of the Master’s assets are deposited in the Master’s account at MS&Co. The Master’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2013, the amount of cash held by the Master for margin requirements was $9,568,502. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Spectrum Strategic pays to MS&Co. a monthly brokerage fee at a flat rate of 1/12 of 6% per month (a 6% annual rate) of the net assets of Spectrum Strategic allocated to the Advisor as of the first day of each month. Such fee includes clearing fees that are charged to the Master, therefore, the Master receives monthly expense reimbursements on clearing fees from MS&Co.

MB Master Fund L.P.

Notes to Financial Statements

December 31, 2013

incurred during such month, as shown on the Statements of Income and Expenses as expense reimbursements, based on the beginning of the month Partners’ capital allocation percentage for Spectrum Strategic’s investment in the Master.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The MS&Co. Customer Agreement with the Master gives, and the CGM Customer Agreement with the Master gave, the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded for the years ended December 31, 2013 and 2012 were 10,892 and 3,352, respectively. The monthly average number of option contracts traded for the years ended December 31, 2013 and 2012 were 86,888 and 4,752, respectively. The monthly average notional value of currency forward contracts held for the years ended December 31, 2013 and 2012 were $118,406 and $0, respectively.

On January 1, 2013, the Master adopted ASU 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The new guidance did not have a significant impact on the Master’s financial statements.

MB Master Fund L.P.

Notes to Financial Statements

December 31, 2013

The following tables summarize the valuation of the Master’s investments as of December 2013 and 2012, respectively:

				Gross Amounts not Offset in the Statement of Financial Condition
December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Futures	$4,850,521	$(2,956,551)	$1,893,970	$—	$—	$1,893,970
Options purchased	26,469,973	—	26,469,973	(15,827,487)	—	10,642,486

Total Assets	31,320,494	(2,956,551)	28,363,943	(15,827,487)	—	12,536,456

Liabilities
Futures	$(2,956,551)	$2,956,551	$—	$—	$—	$—
Options premium received	(15,827,487)	—	(15,827,487)	15,827,487	—	—

Total Liabilities	(18,784,038)	2,956,551	(15,827,487)	15,827,487	—	—

Net fair value						$12,536,456

				Gross Amounts not Offset in the Statement of Financial Condition
December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Futures	$2,876,201	$(2,346,457)	$529,744	$—	$—	$529,744
Options purchased	4,367,549	—	4,367,549	(3,440,869)	—	926,680

Total Assets	7,243,750	(2,346,457)	4,897,293	(3,440,869)	—	1,456,424

Liabilities
Futures	$(2,346,457)	$2,346,457	$—	$—	$—	$—
Options premium received	(3,440,869)	—	(3,440,869)	3,440,869	—	—

Total Liabilities	(5,787,326)	2,346,457	(3,440,869)	3,440,869	—	—

Net fair value						$1,456,424

MB Master Fund L.P.

Notes to Financial Statements

December 31, 2013

The following tables indicate the gross fair values of derivative instruments of futures and options contracts as separate assets and liabilities as of December 31, 2013 and 2012.

	December 31, 2013
Assets
Futures Contracts
Energy	$1,359,790
Grains	2,333,747
Livestock	296,918
Metals	74,145
Softs	785,921

Total unrealized appreciation on open futures contracts	$4,850,521

Liabilities
Futures Contracts
Energy	$(589,780)
Grains	(1,480,902)
Livestock	(304,817)
Metals	(75,310)
Softs	(505,742)

Total unrealized depreciation on open futures contracts	$(2,956,551)

Net unrealized appreciation on open futures contracts	$1,893,970	*

Assets
Options Purchased
Energy	$1,710,022
Grains	19,721,798
Livestock	781,760
Metals	1,394,390
Softs	2,862,003

Total options purchased	$26,469,973	**

Liabilities
Options Premium Received
Grains	(14,739,088)
Metals	(456,220)
Softs	(632,179)

Total options premium received	$(15,827,487	)***

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statement of Financial Condition.

**	This amount is included in “Options purchased, at fair value” on the Statement of Financial Condition.

***	This amount is included in “Options premium received, at fair value” on the Statement of Financial Condition.

MB Master Fund L.P.

Notes to Financial Statements

December 31, 2013

	December 31, 2012
Assets
Futures Contracts
Energy	599,467
Grains	1,410,345
Softs	866,389

Total unrealized appreciation on open futures contracts	$2,876,201

Liabilities
Futures Contracts
Energy	(478,675)
Grains	(1,315,042)
Softs	(552,740)

Total unrealized depreciation on open futures contracts	$(2,346,457)

Net unrealized appreciation on open futures contracts	$529,744	*

Assets
Options Purchased
Energy	$164,580
Grains	4,418,569
Livestock	29,700
Softs	494,699

Total options purchased	$5,107,548	**

Liabilities
Options Premium Received
Energy	$(820,090)
Grains	(2,636,613)
Softs	(724,165)

Total options premium received	$(4,180,868	)***

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is included in “Options purchased, at fair value” on the Statements of Financial Condition.

***	This amount is included in “Options premium received, at fair value” on the Statement of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2013 and 2012 and for the period May 1, 2011 to December 31, 2011.

Sector	2013	2012		2011
Currencies	$(2,484)	—		—
Energy	1,780,340	$(5,708,435)		$(492,404)
Grains	19,550,541	4,614,137		606,051
Livestock	(5,696,904)	(120,562)		(83,245)
Metals	506,319	(224,100)		(43,466)
Softs	(1,916,716)	1,177,281		451,659

Total	$14,221,096	$(261,679	)****	$438,595	****

****	This amount is included in “Total trading results” on the Statements of Income and Expenses.

MB Master Fund L.P.

Notes to Financial Statements

December 31, 2013

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscription is processed. A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master as of the end of any month. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Master.

6.	Financial Highlights:

Ratios to average net assets for the years ended December 31, 2013, 2012 and for the period May 1, 2011 to December 31, 2011 were as follows:

	2013		2012		2011
Ratios to average net assets:
Net investment income (loss)*	(1.7)%		(1.5)%		(3.4	)%**

Operating expenses	1.7	%***	1.6	%***	3.4	%***

Total return	3.0%		0.1%		1.1%

*	Interest income less total expenses.

**	Annualized.

***	Percentages are annualized and after expense reimbursements (equal to 0.04%, 0.4% and 0.1%, respectively).

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain forward, swap and option contracts. Swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the

MB Master Fund L.P.

Notes to Financial Statements

December 31, 2013

contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk, as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM and/or MS&Co., the Master’s counterparty is an exchange or clearing organization. The Master continues to be subject to such risks with respect to MS&Co.

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

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

8.	Subsequent Events:

Effective April 1, 2014, the monthly brokerage fee that Spectrum Strategic pays to MS&Co. will be reduced to from 1/12 of 6% per month (a 6% annual rate) to 1/12 of 4% per month (a 4% annual rate) of the net assets of Spectrum Strategic allocated to the Advisor as of the first day of each month.

Selected unaudited quarterly financial data for MB Master for the year ended December 31, 2013, SandRidge Master for the period January 1, 2013 to January 31, 2013 (termination of operations) and the year ended December 31, 2012 is summarized below:

MB Master	For the period from October 1, 2013 to December 31, 2013		For the period from July 1, 2013 to September 30, 2013		For the period from April 1, 2013 to June 30, 2013		For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses) net of clearing fees including interest income		$8,434,992		$5,346,725		$(9,609,115)	$4,975,655
Net income (loss)		$8,417,460		$5,338,002		$(9,610,615)	$4,988,277
Increase (decrease) in net asset value per unit		$ N/A		$ N/A		$ N/A	$ N/A

SandRidge Master	For the period from October 1, 2013 to December 31, 2013		For the period from July 1, 2013 to September 30, 2013		For the period from April 1, 2013 to June 30, 2013		For the period from January 1, 2013 to January 31, 2013 (termination of operations)
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$	N/A	$	N/A	$	N/A	$123,633
Net income (loss)	$	N/A	$	N/A	$	N/A	$61,162
Increase (decrease) in net asset value per unit	$	N/A	$	N/A	$	N/A	$0.51

SandRidge Master	For the period from October 1, 2012 to December 31, 2012		For the period from July 1, 2012 to September 30, 2012		For the period from April 1, 2012 to June 30, 2012		For the period from January 1, 2012 to March 31, 2012
Net realized and unrealized trading gains (losses) net of clearing fees including interest income		$12,520,693		$(19,208,256)		$(1,553,926)	$49,414,722
Net income (loss)		$12,434,192		$(19,290,979)		$(1,632,906)	$49,336,970
Increase (decrease) in net asset value per unit		$ 101.40		$ (150.58)		$ (13.07)	$ 362.00

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no officers or directors and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The officers and directors of the General Partner are Alper Daglioglu (President and Director), Alice Lonero (née Ng) (Chief Financial Officer), Jeremy Beal (Chairman of the Board of Directors), Colbert Narcisse (Director), Craig Abruzzo (Director), Harry Handler (Director) and Patrick T. Egan (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSB Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Alper Daglioglu, Alice Lonero (née Ng), Jeremy Beal and Patrick T. Egan serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Alper Daglioglu, age 37, has been a Director, and listed as a principal, of the General Partner since December 2010. He has served as President of the General Partner since August 2013, has been registered as an associated person of the General Partner since October 2013, and is an associate member of NFA. Since November 2013, Mr. Daglioglu has been registered as a swap associated person of the General Partner. Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. He has been registered as an associated person of Morgan Stanley Smith Barney LLC since October 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s

Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Alice Lonero (née Ng), age 31, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Ms. Lonero has served as Chief Financial Officer of the General Partner since September 2013 and has been listed as a principal of the General Partner since October 2013. Before joining Morgan Stanley Smith Barney LLC, Ms. Lonero was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Lonero was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Lonero earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

Jeremy Beal, age 39, has been Chairman of the Board of Directors and listed as a principal of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In October 2012, Mr. Beal was appointed Chief Operating Officer of JE Moody & Company LLC, a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013. Prior to joining JE Moody & Company LLC, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 48, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012. Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Craig Abruzzo, age 45, has been a Director and a principal of the General Partner since March 2013 and is an associate member of NFA. Since October 2007, Mr. Abruzzo has been the U.S. Head of Listed Derivatives for MS&Co., a financial services firm, where his responsibilities include overseeing the institutional futures commission merchant business. Since May 2012, Mr. Abruzzo has also served as the Global Head of listed and over-the-counter derivative Clearing for MS&Co., where his responsibilities include oversight of the institutional over-the-counter swap clearing business. Mr. Abruzzo has been listed as a principal of MS&Co. since October 2010, and has been registered as an associated person of MS&Co. since July 2007 and as a swap associated person since November 2012. Mr. Abruzzo earned his Bachelor of Arts degree in Political Science and Economics in May 1990 from Drew University and his Juris Doctor degree in May 1994 from the New York University School of Law.

Harry Handler, age 55, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS&Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney LLC since June 2009 and listed as a branch office manager since February 2013. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 44, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. Since September 2013, Mr. Egan has been Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since September 2013, Mr. Egan has also been registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan is responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures

Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Ceres Managed Futures LLC, its general partner. Prior to and for part of the third quarter of 2013, CGM, an affiliate of the General Partner, was the commodity broker for the Partnership and received brokerage fees for such services as described under “Item 1. Business.” During the third quarter of 2013, MS&Co., an affiliate of the General Partner, became the commodity broker for the Partnership. MS&Co. receives certain clearing fees for such services as described under “Item 1. Business.” During the third quarter of 2013, Morgan Stanley Wealth Management, an affiliate of the General Partner and a selling agent for the Partnership, began to receive a selling agent fee for its services as described under “Item 1. Business.” Brokerage, ongoing selling agent and clearing fees of $14,309,431 were earned for the year ended December 31, 2013. Management fees of $3,902,950 were earned by the Advisor for the year ended December 31, 2013. Administrative fees of $1,342,201 were earned by the General Partner for the year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2014, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2013:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner unit equivalents	General Partner	2,098.5145	1.2%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. CGM, Morgan Stanley Wealth Management, and the General Partner would be considered promoters for purposes of item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive from the Partnership are set forth under “Item 1. Business,” “Item 8. Financial Statements and Supplementary Data,” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2013 and 2012, for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2013	$108,500
2012	$97,100

(2) Audit-Related Fees. None.

(3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K-1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2013	$28,960
2012	$29,350

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements:

      Statements of Financial Condition at December 31, 2013 and 2012.

      Condensed Schedules of Investments at December 31, 2013 and 2012.

      Statements of Income and Expenses for the years ended December 31, 2013, 2012 and 2011.

      Statements of Changes in Partners’ Capital for the years ended December 31, 2013, 2012 and 2011.

      Notes to Financial Statements.

     (2) Exhibits:

3.1	(a)	Certificate of Limited Partnership dated April 15, 2005 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership Agreement dated September 2, 2011 (filed as Exhibit 3.1(f) to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

	(g)	Certificate of Amendment of the Certificate of Limited Partnership dated January 28, 2013 (file as Exhibit 3.1 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

	(h)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(h) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2		Fourth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

10.1	(a)	Advisory Agreement among the Partnership, the General Partner and SandRidge Capital, L.P. (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Letter from the General Partner to SandRidge Capital, L.P. extending the Advisory Agreement through June 30, 2013 (filed as Exhibit 10.1(b) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.2	(a)	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Addendum to the Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3

Commodity Futures Customer Agreement between the Partnership and MS&Co., effective September 4, 2013 (filed as Exhibit 10.9 to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.4		Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.8 to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.5		Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.6	(a)	Management Agreement among the Partnership, the General Partner and Aventis Asset Management, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

	(b)	Letter from the General Partner to Aventis Asset Management, LLC extending the Management Agreement through June 30, 2014 (filed herewith).

	(c)	First Amendment to the Management Agreement among the Partnership, the General Partner and Aventis Asset Management, LLC (filed as Exhibit 10.1 to the current report on Form 8-K filed on March 6, 2014 and incorporated herein by reference).

10.7	(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(a) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

	(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(b) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)

32.1 — Section 1350 Certification (Certification of President and Director)

32.2 — Section 1350 Certification (Certification of Chief Financial Officer)

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
Alper Daglioglu President & Director

Date: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Alper Daglioglu	/s/ Colbert Narcisse	/s/ Patrick T. Egan
Alper Daglioglu	Colbert Narcisse	Patrick T. Egan
President and Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC

Date: March 28, 2014	Date: March 28, 2014	Date: March 28, 2014

/s/ Alice Lonero	/s/ Harry Handler	/s/ Jeremy Beal
Alice Lonero	Harry Handler	Jeremy Beal
Chief Financial Officer (Principal Accounting Officer) Ceres Managed Futures LLC	Director Ceres Managed Futures LLC Date: March 28, 2014	Director Ceres Managed Futures LLC Date: March 28, 2014
Date: March 28, 2014

/s/ Craig Abruzzo
Craig Abruzzo
Director Ceres Managed Futures LLC

Date: March 28, 2014

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.