Form 10-Q
period 2014-03-31
MANAGED FUTURES PREMIER AVENTIS II L.P.
filed 2014-05-14
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☑

As of April 30, 2014, 162,749.8057 Limited Partnership Redeemable Units were outstanding.

Managed Futures Premier Aventis II L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Aventis II L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2014	December 31, 2013
Assets:
Investment in Master, at fair value	$244,709,342	$266,266,592
Cash	109,063	29,913

Total assets	$244,818,405	$266,296,505

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$765,058	$832,177
Management fees	254,119	331,790
Administrative fees	101,648	110,597
Other	98,688	32,578
Redemptions payable	8,912,161	5,266,061

Total liabilities	10,131,674	6,573,203

Partners’ Capital:
General Partner, 2,098.5145 unit equivalents outstanding at March 31, 2014 and December 31, 2013	2,925,045	3,038,670
Limited Partners, 166,272.7627 and 177,267.3287 Redeemable Units outstanding at March 31, 2014 and December 31, 2013, respectively	231,761,686	256,684,632

Total partners’ capital	234,686,731	259,723,302

Total liabilities and partners’ capital	$244,818,405	$266,296,505

Net asset value per unit	$1,393.86	$1,448.01

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Income:
Interest income allocated from Master	$15,536	$32,292

Expenses:
Expenses allocated from Master	1,274,619	706,346
Ongoing selling agent fees	2,365,783	2,524,358
Management fees	892,228	882,626
Administrative fees	314,351	335,426
Other	83,120	51,628

Total expenses	4,930,101	4,500,384

Net investment income (loss)	(4,914,565)	(4,468,092)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	1,829,062	(2,218,727)
Change in net unrealized gains (losses) on open contracts allocated from Master	(6,509,435)	6,847,796

Total trading results allocated from Master	(4,680,373)	4,629,069

Net income (loss)	(9,594,938)	160,977
Subscriptions — Limited Partners	3,895,668	6,607,846
Redemptions — Limited Partners	(19,337,301)	(29,215,630)

Net increase (decrease) in Partners’ Capital	(25,036,571)	(22,446,807)
Partners’ Capital, beginning of period	259,723,302	278,221,748

Partners’ Capital, end of period	$234,686,731	$255,774,941

Net asset value per unit (168,371.2772 and 171,412.8902 Units outstanding at March 31, 2014 and 2013, respectively)	$1,393.86	$1,492.16

Net income per unit*	$(54.15)	$0.97

Weighted average units outstanding	177,359.5069	179,326.4332

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2014

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings, and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of March 31, 2014, all trading decisions for the Partnership are made by the Advisor (defined below).

During the three months ended March 31, 2014, the Partnership’s/MB Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”). During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management received a selling agent fee equal to 3.75% per year of the Partnership’s adjusted net assets. The selling agent fee received by Morgan Stanley Wealth Management was shared with the properly registered/licensed financial advisors of Morgan Stanley Wealth Management who sold redeemable units in the Partnership.

During the third quarter of 2013, MB Master entered into a futures brokerage account agreement with MS&Co., a registered futures commission merchant. MB Master commenced futures trading through an account at MS&Co. on or about August 19, 2013. Effective September 4, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership, through its investment in MB Master, will pay MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

Effective April 1, 2014, the monthly ongoing selling agent fee will be reduced from an annual rate of 3.75% to an annual rate of 2.50%.

Also effective March 1, 2014, the management fee paid to Aventis Asset Management, LLC (“Aventis”) was reduced from 1.5% per year to 1.25% per year.

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported on the Statements of Income and Expenses and Changes in Partners Capital as ongoing selling agent fees were previously presented as brokerage fees.

The General Partner and each limited partner share in the profits and losses of the Partnership, in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

        The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustment, necessary for a fair statement of the Partnership’s financial condition at March 14, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three months ended March 14, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Net realized and unrealized gains (losses)*	$(46.81)	$8.28
Interest income allocated from Master	0.09	0.19
Expenses**	(7.43)	(7.50)

Increase (decrease) for the period	(54.15)	0.97
Net asset value per unit, beginning of period	1,448.01	1,491.19

Net asset value per unit, end of period	$1,393.86	$1,492.16

*	Includes ongoing selling agent fees and clearing fees allocated from Master.

**	Excludes ongoing selling agent fees and clearing fees allocated from Master and includes incentive fees/allocation to the Special Limited Partner, if any.

	Three Months Ended March 31,
	2014	2013
Ratios to average net assets:***
Net investment income (loss)	(8.0)%	(6.9)%
Incentive fees/allocation to Special Limited Partner	—%	—%

Net investment income (loss) before incentive fees/allocation to Special Limited Partner****	(8.0)%	(6.9)%

Operating expenses	8.0%	6.9%
Incentive fees/allocation to Special Limited Partner	—%	—%

Total expenses and incentive fees/allocation to Special Limited Partner	8.0%	6.9%

Total return:
Total return before incentive fees/allocation to Special Limited Partner	(3.7)%	0.1%
Incentive fees/allocation to Special Limited Partner	—%	—%

Total return after incentive fees/allocation to Special Limited Partner	(3.7)%	0.1%

***	Annualized (other than incentive fees/allocation to the Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses (exclusive of incentive fees/allocation to the Special Limited Partner, if applicable.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

3. Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Master’s (defined in Note 5, “Investment in Master”) trading activities are shown in the Statements of Income and Expenses and Changes in Partners Capital.

The customer agreement among the Partnership, MS&Co. and the Master gives, and the customer agreements between the Partnership and CGM and the Master and CGM gave, the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures contracts and exchange-cleared swap contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swap contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

Brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance and redemptions. Trading and transaction fees are based on the number of trades executed by the Advisor for the Master.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures traded during the three months ended March 31, 2014 and 2013 were 11,306 and 5,371, respectively. The monthly average number of option contracts traded during the three months ended March 31, 2014 and 2013 were 74,495 and 72,669, respectively.

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

There were no direct investments at March 31, 2014.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

4. Fair Value Measurements:

Partnership’s and the Master’s Investments. All commodity interests held by the Partnership and the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gain or loss from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

The Partnership and the Master will separately present purchases, subscriptions, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation as well as the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-04, “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$244,709,342	$—	$244,709,342	$—

Net fair value	$244,709,342	$—	$244,709,342	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$266,266,592	$—	$266,266,592	$—

Net fair value	$266,266,592	$—	$266,266,592	$—

5. Investment in Master:

Effective February 1, 2013, all trading decisions for the Partnership are made by Aventis, as Aventis replaced SandRidge Capital, L.P. (“SandRidge”) as the Partnership’s sole trading advisor. References to the “Advisor” herein refer to SandRidge and/or Aventis, as applicable. SandRidge Partners L.P. was a special limited partner (the “Special Limited Partner”) of the Partnership and received a quarterly profit share allocation to its capital account in the Partnership in the form of units, the value of which was equal to 20% of new trading profits earned on behalf of the Partnership during each calendar quarter. Aventis will not be a special limited partner or receive a profit share allocation. Instead, effective February 1, 2013, the Partnership will pay Aventis an incentive fee, payable quarterly, equal to 20% of new trading profits, earned by Aventis for the Partnership during each calendar quarter.

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

March 31, 2014

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

The General Partner is not aware of any material changes to Aventis Diversified Commodity Strategy during the fiscal quarter ended March 31, 2014.

For the period January 1, 2013 to January 31, 2013, all trading was conducted through SandRidge Master. For the period February 1, 2013 to March 31, 2014, all trading was conducted through MB Master.

MB Master’s trading of futures, forwards, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the three months ended March 31, 2014, the Master engaged in such trading through a commodity brokerage account maintained with MS&Co. During prior periods included in this report, the Master also engaged in such trading through commodity brokerage accounts maintained with CGM.

A limited partner may withdraw all or part of these capital contributions and undistributed profits, if any, from the Master as of the end of any day. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Master.

Management and incentive fees are charged at the Partnership level. All trading, exchange, clearing, user, give-up, floor brokerage, and National Futures Association fees (collectively, the “clearing fees”) are borne by the Master and allocated to its limited partners, including the Partnership. All other fees are charged at the Partnership level.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

At March 31, 2014, the Partnership owned approximately 86.1% of MB Master. At December 31, 2013, the Partnership owned approximately 85.4% of MB Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

MB Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2014 and December 31, 2013 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2014 and 2013 are presented below.

MB Master Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2014	December 31, 2013
Assets:
Equity in trading account:
Cash	$264,706,740	$289,817,482
Cash margin	15,980,723	9,568,502
Net unrealized appreciation on open futures contracts	—	1,893,970
Options purchased, at fair value (cost $35,366,350 and $25,232,613 at March 31, 2014 and December 31, 2013, respectively)	25,668,951	26,469,973

Total trading equity	306,356,414	327,749,927
Expense reimbursement	4,551	5,366

Total assets	$306,360,965	$327,755,293

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$342,530	$—
Options premium received, at fair value (premium $27,480,052 and $15,985,360 at March 31, 2014 and December 31, 2013, respectively)	21,705,088	15,827,487
Accrued expenses:
Clearing fees due to MS&Co.	55,063	57,465
Professional fees	70,618	39,704

Total liabilities	22,173,299	15,924,656

Partners’ Capital:
General Partner	—	—
Limited Partners	284,187,666	311,830,637

Total liabilities and partners’ capital	$306,360,965	$327,755,293

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

MB Master Fund L.P.

Condensed Schedule of Investments

March 31, 2014

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	2,056	$1,438,519	0.51%
Grains	2,087	1,344,477	0.47
Livestock	36	2,891	0.00 *
Softs	1,879	456,321	0.16

Total futures contracts purchased		3,242,208	1.14

Futures Contracts Sold
Energy	2,021	(314,610)	(0.11)
Grains	2,437	(2,884,094)	(1.01)
Softs	1,411	(386,034)	(0.14)

Total futures contracts sold		(3,584,738)	(1.26)

Net unrealized depreciation on open futures contracts		(342,530)	(0.12)

Options Purchased
Calls
Energy	2,529	1,822,710	0.64
Grains	1,870	6,113,875	2.15
Softs	6,560	4,287,726	1.51
Puts
Energy	378	(176,150)	(0.06)
Grains	26,949	12,209,175	4.30
Livestock	2,743	492,270	0.17
Softs	1,080	919,345	0.32

Total options purchased		25,668,951	9.03

Options Premium Received
Calls
Energy	933	(1,787,880)	(0.63)
Grains	2,394	(10,100,706)	(3.56)
Softs	6,219	(2,049,873)	(0.72)
Puts
Grains	28,364	(7,591,869)	(2.67)
Livestock	1,353	(136,810)	(0.05)
Softs	230	(37,950)	(0.01)

Total options premium received		(21,705,088)	(7.64)

Net fair value		$3,621,333	1.27%

* Due to rounding

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

MB Master Fund L.P.

Condensed Schedule of Investments

December 31, 2013

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	1,375	$(401,760)	(0.13)%
Grains	2,424	(1,457,458)	(0.47)
Livestock	1,665	199,989	0.07
Metals	141	18,525	0.01
Softs	1,578	(255,800)	(0.08)

Total futures contracts purchased		(1,896,504)	(0.60)

Futures Contracts Sold
Energy	1,565	1,171,770	0.38
Grains	3,531	2,310,303	0.74
Livestock	1,246	(207,888)	(0.07)
Metals	74	(19,690)	(0.01)
Softs	785	535,979	0.17

Total futures contracts sold		3,790,474	1.21

Net unrealized appreciation on open futures contracts		1,893,970	0.61

Options Purchased
Calls
Energy	615	546,702	0.18
Grains	758	1,505,487	0.48
Metals	551	409,830	0.13
Softs	5,211	1,673,305	0.54
Puts
Energy	916	1,163,320	0.37
Grains	24,482	18,216,311	5.84
Livestock	741	781,760	0.25
Metals	497	984,560	0.32
Softs	2,995	1,188,698	0.38

Total options purchased		26,469,973	8.49

Options Premium Received
Calls
Grains	662	(2,407,269)	(0.77)
Metals	1,023	(351,340)	(0.11)
Softs	6,276	(431,738)	(0.14)
Puts
Grains	26,358	(12,331,819)	(3.96)
Metals	76	(104,880)	(0.03)
Softs	1,122	(200,441)	(0.07)

Total options premium received		(15,827,487)	(5.08)

Net fair value		$12,536,456	4.02%

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

MB Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Investment Income:
Interest income	$18,694	$34,220

Expenses:
Clearing fees	1,448,091	916,331
Professional fees	30,914	21,720

Total expenses	1,479,005	938,051
Expense reimbursements	(14,877)	(34,342)

Net expenses	1,464,128	903,709

Net investment income (loss)	(1,445,434)	(869,489)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,127,439	(560,430)
Change in net unrealized gains (losses) on open contracts	(7,554,168)	6,418,196

Total trading results	(5,426,729)	5,857,766

Net income (loss)	(6,872,163)	4,988,277
Subscriptions — Limited Partners	4,433,236	275,616,551
Redemptions — Limited Partners	(25,185,350)	(16,814,856)
Distribution of interest income to feeder funds	(18,694)	(34,220)

Net increase (decrease) in Partners’ Capital	(27,642,971)	263,755,752
Partners’ Capital, beginning of period	311,830,637	65,893,155

Partners’ Capital, end of period	$284,187,666	$329,648,907

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The following tables summarize the valuation of the Master’s investments as of March 31, 2014 and December 31, 2013, respectively.

				Gross Amounts not Offset in the Statement of Financial Condition
March 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Futures	$5,259,788	$(5,259,788)	$—	$—	$—	$—
Options purchased	25,668,951	—	25,668,951	(21,705,088)	—	3,963,863

Total assets	30,928,739	(5,259,788)	25,668,951	(21,705,088)	—	3,963,863

Liabilities
Futures	$(5,602,318)	$5,259,788	$(342,530)	$—	$—	$(342,530)
Options premium received	(21,705,088)	—	(21,705,088)	21,705,088	—	—

Total liabilities	(27,307,406)	5,259,788	(22,047,618)	21,705,088	—	(342,530)

Net fair value						$3,621,333

				Gross Amounts not Offset in the Statement of Financial Condition
December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Futures	$4,850,521	$(2,956,551)	$1,893,970	$—	$—	$1,893,970
Options purchased	26,469,973	—	26,469,973	(15,827,487)	—	10,642,486

Total assets	31,320,494	(2,956,551)	28,363,943	(15,827,487)	—	12,536,456

Liabilities
Futures	$(2,956,551)	$2,956,551	$—	$—	$—	$—
Options premium received	(15,827,487)	—	(15,827,487)	15,827,487	—	—

Total liabilities	(18,784,038)	2,956,551	(15,827,487)	15,827,487	—	—

Net fair value						$12,536,456

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The Master considers prices for exchange-traded commodity futures, forwards, swaps and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2014 and December 31, 2013, the Master did not hold any derivative instruments for which market quotations are not readily available and were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$5,259,788	$5,259,788	$—	$—
Options purchased	25,668,951	25,668,951	—	—

Total assets	$30,928,739	$30,928,739	$—	$—

Liabilities
Futures	$5,602,318	$5,602,318	$—	$—
Options premium received	21,705,088	21,705,088	—	—

Total liabilities	27,307,406	27,307,406	—	—

Net fair value	$3,621,333	$3,621,333	$—	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$4,850,521	$4,850,521	$—	$—
Options purchased	26,469,973	26,469,973	—	—

Total assets	$31,320,494	$31,320,494	$—	$—

Liabilities
Futures	$2,956,551	$2,956,551	$—	$—
Options premium received	15,827,487	15,827,487	—	—

Total liabilities	18,784,038	18,784,038	—	—

Net fair value	$12,536,456	$12,536,456	$—	$—

Financial Highlights of the Master:

Ratios to average net assets for the three months ended March 31, 2014 were as follows:

	Three Months Ended March 31,
	2014		2013
Ratios to average net assets:
Net investment income (loss)[2]	(2.0	)[1]%	(1.4	)[1]%

Operating expenses[3]	2.0%		1.4	[1]%

Total return	(2.3)%		1.5%

[1]	Annualized.

[2]	Interest income less total expenses.

[3]	Percentages are annualized and after expense reimbursements (equal to 0.02% and 0.1%, respectively).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of March 31, 2014 and December 31, 2013, respectively.

	March 31, 2014
Assets
Futures Contracts
Energy	$2,377,641
Grains	1,861,926
Livestock	2,891
Softs	1,017,330

Total unrealized appreciation on open futures contracts	$5,259,788

Liabilities
Futures Contracts
Energy	$(1,253,732)
Grains	(3,401,543)
Softs	(947,043)

Total unrealized depreciation on open futures contracts	$(5,602,318)

Net unrealized depreciation on open futures contracts	$(342,530	)*

Assets
Options Purchased
Energy	$1,646,560
Grains	18,323,050
Livestock	492,270
Softs	5,207,071

Total options purchased	$25,668,951	**

Liabilities
Options Premium Received
Energy	$(1,787,880)
Grains	(17,692,575)
Livestock	(136,810)
Softs	(2,087,823)

Total options premium received	$(21,705,088	)***

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.
***	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

	December 31, 2013
Assets
Futures Contracts
Energy	$1,359,790
Grains	2,333,747
Livestock	296,918
Metals	74,145
Softs	785,921

Total unrealized appreciation on open futures contracts	$4,850,521

Liabilities
Futures Contracts
Energy	$(589,780)
Grains	(1,480,902)
Livestock	(304,817)
Metals	(75,310)
Softs	(505,742)

Total unrealized depreciation on open futures contracts	$(2,956,551)

Net unrealized appreciation on open futures contracts	$1,893,970	*

Assets
Options Purchased
Energy	$1,710,022
Grains	19,721,798
Livestock	781,760
Metals	1,394,390
Softs	2,862,003

Total options purchased	$26,469,973	**

Liabilities
Options Premium Received
Grains	(14,739,088)
Metals	(456,220)
Softs	(632,179)

Total options premium received	$(15,827,487	)***

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is included in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.
***	This amount is included in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2014 and 2013.

Sector	Three Months Ended March 31,
	2014		2013
Energy	(4,907,157)		(1,245,536)
Grains	(1,217,220)		8,975,887
Livestock	(2,858,859)		(1,533,375)
Metals	(70,689)		—
Softs	3,627,196		(339,210)

Total	(5,426,729	)****	$5,857,766	****

****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s/Master’s contracts are traded OTC, although contracts may be traded OTC in the future.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period and prior periods included in this report, as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co., the Partnership’s/Master’s counterparty is an exchange or clearing organization. The Partnership/Master continue to be subject to such risks with respect to MS&Co.

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

The General Partner monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures and options contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2014

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

Partnership’s and Master’s Investments. All commodity interests held by the Partnership and the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gain or loss from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

The Partnership and the Master will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation as well as the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards, swaps and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2014 and December 31, 2013, the Master did not hold any derivative instruments for which market quotations are not readily available and were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

March 31, 2014

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

Investment Company Status. Effective January 1, 2014, the Partnership adopted ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on management’s assessment, the Partnership has been deemed to be an investment company since inception. It has all of the fundamental characteristics of an investment company. Although the Partnership does not possess all of the typical characteristics of an investment company, its activities are consistent with those of an investment company.

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that other than as referenced in Note 1 to the Financial Statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its expense reimbursement and equity in its trading accounts, consisting of cash, cash margin, net unrealized appreciation on open futures contracts and options purchased, at fair value. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2014.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2014, Partnership capital decreased 9.6% from $259,723,302 to $234,686,731. This decrease was attributable to the redemption of 13,718.4060 Redeemable Units totaling $19,337,301, coupled with the net loss of $9,594,938, which was partially offset by subscriptions of 2,723.8400 Redeemable Units totaling $3,895,668. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on futures trading, interest income, expenses, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2014, the Master’s capital decreased 8.9% from $311,830,637 to $284,187,666. This decrease was attributable to redemptions totaling $25,185,350, coupled with the net loss of $6,872,163 and the distribution of interest income to feeder funds totaling $18,694. This decrease was partially offset by subscriptions totaling $4,433,236. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2014, the net asset value per unit decreased 3.7% from $1,448.01 to $1,393.86, as compared to an increase of 0.1% in the first quarter of 2013. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the first quarter of 2014 of $4,680,373. Losses were primarily attributable to the Master’s trading of commodity futures in energy, grains and livestock, and were partially offset by gains in softs. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the first quarter of 2013 of $4,629,069. Gains were primarily attributable to the Master’s trading of commodity futures in grains and were partially offset by losses in livestock, energy and softs.

During the first quarter, the Partnership posted a loss in Net Asset Value as trading losses were recorded in the energies, grains, and livestock sectors. A portion of these losses was offset by gains from trading soft commodities and metals. The most significant losses were recorded within the energy markets during January and February from short natural gas futures positions as prices advanced following a U.S. government report that showed a record drop in U.S. inventories after cold weather boosted demand for the heating fuel. Within the grains markets, losses were incurred in January and February from short positions in soybean futures as prices advanced after adverse weather conditions in Brazil lowered crop estimates. Losses were also incurred with this livestock markets during February from short lean hog futures positions as prices rallied due to a spreading virus, which caused slaughter rates to decline and supplies to shrink. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the soft commodities market during January and February from long cocoa futures positions as prices rose amid concern that global demand would exceed harvests. Additional gains were experienced throughout the first quarter in long coffee futures positions as prices increased amid concern that dry weather conditions in Brazil, the largest producer of coffee, may adversely the harvest for 2014 and 2015. Small gains were achieved in the metals sector during March from long palladium futures positions as prices increased after rising tensions between Russia and Ukraine raised concern of a possible supply disruption from Russia, the world’s largest producer of the metal.

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

During the reporting period, interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income allocated from the Master for the three months ended March 31, 2014 decreased by $16,756, as compared to the corresponding period in 2013. The decrease in interest income is due to lower U.S. Treasury bill rates and lower average net assets during the three months ended March 31, 2014, as compared to the corresponding period in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account and upon interest rates over which the Partnership, the Master and the commodity broker have no control.

Ongoing selling agent/brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent/brokerage fees for the three months ended March 31, 2014 decreased by $158,575, as compared to the corresponding period in 2013. This decrease is due to lower average net assets during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2014 increased by $9,602, as compared to the corresponding period in 2013. The increase in management fees is due to the termination of Sandridge as the sole advisor to the Partnership effective January 15, 2013, which resulted in lower Management fees for the three months ended March 31, 2013, as compared to the corresponding period in 2014.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2014 decreased by $21,075, as compared to the corresponding period in 2013. The decrease in administrative fees is due to lower average net assets during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Special Limited Partner profit share allocations/incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made or incentive fees paid for the three months ended March 31, 2014 and 2013, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2014 and December 31, 2013, and the highest, lowest and average value during the three months ended March 31, 2014, and during the twelve months ended December 31, 2013. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

As of March 31, 2014, MB Master’s total capitalization was $284,187,666 and the Partnership owned approximately 86.1% of MB Master. The Partnership invests substantially all of its assets in MB Master. MB Master’s Value at Risk as of March 31, 2014 was as follows:

March 31, 2014

			Three months ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$8,230,955	2.90%	$10,481,674	$1,167,065	$4,767,359
Grains	7,413,232	2.61%	7,413,232	498,712	4,809,340
Livestock	6,062	0.00%**	1,717,843	6,062	97,772
Softs	2,866,945	1.01%	3,591,096	1,297,496	3,042,992

Total	$18,517,194	6.52%

*	Average of month-end Values at Risk.
**	Due to rounding.

As of December 31, 2013, MB Master’s total capitalization was $311,830,637 and the Partnership owned approximately 85.4% of the Master. The Partnership invested substantially all of its assets in MB Master. MB Master’s Value at Risk as of December 31, 2013 was as follows:

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $309 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $309 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On March 25, 2014, the court denied defendants’ petition seeking permission to appeal the court’s decision granting class certification. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $78 million, and the certificates had incurred actual losses of $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $78 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $115 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $115 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation. On April 25, 2014, the parties filed a stipulation of voluntary discontinuance of the action with prejudice.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $636 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $636 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $76 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $76 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $220 million, and the certificates had incurred actual losses of $25 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $220 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connections with such actions.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2014, there were subscriptions of 2,723.8400 Redeemable Units totaling $3,895,668. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, swap and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 - January 31, 2014	3,162.6970	$1,447.33	N/A	N/A
February 1, 2014 - February 28, 2014	4,161.8380	$1,405.07	N/A	N/A
March 1, 2014 - March 31, 2014	6,393.8710	$1,393.86	N/A	N/A
	13,718.4060	$1,409.59

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures — Not Applicable.

Item 5. Other Information — None

Item 6. Exhibits

Exhibit

3.1 (a)	Certificate of Limited Partnership dated April 15, 2005 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership Agreement dated September 2, 2011 (filed as Exhibit 3.1(f) to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated January 28, 2013 (file as Exhibit 3.1 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

(h)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Fourth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

10.1 (a)	Advisory Agreement among the Partnership, the General Partner and SandRidge Capital, L.P. (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Letter from the General Partner to SandRidge Capital, L.P. extending the Advisory Agreement through June 30, 2012 (filed as Exhibit 10.1(b) to the Annual Report on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.2 (a)	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Addendum to the Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3	Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.5	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.6 (a)	Management Agreement among the Partnership, the General Partner and Aventis Asset Management, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

(b)	Letter extending the Management Agreements between the General Partner and Aventis Asset Management, LLC from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.6(b) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

(c)	First Amendment to the Management Agreement among the Partnership, the General Partner and Aventis Asset Management, LLC (filed as Exhibit 10.1 to the current report on Form 8-K filed on March 6, 2014 and incorporated herein by reference).

10.7 (a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(b) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.8 (a)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Smith Barney LLC, effective October 1, 2013 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on November 11, 2013 and incorporated herein by reference).

(b)	Amendment to Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Smith Barney LLC, effective April 1, 2014 (filed herewith).

10.9	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective September 4, 2013 (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on November 11, 2013 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Premier Aventis II L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date: May 14, 2014

By:	/s/ Alice Lonero
Alice Lonero
Chief Financial Officer (Principal Accounting Officer)

Date: May 14, 2014