Form 10-Q
period 2014-06-30
MANAGED FUTURES PREMIER AVENTIS II L.P.
filed 2014-08-13
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐ No ☑

As of July 31, 2014, 153,548.2257 Limited Partnership Redeemable Units were outstanding.

Managed Futures Premier Aventis II L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Aventis II L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2014	December 31, 2013
Assets:
Investment in Master, at fair value	$227,063,987	$266,266,592
Cash	45,424	29,913

Total assets	$227,109,411	$266,296,505

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$473,145	$832,177
Management fees	236,029	331,790
Administrative fees	94,412	110,597
Other	48,155	32,578
Redemptions payable	4,539,554	5,266,061

Total liabilities	5,391,295	6,573,203

Partners’ Capital:
General Partner, 2,098.5145 unit equivalents outstanding at June 30, 2014 and December 31, 2013	2,944,698	3,038,670
Limited Partners, 155,907.0687 and 177,267.3287 Redeemable Units outstanding at June 30, 2014 and December 31, 2013, respectively	218,773,418	256,684,632

Total partners’ capital	221,718,116	259,723,302

Total liabilities and partners’ capital	$227,109,411	$266,296,505

Net asset value per unit	$1,403.23	$1,448.01

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income:
Interest income allocated from Master	$7,443	$13,111	$22,979	$45,403

Expenses:
Expenses allocated from Master	1,064,155	817,390	2,338,774	1,523,736
Ongoing selling agent fees	1,437,015	2,519,879	3,802,798	5,044,237
Management fees	716,883	1,004,441	1,609,111	1,887,067
Administrative fees	286,753	334,814	601,104	670,240
Other	99,091	65,653	182,211	117,281

Total expenses	3,603,897	4,742,177	8,533,998	9,242,561

Net investment income (loss)	(3,596,454)	(4,729,066)	(8,511,019)	(9,197,158)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	2,116,665	1,466,132	3,945,727	(752,595)
Change in net unrealized gains (losses) on open contracts allocated from Master	2,867,504	(8,593,013)	(3,641,931)	(1,745,217)

Total trading results allocated from Master	4,984,169	(7,126,881)	303,796	(2,497,812)

Net income (loss)	1,387,715	(11,855,947)	(8,207,223)	(11,694,970)
Subscriptions — Limited Partners	3,061,426	35,557,659	6,957,094	42,165,505
Redemptions — Limited Partners	(17,417,756)	(10,236,867)	(36,755,057)	(39,452,497)

Net increase (decrease) in Partners’ Capital	(12,968,615)	13,464,845	(38,005,186)	(8,981,962)
Partners’ Capital, beginning of period	234,686,731	255,774,941	259,723,302	278,221,748

Partners’ Capital, end of period	$221,718,116	$269,239,786	$221,718,116	$269,239,786

Net asset value per unit (158,005.5832 and 188,569.6802 Units outstanding at June 30, 2014 and 2013, respectively)	$1,403.23	$1,427.80	$1,403.23	$1,427.80

Net income per unit*	$9.37	$(64.36)	$(44.78)	$(63.39)

Weighted average units outstanding	165,319.8155	185,467.8892	171,339.6612	182,397.1612

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2014

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

During the three and six months ended June 30, 2014, the Partnership’s/MB Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

During the third quarter of 2013, MB Master entered into a futures brokerage account agreement with MS&Co. MB Master commenced futures trading through an account at MS&Co. on or about August 19, 2013. Effective September 4, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership, through its investment in MB Master, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

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

Effective March 1, 2014, the management fee paid to Aventis Asset Management, LLC (“Aventis”) was reduced from an annual rate of 1.50% per year to an annual rate of 1.25% per year.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 3.75% to an annual rate of 2.50%.

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

        The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net realized and unrealized gains (losses)*	$16.12	$(56.75)	$(30.69)	$(48.47)
Interest income allocated from Master	0.05	0.07	0.14	0.26
Expenses**	(6.80)	(7.68)	(14.23)	(15.18)

Increase (decrease) for the period	9.37	(64.36)	(44.78)	(63.39)
Net asset value per unit, beginning of period	1,393.86	1,492.16	1,448.01	1,491.19

Net asset value per unit, end of period	$1,403.23	$1,427.80	$1,403.23	$1,427.80

*	Includes ongoing selling agent fees and clearing fees allocated from Master. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees allocated from Master for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013 were $31.12, $(38.83), $4.68, and $(12.86), respectively.

**	Excludes ongoing selling agent fees and clearing fees allocated from Master and includes incentive fees/allocation to the Special Limited Partner, if any. Total expenses including ongoing selling agent fees and clearing fees allocated from Master for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013 were $(21.80), $(25.60), $(49.60), and $(50.79), respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Ratios to average net assets:***
Net investment income (loss)	(6.4)%	(7.2)%	(7.2)%	(7.1)%
Incentive fees/allocation to Special Limited Partner	—%	—%	—%	—%

Net investment income (loss) before incentive fees/allocation to Special Limited Partner****	(6.4)%	(7.2)%	(7.2)%	(7.1)%

Operating expenses	6.4%	7.3%	7.2%	7.1%
Incentive fees/allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses and incentive fees/allocation to Special Limited Partner	6.4%	7.3%	7.2%	7.1%

Total return:
Total return before incentive fees/allocation to Special Limited Partner	0.7%	(4.3)%	(3.1)%	(4.3)%
Incentive fees/allocation to Special Limited Partner	—%	—%	—%	—%

Total return after incentive fees/allocation to Special Limited Partner	0.7%	(4.3)%	(3.1)%	(4.3)%

***	Annualized (except for incentive fees/allocation to the Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses (exclusive of incentive fees/allocation to the Special Limited Partner, if applicable.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using each limited partner’s share of income, expenses and average net assets.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2014

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

Brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance and redemptions. Trading and transaction fees are based on the number of trades executed by the Advisor for the Master and the Partnership’s percentage ownership of the Master.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2014 and 2013 were 17,446 and 8,631, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2014 and 2013 were 14,376 and 7,001, respectively. The monthly average number of option contracts traded during the three months ended June 30, 2014 and 2013 were 79,223 and 136,487, respectively. The monthly average number of option contracts traded during the six months ended June 30, 2014 and 2013 were 76,859 and 104,578, respectively.

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

There were no direct investments at June 30, 2014.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2014

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	June 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$227,063,987	$—	$227,063,987	$—

Net fair value	$227,063,987	$—	$227,063,987	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$266,266,592	$—	$266,266,592	$—

Net fair value	$266,266,592	$—	$266,266,592	$—

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

On December 1, 2005, the Partnership allocated substantially all of its capital to CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,410.6191 units of SandRidge Master with cash equal to $14,477,858 and a contribution of open commodity futures and option contracts with a fair value of $(16,018). SandRidge Master permitted accounts managed by SandRidge using its Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. On January 31, 2013, the Partnership fully redeemed its investment in SandRidge Master for cash equal to $280,445,995.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2014

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

The General Partner is not aware of any material changes to Aventis Diversified Commodity Strategy during the fiscal quarter ended June 30, 2014.

For the period January 1, 2013 to January 31, 2013, all trading was conducted through SandRidge Master. For the period February 1, 2013 to June 30, 2014, all trading was conducted through MB Master.

MB Master’s trading of futures, forwards, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the six months ended June 30, 2014, the Master engaged in such trading through a commodity brokerage account maintained with MS&Co. During prior periods included in this report, the Master also engaged in such trading through commodity brokerage accounts maintained with CGM.

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

At June 30, 2014, the Partnership owned approximately 87.8% of MB Master. At December 31, 2013, the Partnership owned approximately 85.4% of MB Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

MB Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2014 and December 31, 2013 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2014 and 2013 are presented below.

MB Master Fund L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2014	December 31, 2013
Assets:
Equity in trading account:
Cash	$233,201,346	$289,817,482
Cash margin	16,702,760	9,568,502
Net unrealized appreciation on open futures contracts	—	1,893,970
Options purchased, at fair value (cost $31,073,682 and $25,232,613 at June 30, 2014 and December 31, 2013, respectively)	23,453,121	26,469,973

Total trading equity	273,357,227	327,749,927
Expense reimbursement	3,778	5,366

Total assets	$273,361,005	$327,755,293

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,316,643	$—
Options premium received, at fair value (premium $21,342,182 and $15,985,360 at June 30, 2014 and December 31, 2013, respectively)	13,463,323	15,827,487
Accrued expenses:
Clearing fees due to MS&Co.	44,415	57,465
Professional fees	47,072	39,704

Total liabilities	14,871,453	15,924,656

Partners’ Capital:
General Partner	—	—
Limited Partners	258,489,552	311,830,637

Total liabilities and partners’ capital	$273,361,005	$327,755,293

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

MB Master Fund L.P.

Condensed Schedule of Investments

June 30, 2014

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	5,004	179,610	0.07%
Grains	1,889	(2,120,250)	(0.82)
Softs	1,344	356,718	0.14

Total futures contracts purchased		(1,583,922)	(0.61)

Futures Contracts Sold
Energy	4,911	(2,127,860)	(0.82)
Grains	1,915	3,548,489	1.37
Softs	1,597	(1,153,350)	(0.45)

Total futures contracts sold		267,279	0.10

Net unrealized depreciation on open futures contracts		(1,316,643)	(0.51)

Options Purchased
Calls
Energy	5,286	563,580	0.22
Grains	2,602	2,467,480	0.95
Softs	4,127	2,896,802	1.12
Puts
Energy	2,332	(350,900)	(0.14)
Grains	20,767	16,827,397	6.51
Livestock	868	16,030	0.01
Softs	933	1,032,732	0.40

Total options purchased		23,453,121	9.07

Options Premium Received
Calls
Energy	2,302	558,307	0.22
Grains	2,964	(3,847,400)	(1.49)
Softs	3,850	(1,736,566)	(0.67)
Puts
Energy	3,355	(187,110)	(0.07)
Grains	22,551	(8,215,284)	(3.18)
Livestock	868	(9,350)	(0.00)*
Softs	144	(25,920)	(0.01)

Total options premium received		(13,463,323)	(5.20)

Net fair value		$8,673,155	3.36%

* Due to rounding

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2014

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

MB Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment Income:
Interest income	$8,812	$17,050	$27,506	$51,270

Expenses:
Clearing fees	1,191,312	982,405	2,639,403	1,898,736
Professional fees	24,152	21,379	55,066	43,099

Total expenses	1,215,464	1,003,784	2,694,469	1,941,835
Expense reimbursements	(13,345)	(19,879)	(28,222)	(54,221)

Net expenses	1,202,119	983,905	2,666,247	1,887,614

Net investment income (loss)	(1,193,307)	(966,855)	(2,638,741)	(1,836,344)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,416,995	1,964,864	4,544,434	1,404,434
Change in net unrealized gains (losses) on open contracts	3,206,620	(10,608,624)	(4,347,548)	(4,190,428)

Total trading results	5,623,615	(8,643,760)	196,886	(2,785,994)

Net income (loss)	4,430,308	(9,610,615)	(2,441,855)	(4,622,338)
Subscriptions — Limited Partners	3,086,426	38,504,263	7,519,662	314,120,814
Redemptions — Limited Partners	(33,206,036)	(28,993,826)	(58,391,386)	(45,808,682)
Distribution of interest income to feeder funds	(8,812)	(17,050)	(27,506)	(51,270)

Net increase (decrease) in Partners’ Capital	(25,698,114)	(117,228)	(53,341,085)	263,638,524
Partners’ Capital, beginning of period	284,187,666	329,648,907	311,830,637	65,893,155

Partners’ Capital, end of period	$258,489,552	$329,531,679	$258,489,552	$329,531,679

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The following tables summarize the valuation of the Master’s investments as of June 30, 2014 and December 31, 2013, respectively.

				Gross Amounts not Offset in the Statement of Financial Condition
June 30, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Futures	$12,689,519	$(12,689,519)	$—	$—	$—	$—
Options purchased	23,453,121	—	23,453,121	(13,463,323)	—	9,989,798

Total assets	36,142,640	(12,689,519)	23,453,121	(13,463,323)	—	9,989,798

Liabilities
Futures	$(14,006,162)	$12,689,519	$(1,316,643)	$—	$—	$(1,316,643)
Options premium received	(13,463,323)	—	(13,463,323)	13,463,323	—	—

Total liabilities	(27,469,485)	12,689,519	(14,779,966)	13,463,323	—	(1,316,643)

Net fair value						$8,673,155

				Gross Amounts not Offset in the Statement of Financial Condition
December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Futures	$4,850,521	$(2,956,551)	$1,893,970	$—	$—	$1,893,970
Options purchased	26,469,973	—	26,469,973	(15,827,487)	—	10,642,486

Total assets	31,320,494	(2,956,551)	28,363,943	(15,827,487)	—	12,536,456

Liabilities
Futures	$(2,956,551)	$2,956,551	$—	$—	$—	$—
Options premium received	(15,827,487)	—	(15,827,487)	15,827,487	—	—

Total liabilities	(18,784,038)	2,956,551	(15,827,487)	15,827,487	—	—

Net fair value						$12,536,456

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The Master considers prices for exchange-traded commodity futures, forwards, swaps and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2014 and December 31, 2013, the Master did not hold any derivative instruments for which market quotations are not readily available and were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	June 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$12,689,519	$12,689,519	$—	$—
Options purchased	23,453,121	23,453,121	—	—

Total assets	$36,142,640	$36,142,640	$—	$—

Liabilities
Futures	$14,006,162	$14,006,162	$—	$—
Options premium received	13,463,323	13,463,323	—	—

Total liabilities	27,469,485	27,469,485	—	—

Net fair value	$8,673,155	$8,673,155	$—	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$4,850,521	$4,850,521	$—	$—
Options purchased	26,469,973	26,469,973	—	—

Total assets	$31,320,494	$31,320,494	$—	$—

Liabilities
Futures	$2,956,551	$2,956,551	$—	$—
Options premium received	15,827,487	15,827,487	—	—

Total liabilities	18,784,038	18,784,038	—	—

Net fair value	$12,536,456	$12,536,456	$—	$—

Financial Highlights of the Master:

Ratios to average net assets for the three and six months ended June 30, 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Ratios to average net assets:
Net investment income (loss)[2]	(1.8)%[1]	(1.2)%[1]	(1.9)%[1]	(1.3)%[1]

Operating expenses[3]	1.8%[1]	1.2%[1]	1.9%[1]	1.3%[1]

Total return	1.8%	(2.8)%	(0.6)%	(1.3)%

[1]	Annualized.

[2]	Interest income less total expenses.

[3]	Percentages are annualized and after expense reimbursements (equal to 0.02%, 0.02%, 0.02% and 0.04%, respectively).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using each limited partner’s share of income, expenses and average net assets.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of June 30, 2014 and December 31, 2013, respectively.

	June 30, 2014
Assets
Futures Contracts
Energy	$8,491,300
Grains	3,548,489
Softs	649,730

Total unrealized appreciation on open futures contracts	$12,689,519

Liabilities
Futures Contracts
Energy	$(10,439,550)
Grains	(2,120,250)
Softs	(1,446,362)

Total unrealized depreciation on open futures contracts	$(14,006,162)

Net unrealized depreciation on open futures contracts	$(1,316,643	)*

Assets
Options Purchased
Energy	$212,680
Grains	19,294,877
Livestock	16,030
Softs	3,929,534

Total options purchased	$23,453,121	**

Liabilities
Options Premium Received
Energy	$371,197
Grains	(12,062,684)
Livestock	(9,350)
Softs	(1,762,486)

Total options premium received	$(13,463,323	)***

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.
***	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2014

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

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2014		2013		2014		2013

Energy	$1,016,012		$(3,260,649)		$(3,891,145)		$(4,506,185)
Grains	9,655,676		(4,631,162)		8,438,456		4,344,724
Livestock	(282,249)		(962,121)		(3,141,108)		(2,495,496)
Metals	—		197,825		(70,689)		197,825
Softs	(4,765,824)		12,347		(1,138,628)		(326,862)

Total	$5,623,615	****	$(8,643,760	)****	$196,886	****	$(2,785,994	)****

****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2014

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

June 30, 2014

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

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards, swaps and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2014 and December 31, 2013, the Master did not hold any derivative instruments for which market quotations are not readily available and were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

June 30, 2014

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its expense reimbursement and equity in its trading accounts, consisting of cash, cash margin, net unrealized appreciation on open futures contracts and options purchased, at fair value. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2014.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2014, Partnership capital decreased 14.6% from $259,723,302 to $221,718,116. This decrease was attributable to the redemption of 26,299.0230 Redeemable Units totaling $36,755,057, coupled with the net loss of $8,207,223, which was partially offset by subscriptions of 4,938.7630 Redeemable Units totaling $6,957,094. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on futures trading, interest income, expenses, redemptions of units and distributions of profits, if any.

For the six months ended June 30, 2014, the Master’s capital decreased 17.1% from $311,830,637 to $258,489,552. This decrease was attributable to redemptions totaling $58,391,386, coupled with the net loss of $2,441,855 and the distribution of interest income to feeder funds totaling $27,506. This decrease was partially offset by subscriptions totaling $7,519,662. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2014, the net asset value per unit increased 0.7% from $1,393.86 to $1,403.23, as compared to a decrease of 4.3% in the second quarter of 2013. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the second quarter of 2014 of $4,984,169. Gains were primarily attributable to the Master’s trading of commodity futures in grains, and were partially offset by losses in livestock and softs. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the second quarter of 2013 of $7,126,881. Losses were primarily attributable to the Master’s trading of commodity futures in grains, and were partially offset by losses in livestock, energy and softs.

Trading results in the metals sector were relatively flat and had no material impact on the Fund’s performance during the second quarter of the year. The most significant gains were incurred within the grain sector during May and June from short positions in corn and soybean positions as prices declined after favorable weather throughout much of the U.S. Midwest boosted crop plantings to near record levels. The Partnership’s gains for the quarter were offset by losses recorded within the energy sector from short positions in Brent crude oil as prices rallied during the first half of June due to concern that tensions in Iraq would curtail oil exports from OPEC’s second largest oil producer. Within the livestock markets, losses were experienced primarily during June from short cattle futures positions as prices advanced as the U.S. cattle herd dwindled to record lows and demand for beef increased. Within the soft commodities markets, losses were experienced during June from long cocoa futures positions as prices decreased due to a larger-than-expected crop in the West African region.

During the Partnership’s six months ended June 30, 2014, the net asset value per Unit decreased 3.1% from $1,448.01 to $1,403.23, as compared to a decrease of 4.3% during the six months ended June 30, 2013. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2014 of $303,796. Gains were primarily attributable to the Master’s trading of commodity futures in grains, and were partially offset by losses in energy and livestock. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses for the six months ended June 30, 2013 of $2,497,812. Losses were primarily attributable to the Master’s trading of commodity futures and other derivatives of NYMEX Natural Gas and were partially offset by losses in ICE Natural Gas.

The most significant losses were recorded within the energy markets during January and February from short natural gas futures positions as prices advanced following a U.S. government report that showed a record drop in U.S. inventories after cold weather boosted demand for the heating fuel. Additional losses were incurred in this sector from short positions in Brent crude oil as prices rallied during the first half of June due to concern that tensions in Iraq would curtail oil exports from OPEC’s second largest oil producer. Losses were also incurred with this livestock markets during February from short lean hog futures positions as prices rallied due to a spreading virus, which caused slaughter rates to decline and supplies to shrink. Additional losses were incurred during June from short cattle futures positions as prices advanced as the U.S. cattle herd dwindled to record lows and demand for beef increased. The Partnership’s losses during the first six months of the year were partially offset by gains experienced within the grain sector during May and June from short positions in corn and soybean positions as prices declined after favorable weather throughout much of the U.S. Midwest boosted crop plantings to near record levels. Additional gains were achieved in short soybean positions during January. Within the soft commodities markets, gains were experienced during a majority of the first six months of the year from long cocoa futures positions as prices rose amid concern that global demand would exceed harvests. Additional gains were experienced during January to April from long coffee futures positions as prices increased amid concern that dry weather conditions in Brazil, the largest producer of coffee, may adversely affect the harvest for 2014 and 2015. Small gains were achieved in the metals sector during March from long palladium futures positions as prices increased after rising tensions between Russia and Ukraine raised concern of a possible supply disruption.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership and the Master depend on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership/Master expects to increase capital through operations.

During the reporting period, interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill discount rate, as applicable. Interest income allocated from the Master for the three and six months ended June 30, 2014 decreased by $5,668 and $22,424, as compared to the corresponding periods in 2013. The decrease in interest income is due to lower U.S. Treasury bill rates and lower average net assets during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account and upon interest rates over which the Partnership, the Master and the commodity broker have no control.

Ongoing selling agent/brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent/brokerage fees for the three and six months ended June 30, 2014 decreased by $1,082,864 and $1,241,439, respectively, as compared to the corresponding periods in 2013. This decrease is due to lower average net assets during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013, as well as a reduction in ongoing selling agent fees from an annual rate of 3.75% to an annual rate of 2.50% effective April 1, 2014.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2014 decreased by $287,558 and $277,956, respectively, as compared to the corresponding periods in 2013. This decrease is due to lower average net assets during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013, as well as a reduction in management fees paid to Aventis from an annual rate of 1.50% to an annual rate of 1.25% effective March 1, 2014.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and six months ended June 30, 2014 decreased by $48,061 and $69,136, respectively, as compared to the corresponding periods in 2013. The decrease in administrative fees is due to lower average net assets during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Special Limited Partner profit share allocations/incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made or incentive fees paid for the three and six months ended June 30, 2014 and 2013, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2014 and December 31, 2013, and the highest, lowest and average value during the three months ended June 30, 2014, and during the twelve months ended December 31, 2013. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

As of June 30, 2014, MB Master’s total capitalization was $258,489,552 and the Partnership owned approximately 87.8% of MB Master. The Partnership invests substantially all of its assets in MB Master. MB Master’s Value at Risk as of June 30, 2014 was as follows:

June 30, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Energy	$17,285,107	6.69%	$19,263,186	$2,022,815	$14,659,709
Grains	1,709,838	0.66%	12,658,692	1,531,613	6,410,525
Livestock	4,778	0.00%**	861,558	214	166,686
Softs	1,952,169	0.76%	3,591,096	1,474,228	2,081,579

Total	$20,951,892	8.11%

*	Average of month-end Values at Risk.
**	Due to rounding.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $301 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $301 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. On July 16, 2014, plaintiff voluntarily dismissed its claims against MS&Co. with respect to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $67 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $67 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”), styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $113 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $113 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $623 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $623 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $75 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $75 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $284 million, and the certificates had incurred actual losses of approximately $52 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $284 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $26 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime residential mortgage-backed security transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2014, there were subscriptions of 2,214.923 Redeemable Units totaling $3,061,426. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, swap and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 -April 30, 2014	4,225.4370	$1,368.85	N/A	N/A
May 1, 2014 -May 31, 2014	5,120.1050	$1,385.56	N/A	N/A
June 1, 2014 -June 30, 2014	3,235.0750	$1,403.23	N/A	N/A
	12,580.6170	$1,384.49

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures — Not Applicable.

Item 5. Other Information

Effective October 1, 2014, the monthly ongoing selling agent fee will be reduced from an annual rate of 2.50% to an annual rate of 2.00%. As of the same date, the administrative fee will be increased from an annual rate of 0.50% to an annual rate of 1.00%. The October 1, 2014 fee changes will offset each other and, accordingly, there will be no change to the aggregate fees incurred by the Partnership.

Item 6. Exhibits

Exhibit

3.1 (a)	Certificate of Limited Partnership dated April 15, 2005 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership Agreement dated September 2, 2011 (filed as Exhibit 3.1(f) to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated January 28, 2013 (file as Exhibit 3.1 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

(h)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Fourth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

10.1 (a)	Advisory Agreement among the Partnership, the General Partner and SandRidge Capital, L.P. (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Letter from the General Partner to SandRidge Capital, L.P. extending the Advisory Agreement through June 30, 2012 (filed as Exhibit 10.1(b) to the Annual Report on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.2 (a)	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Addendum to the Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3	Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.5	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.6 (a)	Management Agreement among the Partnership, the General Partner and Aventis Asset Management, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

(b)	Letter extending the Management Agreements between the General Partner and Aventis Asset Management, LLC from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.6(b) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

(c)	First Amendment to the Management Agreement among the Partnership, the General Partner and Aventis Asset Management, LLC (filed as Exhibit 10.1 to the current report on Form 8-K filed on March 6, 2014 and incorporated herein by reference).

10.7 (a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(b) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.8 (a)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Smith Barney LLC, effective October 1, 2013 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on November 11, 2013 and incorporated herein by reference).

(b)	Letter amending the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Smith Barney LLC, effective April 1, 2014 (Filed as Exhibit 10.8 (b) to the Quarterly Report in Form 10-Q filed May 14, 2014 and incorporated herein by reference).

(c)	Letter amending the Alternate Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed herewith).

10.9	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective September 4, 2013 (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on November 11, 2013 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Premier Aventis II L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date: August 13, 2014

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer (Principal Accounting Officer)

Date: August 13, 2014