Form 10-K
period 2014-12-31
MANAGED FUTURES PREMIER AVENTIS II L.P.
filed 2015-03-30
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes            No  X

Limited Partnership Redeemable Units with an aggregate value of $218,773,418 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2015, 144,175.8767 Limited Partnership Redeemable Units were outstanding.

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

Subscriptions and redemptions of Redeemable Units and general partner contributions and redemptions for the years ended December 31, 2014, 2013 and 2012 are reported in the Statements of Changes in Partners’ Capital on page 33 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings, and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became General Partner’s owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2014, all trading decisions for the Partnership are made by the Advisor (defined below).

During the year ended December 31, 2014, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

On December 1, 2005, the Partnership allocated substantially all of its capital to CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,410.6191 units of SandRidge Master with cash equal to $14,477,858 and a contribution of open commodity futures and option contracts with a fair value of $(16,018). SandRidge Master permited commodity pools managed by SandRidge Capital, L.P. (“SandRidge”) using its Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. On January 31, 2013, the Partnership fully redeemed its investment in SandRidge Master for cash equal to $280,445,995. On February 1, 2013, the Partnership allocated substantially all of its capital to MB Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in MB Master with cash equal to $262,944,186. MB Master permits accounts managed by Aventis Asset Management, LLC (“Aventis”) using its Aventis Diversified Commodity Strategy, a proprietary, discretionary trading program to invest together in one trading vehicle. References to the “Advisor” herein refer to SandRidge and/or Aventis, as applicable. A description of the trading activities and focus of the Advisor is included on page 17 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” References to the “Master” herein refer to SandRidge Master and/or MB Master, as applicable. The General Partner is also the general partner of the Master. Individual and pooled accounts managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through a master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same as trading directly and redemption rights are not affected.

The financial statements of the Master, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

For the period January 1, 2014 through December 31, 2014, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2014 and 2013, the Partnership owned approximately 91.7% and 85.4%, respectively, of the Master. During the periods covered by this report, the performance of the Partnership was directly affected by the performance of the Master.

The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the year ended December 31, 2014, the Master engaged in such trading through a commodity brokerage account maintained with MS&Co. During prior periods included in this report, the Master engaged in such trading through a commodity brokerage account maintained with CGM.

The fourth amended and restated limited partnership agreement of the Partnership (the “Limited Partnership Agreement”) provides that the Partnership will be liquidated upon the first of the following to occur: December 31, 2055; the net asset value per Redeemable Unit falls below $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate Net Assets decline to less than $1,000,000.

Under the Limited Partnership Agreement, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership, including selecting one or more trading advisors to make trading decisions for the Partnership. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/24 of 1% (0.5% per year) of month-end Net Assets of the Partnership. Effective October 1, 2014, the administrative fee was increased to 1/12% of 1% (1.00% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, profit share allocation (or incentive fee) accrual, the administrative fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

The General Partner, on behalf of the Partnership, entered into an advisory agreement with SandRidge (the “SandRidge Advisory Agreement”), a registered commodity trading advisor. SandRidge was not affiliated with the General Partner, MS&Co. or CGM and was not responsible for the organization or operation of the Partnership. Pursuant to the terms of the SandRidge Advisory Agreement, the Partnership paid SandRidge a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to SandRidge. Month-end Net Assets, for the purpose of calculating management fees were Net Assets, as defined in the third amended and restated limited partnership agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the administrative fee and any redemptions or distributions as of the end of such month. SandRidge Partners L.P. was a special limited partner (the “Special Limited Partner”) of the Partnership and received a quarterly profit share allocation to its capital account in the Partnership in the form of Redeemable Units of the Partnership, the value of which was equal to 20% of New Trading Profits, as defined in the SandRidge Advisory Agreement, earned on behalf of the Partnership during each calendar quarter and were issued as Special Limited Partner unit equivalents. The SandRidge Advisory Agreement was terminated on January 15, 2013.

The General Partner, on behalf of the Partnership, has entered into a management agreement with Aventis (the “Aventis Management Agreement”), a registered commodity trading advisor. Aventis is not affiliated with the General Partner, MS&Co. or CGM and is not responsible for the organization or operation of the Partnership. Prior to March 1, 2014, the Partnership paid Aventis a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of the month-end Net Assets allocated to Aventis. Effective March 1, 2014, Aventis reduced the management fee rate to 1/12 of 1.25% (1.25% per year) of month-end Net Assets allocated to Aventis. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the administrative fee and any redemptions or distributions as of the end of such month.

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

The Aventis Management Agreement can be terminated upon notice by either party. References to the “Management Agreement” herein refers to the SandRidge Advisory Agreement and/or the Aventis Management Agreement, as applicable.

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

During the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, this monthly ongoing selling agent fee was paid at a rate equal to 3.75% per year of month-end Net Assets. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to a rate equal to 2.50% per year of month-end Net Assets. Effective October 1, 2014, the monthly ongoing selling agent fee was reduced to a rate equal to 2.00% per year of month-end Net Assets. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, incentive fee accrued, the administrative fee and other expenses and redemptions or distributions as of the end of such month.

    Prior to and for part of the third quarter of 2013, the Partnership was a party to a Customer Agreement with CGM (the “CGM Customer Agreement”). Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 5/16 of 1.00% (3.75% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, management fee, profit share allocation accrual, the administrative fee, other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees,” and together with the MS&Co. clearing fees, the “clearing fees”) through its investment in the Master. CGM clearing fees were allocated to the Partnership based on its proportionate share of the Master. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by CFTC regulations. CGM paid the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Master’s brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined. The CGM Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures contracts and exchange-cleared swaps (the Master was also a party to a customer agreement with CGM, which gave the Master the same right). The Partnership has terminated the CGM Customer Agreement.

Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2014 was $202,875,359.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including ongoing selling agent fees, clearing fees, administrative fees and management fees.

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

One of the Partnership’s objectives is to add an element of diversification to a traditional stock and bond portfolio, but any benefit of portfolio diversification is dependent upon the Master achieving positive returns and such returns being independent of stock and bond market returns.

Past performance is no assurance of future results.

The Advisor’s trading strategies may not perform as they have performed in the past.

An investor’s tax liability may exceed cash distributions.

Investors are taxed on their share of the Partnership’s income, even though the Partnership does not intend to make any distributions.

Regulatory changes could restrict the Partnership’s operations and increase its operational costs.

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or a swap execution facility, and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. In addition, the prudential regulators that oversee many swap dealers have also proposed rules regarding capital requirements for such swap dealers and margin requirements for derivatives. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the cost of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

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

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by Morgan Stanley and/or one of its subsidiaries.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates.

These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. While MS&Co. and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that MS&Co. and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that MS&Co. made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes MS&Co.’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. MS&Co. does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by MS&Co. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay the IL AG approximately $88 million. MS&Co. does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. The NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. does not agree with the NYAG’s allegations and has presented defenses to them to the NYAG.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended, and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act, as amended, and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

Other Litigation.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial was scheduled to begin in January 2015. MS&Co. was not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. On October 15, 2014, these motions were denied. On December 29, 2014 and January 13, 2015, the defendants in the bellwether trial informed the court that they had reached a settlement in principle with plaintiff. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $283 million, and the certificates had incurred actual losses of approximately $7 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of NY. The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan

Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. Trial is currently scheduled to begin in July 2015. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $110 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $110 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $605 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $605 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $65 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $65 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $72 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $72 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss the case. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On October 13, 2014, MS&Co. filed its answer to the complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $294 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $294 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to the plaintiff was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $208 million, and the certificates had incurred actual losses of $27 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $208 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2015, was 2,337.

(c)	Dividends. The Partnership did not declare any distributions in 2014 or 2013. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensatory Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities — Use of Proceeds from Registered Securities. For the year ended December 31, 2014, there were subscriptions of 10,331.2640 Redeemable Units totaling $14,734,486. For the year ended December 31, 2013, there were subscriptions of 40,735.2062 Redeemable Units totaling $59,560,140. For the year ended December 31, 2012, there were subscriptions of 14,147.1525 Redeemable Units totaling $21,273,577.

The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the subscriptions of Redeemable Units are used in the trading of commodity interests including futures, swap, option and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 - October 31, 2014	3,502.3640	$1,421.55	N/A	N/A
November 1, 2014 - November 30, 2014	2,239.0600	$1,435.00	N/A	N/A
December 1, 2014- December 31, 2014	4,051.0400	$1,398.26	N/A	N/A
	9,792.4640	$1,414.99	N/A	N/A
*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, and total assets at December 31, 2014, 2013, 2012, 2011 and 2010 were as follows:

	2014	2013	2012	2011	2010
Net realized and unrealized trading gains (losses) net of expenses allocated from the Master and brokerage/ongoing selling agent fees of $6,292,054, $10,101,692, $11,349,994, $11,750,193 and $17,510,544, respectively	$(3,867,669)	$(2,509,318)	$28,447,064	$35,722,080	$(113,408,742)
Interest income allocated from Master	34,622	78,603	146,336	88,938	409,291

	$(3,833,047)	$(2,430,715)	$28,593,400	$35,811,018	$(112,999,451)

Net income (loss) before incentive fees/allocation to Special Limited Partner	$(8,685,444)	$(7,956,027)	$20,879,870	$27,627,357	$(124,945,780)

Incentive fees/allocation to Special Limited Partner	$—	$—	$—	$—	$—

Net income (loss) after incentive fees/allocation to Special Limited Partner	$(8,685,444)	$(7,956,027)	$20,879,870	$27,627,357	$(124,945,780)

Increase (decrease) in net asset value per unit	$(49.75)	$(43.18)	$100.25	$123.85	$(378.64)

Net asset value per unit	$1,398.26	$1,448.01	$1,491.19	$1,390.94	$1,267.09

Total assets	$209,461,299	$266,296,505	$287,857,776	$290,833,626	$402,501,983

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

The General Partner manages all business of the Partnership. The General Partner delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The General Partner engages a team of approximately 35 professionals, whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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

Trading decisions may require the exercise of judgment by Aventis. Therefore, successful trading may depend on Aventis’ trading ability, knowledge and judgment. Aventis will exercise its judgment and discretion in interpreting the data generated by its program, including selecting the markets which will be followed and actively traded. In addition, Aventis will determine the method by which orders are placed, the types of orders that are to be placed, the overall leverage for the portfolio, and, when applicable, the time at which orders are placed with, and executed by, a broker.

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

The Aventis Diversified Commodity Strategy is a proprietary and confidential program, and the foregoing description is, of necessity, general and is not intended to be exhaustive. Consequently, an investor will not be able to determine the full details of the program, or whether the program is being followed. There can be no assurance that any trading strategy of Aventis will produce profitable results or will not result in losses. As a managed futures partnership, the Partnership’s/Master’s performance is dependent upon the successful trading of the Advisor to achieve the Partnership’s/Master’s objectives. It is the business of the General Partner to monitor the Advisor’s performance to assure compliance with the Partnership’s/Master’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s/Master’s objectives. Based on 2014 results, the General Partner believes that both Aventis and the Aventis Diversified Commodity Strategy meet the Partnership’s/Master’s objectives.

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures and options purchased, as applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2014.

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

From January 1, 2014 through December 31, 2014, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 5.9%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer (or seller) of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Master’s current contracts are traded OTC, although contracts may be traded OTC in the future.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period and prior periods, as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization. The Partnership/Master continue to be subject to such risk with respect to MS&Co.

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

The General Partner monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and believes, accordingly, that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swap and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to the financial statements.)

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2014, 44,156.1010 Redeemable Units were redeemed totaling $62,246,893 and 450.0690 General Partner unit equivalents were redeemed totaling $650,092. For the year ended December 31, 2013, 47,145.8740 Redeemable Units were redeemed totaling $68,908,448 and 800.7772 Redeemable Units of Special Limited Partner Interest were redeemed totaling $1,194,111. For the year ended December 31, 2012, 32,440.6716 Redeemable Units were redeemed totaling $48,857,272 and 548.7470 General Partner unit equivalents were redeemed totaling $800,736.

For the year ended December 31, 2014, there were subscriptions of 10,331.2640 Redeemable Units totaling $14,734,486. For the year ended December 31, 2013, there were subscriptions of 40,735.2062 Redeemable Units totaling $59,560,140. For the year ended December 31, 2012, there were subscriptions of 14,147.1525 Redeemable Units totaling $21,273,577.

(c) Results of Operations.

For the year ended December 31, 2014, the net asset value per unit decreased 3.4% from $1,448.01 to $1,398.26. For the year ended December 31, 2013, the net asset value per unit decreased 2.9% from $1,491.19 to $1,448.01. For the year ended December 31, 2012, the net asset value per unit increased 7.2% from $1,390.94 to $1,491.19.

The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses of $6,564,366 for the year ended December 31, 2014. Gains were primarily attributable to the Master’s trading of grains, and were partially offset by losses in energy, livestock, metals and softs. The net trading gain or loss for the Partnership is discussed on page 32 under “ Item 8. Financial Statements and Supplementary Data.”

The most significant losses were recorded within the energy markets during January and February from short natural gas futures positions as prices advanced following a U.S. government report that showed a record drop in U.S. inventories after cold weather boosted demand for the heating fuel. Additional losses were incurred in this sector during July from long West Texas Intermediate crude oil and oil distillates positions as prices declined amid reports of rising oil stockpiles and speculation of slowing global growth. Further losses were recorded during December from long positions in RBOB gasoline as prices declined as global supplies outstripped demand. Within the livestock markets, losses were incurred during February from short lean hog futures positions as prices rallied due to a spreading virus, which caused slaughter rates to decline and supplies to shrink. Additional losses were incurred during September through November from short cattle futures positions as prices increased amid speculation that the cattle market would remain tight throughout the rest of the year. Within soft commodities markets, losses were incurred during June and July from long cocoa futures positions as prices decreased due to a larger-than-expected crop in the West African region. Additional losses were incurred during September through November from long coffee positions as prices decreased as improving conditions in Brazil caused a selloff in the coffee market. A portion of the Partnership’s losses during the year was offset by gains recorded within the grain sector during May through September from short positions in corn and soybean as prices declined after favorable growing conditions in the U.S. Midwest increased speculation that crop totals would reach record levels during 2014. Gains were achieved in the metals sector during March from long palladium futures positions as prices increased after rising tensions between Russia and Ukraine raised concern of a possible supply disruption.

The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses of $11,955,236 for the year ended December 31, 2013. Gains were primarily attributable to the Master’s trading of energy and grains, and were partially offset by losses in currencies and livestock.

During the year, the Partnership recorded a loss in Net Asset Value per Unit as trading gains in grains, soft commodities, and energies were offset by losses within the livestock and metals sectors. The most significant gains were achieved within the grains market during June, July, and September from short positions in corn and soybean futures as prices declined on ideal growing weather in the U.S. and strong crop yields. Further gains in this sector were recorded from short positions during February. Within the soft commodities markets, gains in June through November were mostly attributed to long cocoa futures positions as prices climbed higher due to concern that dry weather in West Africa, the world’s top growing region for cocoa, would potentially damage crops, and amid increased demand due to higher chocolate production. Within the energy complex, gains were experienced from long natural gas positions in December as cold weather encouraged a rally in futures prices, options, and calendar spreads. Additional gains in this sector were the result of a short bias in crude oil during October. The Partnership’s gains for the year were offset by losses recorded within the livestock market, primarily during March, from long positions in live cattle futures as prices declined on speculation of weaker U.S. demand. During the third quarter, the Partnership incurred further losses in livestock futures as prices increased on speculation of a decrease in supplies. During October, losses in livestock were attributed to nervousness in the hogs market amid a spreading virus flowing over to the cattle pit and prompting a short covering rally, which hurt Aventis’ spread position. Within the metals complex, losses were recorded in October from short positions in gold futures as prices moved higher during the U.S. Government shutdown as investors sought the safety of the precious metal as a store of value.

During the reporting period and prior periods included in this report, interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days, or at the 4-week U.S. Treasury bill discount rate. Interest income allocated from the Master for the three and twelve months ended December 31, 2014 decreased by $16,690 and $43,981, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is due to lower daily average equity and lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Master’s account and upon interest rates over which the Partnership, the Master and the commodity broker had no control.

Ongoing selling agent/brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent/brokerage fees for the three and twelve months ended December 31, 2014 decreased by $1,418,472 and $3,809,638, respectively, as compared to the corresponding periods in 2013. The decrease in ongoing selling agent/brokerage fees is due to lower average net assets during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2014 decreased by $322,976 and $917,792, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to lower average net assets during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and twelve months ended December 31, 2014 increased by $206,108 and $78,265, respectively, as compared to the corresponding periods in 2013. The increase in administrative fees is due to an increase in the administrative fee rate from 0.5% per year to 1.00% per year effective October 1, 2014.

Incentive fees/Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the respective Aventis and SandRidge Advisory Agreements. There were no incentive fees paid or profit share allocations made for the three and twelve months ended December 31, 2014 and 2013. Aventis will not earn an incentive fee until Aventis recovers the net loss incurred prior to the date of the Aventis Management Agreement and earns new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses related to the offering. Professional fees for the years ended December 31, 2014 and 2013 were $349,287 and $196,709, respectively.

The Partnership pays other expenses, which generally include certain offering costs and filing, reporting and data processing fees. Other expenses for the years ended December 31, 2014 and 2013 were $97,486 and $83,452, respectively.

The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses of $40,915,179 for the year ended December 31, 2012. Gains were primarily attributable to the Master’s trading of NYMEX Natural Gas and was partially offset by losses in ICE Natural Gas.

    The most significant gains during the year ended December 31, 2012 were recorded during March from short positions in natural gas as prices fell due to the unseasonably warm end to the winter season, thus weakening demand for the commodity. Gains were also recorded during August from short positions in natural gas as prices declined due to mild temperatures throughout the United States. Further gains were recorded during November from short positions in natural gas as prices fell due to the unseasonably warm weather throughout the United States, thus weakening demand for the commodity. Additional gains were recorded during January and February from short positions as natural gas prices declined due to significant increases in production and “soft” demand. Gains were also recorded during April and May from short futures positions in natural gas as prices declined due to mild weather and weaker demand. A portion of the Partnership’s gains for the year was offset by losses incurred during July as short positions in natural gas were negatively impacted as prices rallied due to seasonably warm weather throughout the U.S. Midwest. Further losses were incurred during September from short positions in natural gas as prices rallied due to warmer weather throughout the United States. Finally, losses were incurred from trading natural gas in June as prices rallied due to warmer than expected weather throughout the U.S. Midwest, thus increasing demand for the commodity.

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

The Partnership values its investments in the Master with no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2014 and 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forward and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the year ended December 31, 2014, the Master did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the year ended December 31, 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2. The gross presentation of the fair value of the Master’s derivatives by instrument is shown in Note 4, “Trading Activities” in the Notes to the Financial Statements in Item 8 herein.

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

The Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following table indicates the trading Value at Risk associated with MB Master’s open positions by market category as of December 31, 2014, and the highest, lowest and average value at any point during the year. All open position trading risk exposures of MB Master have been included in calculating the figures set forth below. As of December 31, 2014, MB Master’s total capitalization was $228,148,871 and the Partnership owned approximately 91.7% of MB Master. The Partnership invested substantially all of its assets in MB Master. The MB Master’s Value at Risk as of December 31, 2014 was as follows:

	December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$4,621,316	2.02%	$19,263,186	$1,167,065	$7,264,460
Grains	4,007,623	1.76%	12,658,692	227,189	5,511,816
Livestock	2,120,485	0.93%	2,385,459	214	519,782
Softs	1,518,859	0.67%	3,591,096	1,297,496	2,081,253

Total	$12,268,283	5.38%

*	Annual average of month-end Values at Risk.

As of December 31, 2013, MB Master’s total capitalization was $311,830,637 and the Partnership owned approximately 85.4% of MB Master. The Partnership invested substantially all of its assets in MB Master. MB Master’s Value at Risk as of December 31, 2013 was as follows:

	December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$2,107,890	0.68%	$5,376,667	$31,064	$2,306,186
Grains	8,052,314	2.58%	28,467,091	1,828,318	16,119,089
Livestock	2,105,527	0.67%	2,561,898	4,071	1,622,197
Metals	432,274	0.14%	484,988	58,973	65,658
Softs	1,754,855	0.56%	3,779,458	115,103	2,393,541

Total	$14,452,860	4.63%

*	Annual average of month-end Values at Risk.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Master is typically many times the applicable margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirements on short notice), as well as many times the capitalization of the Master. The magnitude of the Master’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Master to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Master — give no indication of this “risk of ruin.”

Non-Trading Risk

The Master has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk that they represent) are immaterial.

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

The following were the primary trading risk exposures of the Master as of December 31, 2014, by market sector.

Metals. The Master’s primary metal market exposure is to fluctuations in the price of gold, silver, platinum and palladium.

Softs. The Master’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, coffee, sugar and cotton accounted for the bulk of the Master’s commodity exposure.

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

Grains. The Master’s commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.

Livestock. Live cattle and lean hog accounted for the bulk of the Master’s commodity exposure.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and attempts to control the Partnership’s (through its investment in the Master) risk exposure on a daily basis through financial, credit and risk management monitoring systems, and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject.

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

Item 8. Financial Statements and Supplementary Data.

MANAGED FUTURES PREMIER AVENTIS II L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2014, 2013 and 2012; Statements of Financial Condition at December 31, 2014 and 2013; Statements of Income and Expenses for the years ended December 31, 2014, 2013 and 2012; Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013 and 2012; and Notes to Financial Statements.

To the Limited Partners of

Managed Futures Premier Aventis II L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
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

The management of Managed Futures Premier Aventis II L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2014 based on the criteria referred to above.

Patrick T. Egan President and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier Aventis II L.P.	Steven Ross Chief Financial Officer Ceres Managed Futures LLC General Partner, Managed Futures Premier Aventis II L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Managed Futures Premier Aventis II, L.P.:

We have audited the accompanying statements of financial condition of Managed Futures Premier Aventis II, L.P. (the “Partnership”), as of December 31, 2014 and 2013, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Managed Futures Premier Aventis II, L.P. as of December 31, 2014 and 2013, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2015

Managed Futures Premier Aventis || L.P.

Statements of Financial Condition

December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Assets:
Investment in Master, at fair value (Note 1)	$209,288,768	$266,266,592
Cash (Note 3c)	172,531	29,913

Total assets	$209,461,299	$266,296,505

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3c)	$349,102	$832,177
Management fees (Note 3b)	217,637	331,790
Administrative fees (Note 3a)	174,110	110,597
Professional fees	161,115	19,660
Other	19,569	12,918
Redemptions payable (Note 5)	5,664,407	5,266,061

Total liabilities	6,585,940	6,573,203

Partners’ Capital: (Notes 1 and 5)
General Partner, 1,648.4455 and 2,098.5145 unit equivalents outstanding at December 31, 2014 and 2013, respectively	2,304,961	3,038,670
Limited Partners, 143,442.4917 and 177,267.3287 Redeemable Units outstanding at December 31, 2014 and 2013, respectively	200,570,398	256,684,632

Total partners’ capital	202,875,359	259,723,302

Total liabilities and partners’ capital	$209,461,299	$266,296,505

Net asset value per unit	$1,398.26	$1,448.01

See accompanying notes to financial statements.

Managed Futures Premier Aventis || L.P.

Statements of Income and Expenses

for the years ended

December 31, 2014, 2013 and 2012

	2014	2013	2012
Investment Income:
Interest income allocated from Master (Note 3c)	$34,622	$78,603	$146,336

Expenses:
Expenses allocated from Master	4,139,981	4,362,862	1,118,121
Ongoing selling agent fees (Note 3c)	6,292,054	10,101,692	11,349,994
Management fees (Note 3b)	2,985,158	3,902,950	6,031,187
Administrative fees (Note 3a)	1,420,466	1,342,201	1,507,798
Professional fees	349,287	196,709	108,892
Other	97,486	83,452	65,653

Total expenses	15,284,432	19,989,866	20,181,645

Net investment income (loss)	(15,249,810)	(19,911,263)	(20,035,309)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	6,751,678	7,387,671	35,243,202
Change in net unrealized gains (losses) on open contracts allocated from Master	(187,312)	4,567,565	5,671,977

Total trading results allocated from Master	6,564,366	11,955,236	40,915,179

Net income (loss)	$(8,685,444)	$(7,956,027)	$20,879,870

Net income (loss) per unit (Note 6)*	$(49.75)	$(43.18)	$100.25

Weighted average units outstanding	162,465.6940	184,840.3100	200,183.1809

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2014, 2013 and 2012

	Limited Partners	Special Limited Partner	General Partner	Total
Partners' Capital at December 31, 2011	$280,930,294	$1,113,833	$3,682,182	$285,726,309
Net income (loss) available for pro rata distribution	20,551,754	80,278	247,838	20,879,870
Subscriptions of 14,147.1525 Redeemable Units	21,273,577	—	—	21,273,577
Redemptions of 32,440.6716 Redeemable Units and 548.7470 General Partner unit equivalents	(48,857,272)	—	(800,736)	(49,658,008)

Partners' Capital at December 31, 2012	273,898,353	1,194,111	3,129,284	278,221,748
Net income (loss) available for pro rata distribution	(7,865,413)	—	(90,614)	(7,956,027)
Subscriptions of 40,735.2062 Redeemable Units	59,560,140	—	—	59,560,140
Redemptions of 47,145.8740 Redeemable Units and 800.7772 Redeemable Units of Special Limited Partner Interest	(68,908,448)	(1,194,111)	—	(70,102,559)

Partners' Capital at December 31, 2013	256,684,632	—	3,038,670	259,723,302
Net income (loss) available for pro rata distribution	(8,601,827)	—	(83,617)	(8,685,444)
Subscriptions of 10,331.2640 Redeemable Units	14,734,486	—	—	14,734,486
Redemptions of 44,156.1010 Redeemable Units and 450.0690 General Partner unit equivalents	(62,246,893)	—	(650,092)	(62,896,985)

Partners' Capital at December 31, 2014	$200,570,398	$—	$2,304,961	$202,875,359

Net asset value per unit:

2012:	$1,491.19

2013:	$1,448.01

2014:	$1,398.26

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

December 31, 2014

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings, and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2014, all trading decisions for the Partnership were made by the Advisor (defined below).

During the year ended December 31, 2014, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

On December 1, 2005, the Partnership allocated substantially all of its capital to CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,410.6191 units of SandRidge Master with cash equal to $14,477,858 and a contribution of open commodity futures and option contracts with a fair value of $(16,018). SandRidge Master permitted commodity pools managed by SandRidge Capital, L.P. (“SandRidge”) using its Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. On January 31, 2013, the Partnership fully redeemed its investment in SandRidge Master for cash equal to $280,445,995.

On February 1, 2013, the Partnership allocated substantially all of its capital to MB Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in MB Master with cash equal to $262,944,186. MB Master permits accounts managed by Aventis Asset Management, LLC (“Aventis”) using its Aventis Diversified Commodity Strategy, a proprietary, discretionary trading system, to invest together in one trading vehicle. References to the “Master” herein refer to SandRidge Master and/or MB Master, as applicable, and references to the “Advisor” herein refer to SandRidge and/or Aventis, as applicable. In addition, SandRidge was a special limited partner (“Special Limited Partner”) of the Partnership. The General

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

December 31, 2014

Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this structure should promote efficiency and economy in the trading process.

The financial statements of the Master, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

At December 31, 2014 and 2013, the Partnership owned approximately 91.7% and 85.4%, respectively, of the Master. During the periods covered by the report, the performance of the Partnership was directly affected by the performance of the Master. Expenses to investors as a result of the investment in the Master were approximately the same and redemption rights were not affected.

The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2055; the net asset value per Redeemable Unit decreases to less than $400 as of a close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.	Partnership’s Investments. The Partnership’s investment in the Master is stated at fair value, which is based on (1) the Partnership’s net contribution to the Master and (2) its allocated share of the undistributed profits and losses, including realized gains/losses and the change in net unrealized gains/losses, of the Master. The Master values its investments as described in Note 2, “Accounting Policies,” on the attached Master’s financial statements.

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

December 31, 2014

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

The Partnership values its investment in the Master with no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2014 and 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$209,288,768	$—	$209,288,768	$—

Net fair value	$209,288,768	$—	$209,288,768	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$266,266,592	$—	$266,266,592	$—

Net fair value	$266,266,592	$—	$266,266,592	$—

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

December 31, 2014

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.	Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception.

f.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights.”

g.	Subsequent Events. The General Partner of the Partnership evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that no events have occurred that require adjustments to or disclosure in the financial statements.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/24 of 1% (0.5% per year) of month-end Net Assets of the Partnership. Effective October 1, 2014, the administrative fee was increased to 1/12 of 1% (1.00% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee/profit share allocation accrual, the administrative fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, entered into a management agreement (the “SandRidge Management Agreement”) with SandRidge, a registered commodity trading advisor. SandRidge was not affiliated with the General Partner, MS&Co. or CGM and was not responsible for the organization or operation of the Partnership. The Partnership paid SandRidge a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to SandRidge. Month-end Net Assets, for the purpose of calculating management fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the administrative fee and any redemptions or distributions as of the end of such month.

In addition, the Special Limited Partner of the Partnership received a quarterly profit share allocation to its capital account in the Partnership in the form of Redeemable Units of the

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

December 31, 2014

Partnership, the value of which was equal to 20% of the New Trading Profits, as defined in the Limited Partnership Agreement, earned on behalf of the Partnership during each calendar quarter and which were issued as Special Limited Partner unit equivalents. The SandRidge Management Agreement was terminated effective January 15, 2013.

The General Partner, on behalf of the Partnership, entered into a management agreement (the “Aventis Management Agreement”) with Aventis, a registered commodity trading advisor. Aventis is not affiliated with the General Partner, MS&Co. or CGM and is not responsible for the organization or operation of the Partnership. Prior to March 1, 2014, the Partnership paid Aventis a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets allocated to Aventis. Effective March 1, 2014, Aventis reduced the management fee rate to 1/12 of 1.25% (a 1.25% annual rate) of month-end Net Assets allocated to Aventis. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee, the administrative fee and any redemptions or distributions as of the end of such month.

Aventis is not a special limited partner and does not receive a profit share allocation. Instead, Aventis will receive an incentive fee, the value of which will be equal to 20% of the New Trading Profits, as defined in the Aventis Management Agreement, earned on behalf of the Partnership during each calendar quarter.

The Aventis Management Agreement can be terminated upon notice by either party.

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

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 5/16 of 1.00% (3.75% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, monthly management fee, incentive fee/profit share allocation accrual, the administrative fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) through its investment in the Master. The CGM clearing fees were allocated to the Partnership based on its proportionate share of the Master. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

December 31, 2014

allocable portion of the Master’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

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

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the monthly ongoing selling agent fee was paid at a rate equal to 3.75% per year of month-end Net Assets. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to a rate equal to 2.50% per year of month-end Net Assets. Effective October 1, 2014, the monthly ongoing selling agent fee was reduced to a rate equal to 2.00% per year of month-end Net Assets. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, incentive fee accrued, the administrative fee and other expenses and redemptions or distributions as of the end of such month.

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

The MS&Co. Customer Agreements with the Partnership and the Master gives, and the CGM Customer Agreement with the Partnership and the Master gave, the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures, option and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures, open option and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

Brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance and

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

December 31, 2014

redemptions. Trading and transaction fees are based on the number of trades executed by the Advisor for the Master and the Partnership’s percentage ownership of the Master. Professional fees and other expenses are borne by the Master and allocated to the Partnership, and also directly charged at the Partnership level. All other fees are charged at the Partnership level.

For disclosures regarding the Master’s trading activities, see Note 4, “Trading Activities,” on the attached Master’s financial statements.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors that become limited partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value per Redeemable Unit as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Net realized and unrealized gains (losses)[1]	$(19.42)	$(12.87)	$139.64
Interest income allocated from Master	0.21	0.45	0.74
Expenses and incentive fees/allocation to Special Limited Partner[2]	(30.54)	(30.76)	(40.13)

Increase (decrease) for the year	(49.75)	(43.18)	100.25
Net asset value per unit, beginning of year	1,448.01	1,491.19	1,390.94

Net asset value per unit, end of year	$1,398.26	$1,448.01	$1,491.19

[1]

Includes ongoing selling agent fees and clearing fees allocated from Master. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees allocated from Master for the years ended December 31, 2014, 2013 and 2012 were $43.55, $64.55, and $200.36, respectively.

[2]

Excludes ongoing selling agent fees and clearing fees allocated from Master and includes incentive fees/allocation to the Special Limited Partner, if any. Total expenses including ongoing selling agent fees and clearing fees allocated from Master for the years ended December 31, 2014, 2013 and 2012 were $(93.51), $(108.18), and $(100.85), respectively.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

December 31, 2014

	2014	2013	2012
Ratios to average net assets:
Net investment income (loss)	(6.7)%	(7.6)%	(6.8)%
Incentive fees/allocation to Special Limited Partner	—%	—%	—%

Net investment income (loss) before incentive fees/allocation to Special Limited Partner[3]	(6.7)%	(7.6)%	(6.8)%

Operating expenses:	6.7%	7.6%	6.8%
Incentive fees/allocation to Special Limited Partner	—%	—%	—%

Total expenses and incentive fees/allocation to Special Limited Partner	6.7%	7.6%	6.8%

Total return:
Total return before incentive fees/allocation to Special Limited Partner	(3.4)%	(2.9)%	7.2%
Incentive fees/allocation to Special Limited Partner	—%	—%	—%

Total return after incentive fees/allocation to Special Limited Partner	(3.4)%	(2.9)%	7.2%

[3]	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer (or seller) of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Master’s current contracts are traded OTC, although contracts may be traded OTC in the future.

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

December 31, 2014

and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership/Master is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period and prior periods, as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization. The Partnership/Master continue to be subject to such risks with respect to MS&Co.

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

The General Partner monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange cleared swap and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2014 and 2013 is summarized below:

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of ongoing selling agent fees	$(7,203,919)	$9,185,669	$2,490,442	$(8,305,239)

Net income (loss) before incentive fees	$(8,564,503)	$8,086,282	$1,387,715	$(9,594,938)

Net income (loss) after incentive fees	$(8,564,503)	$8,086,282	$1,387,715	$(9,594,938)

Increase (decrease) in net asset value per unit	$(56.57)	$51.60	$9.37	$(54.15)

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of ongoing selling agent/brokerage fees	$4,662,340	$1,927,327	$(10,451,039)	$1,430,657

Net income (loss) before incentive fees/allocation to Special Limited Partner	$3,239,889	$499,054	$(11,855,947)	$160,977

Net income (loss) after incentive fees/allocation to Special Limited Partner	$3,239,889	$499,054	$(11,855,947)	$160,977

Increase (decrease) in net asset value per unit	$17.93	$2.28	$(64.36)	$0.97

To the Limited Partners of

MB Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
MB Master Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY 10036
855-672-4468

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

MB Master Fund L.P.:

We have audited the accompanying statements of financial condition of MB Master Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2014 and 2013, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of MB Master Fund L.P. as of December 31, 2014 and 2013, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2015

MB Master Fund L.P.

Statements of Financial Condition

December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Assets:
Equity in trading account:
Cash	$225,656,546	$289,817,482
Cash margin	11,952,370	9,568,502
Net unrealized appreciation on open futures contracts	2,122,505	1,893,970
Options purchased, at fair value (cost $11,720,470 and $25,232,613 at December 31, 2014 and 2013, respectively)	11,717,392	26,469,973

Total trading equity	251,448,813	327,749,927
Expense Reimbursement	3,774	5,366

Total Assets	$251,452,587	$327,755,293

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $13,275,727 and $15,985,360 at December 31, 2014 and 2013, respectively)	$12,526,839	$15,827,487

Accrued expenses:
Clearing fees due to MS&Co.	31,358	57,465
Professional fees	56,368	39,704
Redemptions payable	10,689,151	—

Total liabilities	23,303,716	15,924,656

Partners’ Capital:
General Partner	—	—
Limited Partners	228,148,871	311,830,637

Total liabilities and partners’ capital	$251,452,587	$327,755,293

See accompanying notes to financial statements.

MB Master Fund L.P.

Condensed Schedule of Investments

December 31, 2014

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy
RBOB Gasoline April 15 - June 15	1,662	$(26,440,042)	(11.59)%
Other	103	(781,530)	(0.34)
Grains	1,918	(1,106,332)	(0.49)
Softs	122	(143,685)	(0.06)

Total futures contracts purchased		(28,471,589)	(12.48)

Futures Contracts Sold
Energy
NY Harbor ULSD June 15	989	24,702,136	10.83
Other	774	5,085,247	2.23
Grains	2,283	441,864	0.19
Livestock	590	348,405	0.15
Softs	259	16,442	0.01

Total futures contracts sold		30,594,094	13.41

Net unrealized appreciation on open futures contracts		2,122,505	0.93

Options Purchased
Calls
Energy	732	104,920	0.05
Grains	1,987	3,975,845	1.74
Livestock	802	1,404,320	0.62
Softs	1,720	985,384	0.43
Puts
Grains	2,292	2,069,042	0.91
Livestock	1,674	842,340	0.37
Softs	375	2,335,541	1.02

Total options purchased		11,717,392	5.14

Options Premium Received
Calls
Grains	1,987	(5,323,670)	(2.33)
Livestock	802	(2,728,990)	(1.20)
Softs	2,468	(318,207)	(0.14)
Puts
Energy	246	(678,960)	(0.30)
Grains	1,222	(259,655)	(0.11)
Softs	375	(3,217,357)	(1.41)

Total options premium received		(12,526,839)	(5.49)

Net fair value		$1,313,058	0.58%

See accompanying notes to financial statements.

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

MB Master Fund L.P.

Statements of Income and Expenses

for the years ended

December 31, 2014, 2013 and 2012

	2014	2013	2012
Investment Income:
Interest income	$41,225	$92,224	$30,442

Expenses:
Clearing fees	4,650,390	5,165,063	823,789
Professional fees	101,191	121,699	64,947

Total expenses	4,751,581	5,286,762	888,736
Expense reimbursements	(55,053)	(106,566)	(167,114)

Net expenses	4,696,528	5,180,196	721,622

Net investment income (loss)	(4,655,303)	(5,087,972)	(691,180)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	7,730,241	10,984,676	435,836
Change in net unrealized gains (losses) on open contracts	(420,888)	3,236,420	(697,515)

Total trading results	7,309,353	14,221,096	(261,679)

Net income (loss)	$2,654,050	$9,133,124	$(952,859)

See accompanying notes to financial statements.

MB Master Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2014, 2013 and 2012

Partners’ Capital
Partners’ Capital at December 31, 2011	$38,874,437
Net income (loss)	(952,859)
Subscriptions	34,115,983
Redemptions	(6,113,964)
Distribution of interest income to feeder funds	(30,442)

Partners’ Capital at December 31, 2012	65,893,155
Net income (loss)	9,133,124
Subscriptions	332,941,852
Redemptions	(96,045,270)
Distribution of interest income to feeder funds	(92,224)

Partners’ Capital at December 31, 2013	311,830,637
Net income (loss)	2,654,050
Subscriptions	18,248,310
Redemptions	(104,542,901)
Distribution of interest income to feeder funds	(41,225)

Partners’ Capital at December 31, 2014	$228,148,871

See accompanying notes to financial statements.

MB Master Fund L.P.

Notes to Financial Statements

December 31, 2014

1.	Partnership Organization:

MB Master Fund L.P. (the “Master”) is a limited partnership organized under the partnership laws of the State of Delaware on April 21, 2011, to engage in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include energy, grains, livestock, metals and softs. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings, and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2014, all trading decisions for the Master are made by the Advisor (defined below).

On May 1, 2011 (commencement of trading operations), Commodity Advisors Fund L.P. (“Commodity Advisors”) allocated a portion of its capital to the Master. Commodity Advisors purchased an interest in the Master with cash equal to $12,756,614. On December 1, 2011, Institutional Futures Portfolio L.P. (“Institutional”) and Morgan Stanley Spectrum Strategic L.P. (“Spectrum Strategic”) each allocated a portion of their capital to the Master. Institutional purchased an interest in the Master with cash equal to $15,739,996 and Spectrum Strategic purchased an interest in the Master with cash equal to $8,952,411. On July 1, 2012, Managed Futures Premier Aventis L.P. (“Premier Aventis”) allocated substantially all of its capital to the Master. Premier Aventis purchased an interest in the Master with cash equal to $4,757,145. On February 1, 2013, Managed Futures Premier Aventis II L.P. (“Premier Aventis II”) allocated substantially all of its capital to the Master. Premier Aventis II purchased an interest in the Master with cash equal to $262,944,186. On June 1, 2013, Morgan Stanley Managed Futures Custom Solutions Fund L.P. (“Custom Solutions”) allocated a portion of its capital to the Master. Custom Solutions purchased an interest in the Master with cash equal to $1,300,000. On December 31, 2014, Premier Aventis redeemed its entire investment in the Master for cash equal to $10,689,151. The Master permits commodity pools managed now and in the future by Aventis Asset Management, LLC (formerly known as Misfit Financial Group, LLC) (the “Advisor”) using the Aventis Diversified Commodity Strategy (formerly known as the Barbarian Program), a proprietary, discretionary trading system, to invest together in one trading vehicle.

During the year ended December 31, 2014, the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

Prior to Premier Aventis’ full redemption on December 31, 2014, the Master’s investors consisted of Commodity Advisors, Institutional, Spectrum Strategic, Premier Aventis, Premier Aventis II and Custom Solutions (each a “Feeder”, and collectively, the “Funds”). Commodity Advisors, Institutional, Spectrum Strategic, Premier Aventis II and Custom Solutions each owned approximately 3.6%, 1.9%, 1.5%, 91.7% and 1.3% of the Master at December 31, 2014, respectively. Commodity Advisors, Institutional, Spectrum Strategic, Premier Aventis, Premier Aventis II and Custom Solutions each owned approximately 3.6%, 2.4%, 1.3%, 6.4%, 85.4% and 0.9% of the Master at December 31, 2013, respectively.

The Master will be liquidated under certain circumstances as defined in the limited partnership agreement of the Master (the “Limited Partnership Agreement”).

MB Master Fund L.P.

Notes to Financial Statements

December 31, 2014

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

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the year ended December 31, 2014, the Master did not hold any derivative instruments for which market quotations are not readily available and were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). As of and for the year ended December 31, 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

MB Master Fund L.P.

Notes to Financial Statements

December 31, 2014

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$31,357,685	$31,357,685	$—	$—
Options purchased	11,717,392	11,717,392	—	—

Total Assets	43,075,077	43,075,077	—	—

Liabilities
Futures	29,235,180	29,235,180	—	—
Options premium received	12,526,839	12,526,839	—	—

Total Liabilities	41,762,019	41,762,019	—	—

Net Fair Value	$1,313,058	$1,313,058	$—	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$4,850,521	$4,850,521	$—	$—
Options purchased	26,469,973	26,469,973	—	—

Total Assets	31,320,494	31,320,494	—	—

Liabilities
Futures	2,956,551	2,956,551	—	—
Options premium received	15,827,487	15,827,487	—	—

Total Liabilities	18,784,038	18,784,038	—	—

Net Fair Value	$12,536,456	$12,536,456	$—	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuation in the value of the underlying contracts and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.

Options.    The Master may purchase and write (sell) both exchange listed and over-the-counter (“OTC”) options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial

MB Master Fund L.P.

Notes to Financial Statements

December 31, 2014

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

The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

g.	Investment Company Status. Effective January 1, 2014, the Master adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Master’s financial statements. Based on the General Partner’s assessment, the Master has been deemed to be an investment company since inception.

h.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

i.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that no events have occurred that require adjustment of or disclosure in the financial statements.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master, including selecting one or more advisors to make trading decisions for the Master.

MB Master Fund L.P.

Notes to Financial Statements

December 31, 2014

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner, MS&Co. or CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

Prior to and during part of the third quarter of 2013, the Master was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the third quarter of 2013, the Master entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”). The Master has terminated the CGM Customer Agreement.

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

Under the MS&Co. Customer Agreement, the Master pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions. Further, all trading, exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co clearing fees,” and together with the CGM clearing fees, the “clearing fees”) are borne by the Master and allocated to the Funds. All other fees are borne by the Funds. All of the Master’s assets are deposited in the Master’s account at MS&Co. The Master’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2014 and 2013, the amount of cash held by the Master for margin requirements was $11,952,370 and $9,568,502, respectively. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Prior to April 1, 2014, Spectrum Strategic paid to MS&Co. a monthly brokerage fee at a flat rate of 1/12 of 6% per month (a 6% annual rate) of the net assets of Spectrum Strategic allocated to the Advisor as of the first day of each month. Effective April 1, 2014, the flat rate brokerage fee was reduced to 1/2 of 4% per month (a 4% annual rate) of Spectrum Strategic’s net assets. Effective October 1, 2014, the flat rate brokerage fee was separated into (i) a general partner administrative fee payable to the General Partner equal to an annual rate of 2.0% of Spectrum Strategic’s net assets, and (ii) an ongoing placement agent fee payable to Morgan Stanley Wealth Management equal to an annual rate of 2.0% of Spectrum Strategic’s net assets. The October 1, 2014 fee changes, in the aggregate, did not exceed the flat rate brokerage fee and, accordingly, there was no change to the aggregate fees incurred by Spectrum Strategic. The General Partner administrative fees include, and the flat rate brokerage fee included, clearing fees that are charged to the Master, and therefore, the Master receives monthly expense reimbursements on clearing fees incurred during such month, as shown on the Statements of Income and Expenses as expense reimbursements, based on the beginning of the month Partners’ capital allocation percentage for Spectrum Strategic’s investment in the Master. Prior to October 1, 2014, the expense reimbursement was paid by MS&Co. Effective October 1, 2014, the expense reimbursement is paid by the General Partner.

MB Master Fund L.P.

Notes to Financial Statements

December 31, 2014

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The MS&Co. Customer Agreement with the Master gives, and the CGM Customer Agreement with the Master gave, the Master the legal right to net unrealized gains and losses on open futures, option and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures, open option and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded for the years ended December 31, 2014 and 2013 were 11,926 and 10,892, respectively. The monthly average number of option contracts traded for the years ended December 31, 2014 and 2013 were 53,982 and 86,888, respectively. The monthly average notional value of currency forward contracts held for the years ended December 31, 2014 and 2013 were $0 and $118,406, respectively.

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

The following tables summarize the valuation of the Master’s investments as of December 2014 and 2013, respectively:

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
Assets
Futures	$31,357,685	$(29,235,180)	$2,122,505	$—	$—	$2,122,505
Options purchased	11,717,392	—	11,717,392	(11,717,392)	—	—

Total Assets	43,075,077	(29,235,180)	13,839,897	(11,717,392)	—	2,122,505

Liabilities
Futures	$(29,235,180)	$29,235,180	$—	$—	$—	$—
Options premium received	(12,526,839)	—	(12,526,839)	11,717,392	—	(809,447)

Total Liabilities	(41,762,019)	29,235,180	(12,526,839)	11,717,392	—	(809,447)

Net fair value						$1,313,058

MB Master Fund L.P.

Notes to Financial Statements

December 31, 2014

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
Assets
Futures	$4,850,521	$(2,956,551)	$1,893,970	$—	$—	$1,893,970
Options purchased	26,469,973	—	26,469,973	(15,827,487)	—	10,642,486

Total Assets	31,320,494	(2,956,551)	28,363,943	(15,827,487)	—	12,536,456

Liabilities
Futures	$(2,956,551)	$2,956,551	$—	$—	$—	$—
Options premium received	(15,827,487)	—	(15,827,487)	15,827,487	—	—

Total Liabilities	(18,784,038)	2,956,551	(15,827,487)	15,827,487	—	—

Net fair value						$12,536,456

The following tables indicate the gross fair values of derivative instruments of futures and options contracts as separate assets and liabilities as of December 31, 2014 and 2013.

December 31, 2014
Assets
Futures Contracts
Energy	$29,821,382
Grains	1,137,234
Livestock	360,642
Softs	38,427

Total unrealized appreciation on open futures contracts	$31,357,685

Liabilities
Futures Contracts
Energy	$(27,255,571)
Grains	(1,801,702)
Livestock	(12,237)
Softs	(165,670)

Total unrealized depreciation on open futures contracts	$(29,235,180)

Net unrealized appreciation on open futures contracts	$2,122,505 *

Assets
Options Purchased
Energy	$104,920
Grains	6,044,887
Livestock	2,246,660
Softs	3,320,925

Total options purchased	$11,717,392 **

MB Master Fund L.P.

Notes to Financial Statements

December 31, 2014

	December 31, 2014
Liabilities
Options Premium Received
Energy	$(678,960)
Grains	(5,583,325)
Livestock	(2,728,990)
Softs	(3,535,564)

Total options premium received	$(12,526,839	)***

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is included in “Options purchased, at fair value” on the Statements of Financial Condition.

***	This amount is included in “Options premium received, at fair value” on the Statements of Financial Condition.

	December 31, 2013
Assets
Futures Contracts
Energy	$1,359,790
Grains	2,333,747
Livestock	296,918
Metals	74,145
Softs	785,921

Total unrealized appreciation on open futures contracts	$4,850,521

Liabilities
Futures Contracts
Energy	(589,780)
Grains	(1,480,902)
Livestock	(304,817)
Metals	(75,310)
Softs	(505,742)

Total unrealized depreciation on open futures contracts	$(2,956,551)

Net unrealized appreciation on open futures contracts	$1,893,970	*

Assets
Options Purchased
Energy	$1,710,022
Grains	19,721,798
Livestock	781,760
Metals	1,394,390
Softs	2,862,003

Total options purchased	$26,469,973	**

Liabilities
Options Premium Received
Grains	$(14,739,088)
Metals Softs	(456,220 (632,179	) )

Total options premium received	$(15,827,487	)***

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

MB Master Fund L.P.

Notes to Financial Statements

December 31, 2014

**	This amount is included in “Options purchased, at fair value” on the Statements of Financial Condition.

***	This amount is included in “Options premium received, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2014, 2013 and 2012.

Sector	2014		2013	2012
Currencies	$—		$(2,484)	$—
Energy	(2,776,408)		1,780,340	(5,708,435)
Grains	24,568,447		19,550,541	4,614,137
Livestock	(3,279,875)		(5,696,904)	(120,562)
Metals	(70,689)		506,319	(224,100)
Softs	(11,132,122)		(1,916,716)	1,177,281

Total	$7,309,353	****	$14,221,096	$(261,679	)****

****	This amount is included in “Total trading results” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors that become limited partners on the first day of the month after their subscription is processed. A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least three business days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Master.

6.	Financial Highlights:

Ratios to average net assets for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Ratios to average net assets:
Net investment income (loss)*	(1.7)%	(1.7)%	(1.5)%

Operating expenses	1.8%**	1.7%**	1.6%**

Total return	1.2%	3.0%	0.1%

*	Interest income less total expenses.

**	Percentages are after expense reimbursements (equal to 0.02%, 0.04% and 0.4%, respectively).

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

MB Master Fund L.P.

Notes to Financial Statements

December 31, 2014

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk, during the reporting period and prior periods as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. and/or CGM, the Master’s counterparty is an exchange or clearing organization. The Master continues to be subject to such risks with respect to MS&Co.

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

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for MB Master for the years ended December 31, 2014 and 2013, and SandRidge Master for the period January 1, 2013 to January 31, 2013 (termination of operations) is summarized below:

MB Master	For the period from October 1, 2014 to December 31, 2014		For the period from July 1, 2014 to September 30, 2014		For the period from April 1, 2014 to June 30, 2014		For the period from January 1, 2014 to March 31, 2014
Net realized and unrealized trading gains (losses) net of clearing fees and including interest income		$(6,989,924)		$12,105,123		$4,441,115	$(6,856,126)
Net income (loss)		$(6,999,065)		$12,094,970		$4,430,308	$(6,872,163)
Increase (decrease) in net asset value per unit	$	N/A	$	N/A	$	N/A	$ N/A

MB Master	For the period from October 1, 2013 to December 31, 2013		For the period from July 1, 2013 to September 30, 2013		For the period from April 1, 2013 to June 30, 2013		For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses) net of clearing fees and including interest income		$8,434,992		$5,346,725		$(9,609,115)	$4,975,655
Net income (loss)		$8,417,460		$5,338,002		$(9,610,615)	$4,988,277
Increase (decrease) in net asset value per unit	$	N/A	$	N/A	$	N/A	$ N/A

SandRidge Master	For the period from October 1, 2013 to December 31, 2013		For the period from July 1, 2013 to September 30, 2013		For the period from April 1, 2013 to June 30, 2013		For the period from January 1, 2013 to January 31, 2013 (termination of operations)
Net realized and unrealized trading gains (losses) net of clearing fees and including interest income	$	N/A	$	N/A	$	N/A	$123,633
Net income (loss)	$	N/A	$	N/A	$	N/A	$61,162
Increase (decrease) in net asset value per unit	$	N/A	$	N/A	$	N/A	$0.51

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer), Alper Daglioglu (Director), Jeremy Beal (Director), Colbert Narcisse (Director), Harry Handler (Director), Kevin Klingert (Director), M. Paul Martin (Director), Frank Smith (Director) and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli, Kevin Klingert and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Patrick T. Egan, age 45, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA, and since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner, and since January 2015, Mr. Egan has been employed by the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities have included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011, as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014, and as Head of Morgan Stanley Managed Futures since October 2014. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Wealth Management. From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 43, has been Chief Financial Officer and a principal of the General Partner since July 2014. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Alper Daglioglu, age 38, has been a Director, and listed as a principal, of the General Partner since December 2010. He served as President of the General Partner from August 2013 through September 2014. Since October 2013, Mr. Daglioglu has also been registered as an associated person of the General Partner, and is an associate member of NFA. Since November 2013, Mr. Daglioglu has been registered as a swap associated person of the General Partner. Since May 2014, Mr. Daglioglu has been listed as a principal and registered as an associated person of each of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Mr. Daglioglu was appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Managing Director as well as Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. Mr. Daglioglu has been registered as an associated person of Morgan Stanley Smith Barney LLC since October 2013. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 40, has been a Director and listed as a principal of the General Partner since August 2013. From August 2013 through September 2014, Mr. Beal served as Chairman of the Board of Directors of the General Partner. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In October 2012, Mr. Beal was appointed Chief Operating Officer of JE Moody & Company LLC, a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013. Prior to joining JE Moody & Company LLC, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 49, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012. Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Harry Handler, age 56, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS&Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney LLC since June 2009 and listed as a branch office manager since February 2013. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Kevin Klingert, age 51, has been a Director of the General Partner since October 2014. Mr. Klingert has also served as Managing Director of Morgan Stanley Investment Management, a financial services firm, since December 2007, where his responsibilities include serving as head of the Morgan Stanley Investment Management Liquidity business since July 2010 and as Chief Operating Officer of Morgan Stanley Investment Management’s Traditional Asset Management business, including Long-Only, Alternative Investment Partners, and Global Liquidity, since February 2013. Mr. Klingert has been listed as a principal of Morgan Stanley Investment Management since May 2013. Mr. Klingert has been listed as a principal of the General Partner since October 2014. From June 2008 through July 2010, Mr. Klingert served as the Vice President of the U.S. registered mutual fund family managed by Morgan Stanley Investment Management, where his responsibilities included handling certain administrative matters related to the funds. From April 2008 until July 2010, Mr. Klingert served as the Global Head, Chief Operating Officer and Acting Chief Investment Officer of the Fixed Income Group of Morgan Stanley Investment Management. From December 2007 through July 2010, Mr. Klingert served as the Head of Global Liquidity Portfolio Management and Co-Head of Liquidity Credit Research of Morgan Stanley Investment Management. Mr. Klingert was listed as a principal of Morgan Stanley Hedge Fund Partners Cayman Ltd., a commodity pool operator, from September 2009 to September 2011, where his responsibilities included, along with the company’s other directors, making all management decisions on behalf of the company. From February 2007 until November 2007, Mr. Klingert was on sabbatical. Prior to joining Morgan Stanley Investment Management, Mr. Klingert was Managing Director on the Management Committee and head of Municipal Portfolio Management and Liquidity at BlackRock, Inc., a financial services firm, from October 1991 through January 2007. From March 1985 until October 1991, Mr. Klingert was an Assistant Vice President Municipal Portfolio Manager at Merrill Lynch & Co., Inc., an investment bank. Mr. Klingert received a B.S. in Business Administration from SUNY Oswego in May 1984 and an M.B.A. in Finance from New York University in February 1990.

M. Paul Martin, age 55, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS&Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Frank Smith, age 48, has been a Director of the General Partner since October 2014. Mr. Smith has also served as an Executive Director of Morgan Stanley Investment Management, a financial services firm, since August 2000, where his responsibilities include serving as Treasurer and Chief Financial Officer of Morgan Stanley Funds as well as Executive Director of U.S. Fund Administration. Mr. Smith has been listed as a principal of the General Partner since October 2014. Mr. Smith previously served as a senior manager of the audit group at PricewaterhouseCoopers, an accounting firm, from December 1997 to August 2000. Mr. Smith was responsible for managing the audits of multiple clients while at PricewaterhouseCoopers LLP. Prior to PricewaterhouseCoopers, Mr. Smith was a Fund Administration manager at BlackRock, Inc., a mutual fund complex, from July 1996 to December 1997. At BlackRock he oversaw multiple vendors who performed accounting services for the funds. From December 1994 to July 1996, Mr. Smith served as an audit manager at Coopers & Lybrand, an accounting firm, where he was responsible for managing multiple client audits. After college, Mr. Smith began his career at McGladrey & Pullen, LLP, certified public accountants, where he served as an audit manager from June 1987 to December 1994. At McGladrey & Pullen, he was responsible for managing multiple client audits. Mr. Smith received a B.S. in Accounting from St. John’s University in May 1987.

Feta Zabeli, age 54, has been a Director of the General Partner since October 2014. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli was appointed to the Board of Directors of MSIM Inc., an affiliate of the General Partner, effective January 30, 2015. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

The Partnership has not adopted a code of ethics that applies to executive officers because it has no executive officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. As compensation for its services, the Partnership pays the General Partner administrative fees, as described under “Item l. Business.” During the year ended December 31, 2014, the General Partner earned $1,420,466 in administrative fees. Morgan Stanley Wealth Management, an affiliate of the General Partner, is a selling agent for the Partnership and receives an ongoing selling agent fee for such services, as described under “Item 1. Business.” For the year ended December 31, 2014, Morgan Stanley Wealth Management earned $6,292,054 in ongoing selling agent fees from the Partnership. As compensation for its services, the Partnership pays the Advisor management and incentive fees as described under “Item I . Business.” For the year ended December 31, 2014, the Advisor earned $2,985,158 in management fees. There were no incentive fees earned by the Advisor for the year ended December 31, 2014. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2015, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2014:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner unit equivalents	General Partner	1,648.4455	1.1%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive from the Partnership are set forth under “Item 1. Business,” “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2014 and 2013, for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2014	$115,400
2013	$108,500

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

2014	$28,960
2013	$28,960

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements:

      Statements of Financial Condition at December 31, 2014 and 2013.

      Condensed Schedules of Investments at December 31, 2014 and 2013.

      Statements of Income and Expenses for the years ended December 31, 2014, 2013 and 2012.

      Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013 and 2012.

      Notes to Financial Statements.

     (2) Exhibits:

3.1	(a)	Certificate of Limited Partnership dated April 15, 2005 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 29, 2010 (filed as Exhibit 3.1(e) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership dated September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

	(g)	Certificate of Amendment of the Certificate of Limited Partnership dated January 28, 2013 (filed as Exhibit 3.1 to the current report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

	(h)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(h) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2		Fourth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the current report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

10.1	(a)	Advisory Agreement among the Partnership, the General Partner and SandRidge Capital, L.P. (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Letter from the General Partner to SandRidge Capital, L.P. extending the Advisory Agreement through June 30, 2013 (filed as Exhibit 10.1(b) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.2	(a)	Customer Agreement among the Partnership, the General Partner and CGM (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Addendum to the Customer Agreement among the Partnership, the General Partner and CGM (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3

Amended and Restated Commodity Futures Customer Agreement between the Partnership and MS&Co., effective September 4, 2013 (filed as Exhibit 10.9 to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.4	(a)	Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.8 to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.4	(b)

Letter amending the Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.8(b) to the quarterly report on Form 10-Q filed on April 7, 2014 and incorporated herein by reference).

10.4	(c)

Letter amending the Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.8(c) to the quarterly report on Form 10-Q filed on August 8, 2014 and incorporated herein by reference).

10.5		Form of Subscription Agreement (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.6	(a)	Management Agreement among the Partnership, the General Partner and Aventis Asset Management, LLC (filed as Exhibit 10.1 to the current report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

	(b)	Letter from the General Partner to Aventis Asset Management, LLC extending the Management Agreement through June 30, 2015 (filed herewith).

	(c)	First Amendment to the Management Agreement among the Partnership, the General Partner and Aventis Asset Management, LLC (filed as Exhibit 10.1 to the current report on Form 8-K filed on March 6, 2014 and incorporated herein by reference).

10.7	(a)	Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(a) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

	(b)	Amendment No. 5 to Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(b) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference.

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).

32.1 — Section 1350 Certification (Certification of President and Director).

32.2 — Section 1350 Certification (Certification of Chief Financial Officer).

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
Patrick T. Egan President & Director

Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Kevin Klingert	/s/ Alper Daglioglu
Patrick T. Egan	Kevin Klingert	Alper Daglioglu
President and Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC

Date: March 30, 2015	Date: March 30, 2015	Date: March 30, 2015

/s/ Steven Ross	/s/ Colbert Narcisse	/s/ Jeremy Beal
Steven Ross	Colbert Narcisse	Jeremy Beal
Chief Financial Officer (Principal Accounting Officer) Ceres Managed Futures LLC	Director Ceres Managed Futures LLC Date: March 30, 2015	Director Ceres Managed Futures LLC Date: March 30, 2015
Date: March 30, 2015

/s/ M. Paul Martin	/s/ Harry Handler	/s/ Frank Smith
M. Paul Martin	Harry Handler	Frank Smith
Director Ceres Managed Futures LLC Date: March 30, 2015	Director Ceres Managed Futures LLC Date: March 30, 2015	Director Ceres Managed Futures LLC Date: March 30, 2015

/s/ Feta Zabeli
Feta Zabeli Director Ceres Managed Futures LLC Date: March 30, 2015

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.