Form 10-Q
period 2015-03-31
MANAGED FUTURES PREMIER AVENTIS II L.P.
filed 2015-05-13
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐ No ☑

As of April 30, 2015, 137,763.4857 Limited Partnership Redeemable Units were outstanding.

Managed Futures Premier Aventis II L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Aventis II L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2015	December 31, 2014
Assets:
Investment in MB Master(1), at fair value	$207,786,038	$209,288,768
Cash	238,786	172,531

Total assets	$208,024,824	$209,461,299

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$346,708	$349,102
Management fees	216,089	217,637
Administrative fees	172,871	174,110
Other	232,550	180,684
Redemptions payable to General Partner	246,636	—
Redemptions payable to Limited Partners	4,539,846	5,664,407

Total liabilities	5,754,700	6,585,940

Partners’ Capital:
General Partner, 1,423.7415 and 1,648.4455 Redeemable Units outstanding at March 31, 2015 and December 31, 2014, respectively	2,021,309	2,304,961
Limited Partners, 141,048.4727 and 143,442.4917 Redeemable Units outstanding at March 31, 2015 and December 31, 2014, respectively	200,248,815	200,570,398

Total partners’ capital	202,270,124	202,875,359

Total liabilities and partners’ capital	208,024,824	209,461,299

Net asset value per unit	$1,419.72	$1,398.26

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Income:
Interest income allocated from Master	$3,774	$15,536

Expenses:
Expenses allocated from Master	696,332	1,274,619
Ongoing selling agent fees	1,064,031	2,365,783
Management fees	663,259	892,228
Administrative fees	530,607	314,351
Other	99,220	83,120

Total expenses	3,053,449	4,930,101

Net investment income (loss)	(3,049,675)	(4,914,565)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	10,828,554	1,829,062
Change in net unrealized gains (losses) on open contracts allocated from Master	(4,469,775)	(6,509,435)

Total trading results allocated from Master	6,358,779	(4,680,373)

Net income (loss)	3,309,104	(9,594,938)
Subscriptions — General Partner	124,831	—
Subscriptions — Limited Partners	10,727,055	3,895,668
Redemptions — General Partner	(446,636)	—
Redemptions — Limited Partners	(14,319,589)	(19,337,301)

Net increase (decrease) in Partners’ Capital	(605,235)	(25,036,571)
Partners’ Capital, beginning of period	202,875,359	259,723,302

Partners’ Capital, end of period	$202,270,124	$234,686,731

Net asset value per unit (142,472.2142 and 168,371.2772 Units outstanding at March 31, 2015 and 2014, respectively)	$1,419.72	$1,393.86

Net income per unit*	$21.46	$(54.15)

Weighted average units outstanding	148,897.8979	177,359.5069

*	Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

1. Organization:

Managed Futures Premier Aventis II L.P. (formerly known as Bristol Energy Fund L.P.) (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of commodity interests on U.S. and international futures, options on futures and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner (defined below). Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have significant exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The commodity interests that are traded by the Partnership, through its investment in MB Master Fund L.P. (“MB Master” or the “Master”), are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States Treasury bills. During the initial offering period, the Partnership sold 11,925 redeemable units (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

As of March 31, 2015, all trading decisions for the Partnership are made by Aventis Asset Management, LLC (“Aventis” or the “Advisor”).

As of March 31, 2015, the Partnership’s/MB Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

MB Master has entered into a futures brokerage account agreement with MS&Co. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, through its investment in MB Master, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (the “clearing fees”).

The Partnership has also entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”). Pursuant to the selling agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee equal to 2.00% per year of the Partnership’s adjusted month-end net assets. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered or exempted financial advisors of Morgan Stanley Wealth Management who have sold Redeemable Units in the Partnership. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 3.75% to an annual rate of 2.50%. Effective October 1, 2014, the monthly ongoing selling agent fee was reduced from annual rate of 2.50% to its current annual rate of 2.00%. As of the same date, the administrative fee was increased from an annual rate of 0.5% to an annual rate of 1.0%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

2. Basis of Presentation and Summary of Significant Accounting Policies:

        The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2015 and December 31, 2014, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

At March 31, 2015, the Partnership owned approximately 90.6% of MB Master. At December 31, 2014, the Partnership owned approximately 91.7% of MB Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

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

Partnership’s Investment: The Partnership’s investment in the Master is stated at fair value, which is based on (1) the Partnership’s net contribution to the Master and (2) its allocated share of the undistributed profits and losses, including realized gains/losses and the change in net unrealized gains/losses, of the Master. The valuation of the Master’s investments including the classification within the fair value hierarchy of the investments held by the Master are described in Note 5.

Master’s Investments: Fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.

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

Investment Company Status. The Partnership has adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” Based on General Partner’s assessment, the Partnership has been deemed to be an investment company since inception.

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

Net Income (loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 3, “Financial Highlights.”

Recent Accounting Pronouncement: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which relates to disclosures for investments that calculate net asset value per share (potentially funds of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU requires entities to provide the disclosures in Accounting Standards Codification (“ASC”) 820-10-50-6A only for investments for which they elect to use the NAV practical expedient to determine fair value. The standard is effective for public business entities for fiscal years beginning after December 15, 2015, early adoption is permitted. The General Partner is currently evaluating the impact that the new pronouncement would have on the Partnership’s financial statements.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

3. Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Net realized and unrealized gains (losses)	$41.92	$(26.44)
Interest income allocated from Master	0.03	0.09
Expenses	(20.49)	(27.80)

Increase (decrease) for the period	21.46	(54.15)
Net asset value per unit, beginning of period	1,398.26	1,448.01

Net asset value per unit, end of period	$1,419.72	$1,393.86

Ongoing selling agent fees and clearing fees allocated from Master, which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit, are now excluded from net realized and unrealized gains (losses) per unit and included in expenses per unit. This information was previously included as a footnote to the financial highlights table.

	Three Months Ended March 31,
	2015	2014
Ratios to average net assets:*
Net investment income (loss)**	(6.0)%	(8.0)%

Operating expenses	6.0%	8.0%
Incentive fees	—%	—%

Total expenses and incentive fees	6.0%	8.0%

Total return:
Total return before incentive fees	1.5%	(3.7)%
Incentive fees	—%	—%

Total return after incentive fees	1.5%	(3.7)%

*	Annualized (except for incentive fees, if applicable).

**	Interest income allocated from Master less total expenses. Does not reflect the effects of incentive fees.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses allocated from the Master.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

4. Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Master’s (defined in Note 6, “Investment in Master”) trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreement among the Partnership, MS&Co. and the Master gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures contracts and exchange-cleared swap contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swap contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Master and the Partnership’s percentage ownership of the Master. All clearing fees paid to MS&Co. are borne by the Master and allocated to the Partnership.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts held during the three months ended March 31, 2015 and 2014 were 9,959 and 11,306, respectively. The monthly average number of option contracts held during the three months ended March 31, 2015 and 2014 were 28,403 and 74,495, respectively. The monthly average number of metals forward contracts held during the three months ended March 31, 2015 and 2014 were 40 and 0, respectively.

The Partnership discloses both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The new guidance did not have a significant impact on the Partnership’s financial statements.

There were no direct investments at March 31, 2015.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

5. Fair Value Measurements:

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

The Master considers prices for exchange-traded commodity futures, forward, option and swap contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2).

As of and for the periods ended March 31, 2015 and December 31, 2014, the Master did not hold any derivative instruments for which market quotations are not readily available and were priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2015 and for the year ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

6. Investment in Master:

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

The General Partner is not aware of any material changes to Aventis Diversified Commodity Strategy during the fiscal quarter ended March 31, 2015.

MB Master’s trading of futures, forwards and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co.

A limited partner may withdraw all or part of these capital contributions and undistributed profits, if any, from the Master as of the end of any day (the “Redemption Date”) after a request has been made to the General Partner at least 3 days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Master.

Management and incentive fees are charged at the Partnership level. All clearing fees are borne by the Master and allocated to its limited partners, including the Partnership. Professional fees and other expenses are borne by the Master and allocated to the Partnership, and also directly charged at the Partnership level. All other fees are charged at the Partnership level.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

MB Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2015 and December 31, 2014 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2015 and 2014 are presented below.

MB Master Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2015	December 31, 2014
Assets:
Equity in trading account:
Cash	$223,072,933	$225,656,546
Cash margin	10,119,634	11,952,370
Net unrealized appreciation on open futures contracts	—	2,122,505
Options purchased, at fair value (cost $18,362,474 and $11,720,470 at March 31, 2015 and December 31, 2014, respectively)	12,838,641	11,717,392

Total trading equity	246,031,208	251,448,813
Expense reimbursement	3,562	3,774

Total assets	$246,034,770	$251,452,587

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,397,913	$—
Net unrealized depreciation on open forward contracts	97,691	—
Options premium received, at fair value (premium $20,044,879 and $13,275,727 at March 31, 2015 and December 31, 2014, respectively)	15,093,254	12,526,839
Accrued expenses:
Clearing fees due to MS&Co.	—	31,358
Professional fees	70,199	56,368
Redemptions payable	—	10,689,151

Total liabilities	16,659,057	23,303,716

Partners’ Capital:
General Partner	—	—
Limited Partners	229,375,713	228,148,871

Total liabilities and partners’ capital	$246,034,770	$251,452,587

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

MB Master Fund L.P.

Condensed Schedule of Investments

March 31, 2015

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	1,077	$(1,801,181)	(0.78)%
Grains	4,117	(320,773)	(0.14)
Softs	1,027	(159,881)	(0.07)

Total futures contracts purchased		(2,281,835)	(0.99)

Futures Contracts Sold
Energy	1,310	1,097,813	0.48
Grains	3,973	(220,047)	(0.10)
Livestock	59	3,526	0.00 *
Softs	451	2,630	0.00 *

Total futures contracts sold		883,922	0.38

Net unrealized depreciation on open futures contracts		(1,397,913)	(0.61)

Unrealized Appreciation on Open Forward Contracts
Metals	25	292,876	0.13

Total Unrealized appreciation on open forward contracts		292,876	0.13

Unrealized Depreciation on Open Forward Contracts
Metals	42	(390,567)	(0.17)

Total unrealized depreciation on open forward contracts		(390,567)	(0.17)

Net unrealized depreciation on open forward contracts		(97,691)	(0.04)

Options Purchased
Calls
Energy	1,047	369,940	0.16
Grains	6,145	4,885,012	2.13
Livestock	347	419,870	0.18
Metals	391	185,006	0.08
Softs	3,831	1,667,536	0.73
Puts
Grains	3,428	3,336,063	1.46
Livestock	1,683	328,430	0.14
Metals	17	137,350	0.06
Softs	2,519	1,509,434	0.66

Total options purchased		12,838,641	5.60

Options Premium Received
Calls
Grains	3,855	(5,624,537)	(2.45)
Livestock	347	(1,041,000)	(0.45)
Metals	425	(92,762)	(0.04)
Softs	3,025	(825,572)	(0.36)
Puts
Grains	3,210	(6,301,938)	(2.75)
Softs	3,017	(1,207,445)	(0.53)

Total options premium received		(15,093,254)	(6.58)

Net fair value		$(3,750,217)	(1.63)%

* Due to rounding

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

MB Master Fund L.P.

Condensed Schedule of Investments

December 31, 2014

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy
RBOB Gasoline April 15 - June 15	1,662	(26,440,042)	(11.59)%
Other	103	(781,530)	(0.34)
Grains	1,918	(1,106,332)	(0.49)
Softs	122	(143,685)	(0.06)

Total futures contracts purchased		(28,471,589)	(12.48)

Futures Contracts Sold
Energy
NY Harbor ULSD June 15	989	24,702,136	10.83
Other	774	5,085,247	2.23
Grains	2,283	441,864	0.19
Livestock	590	348,405	0.15
Softs	259	16,442	0.01

Total futures contracts sold		30,594,094	13.41

Net unrealized appreciation on open futures contracts		2,122,505	0.93

Options Purchased
Calls
Energy	732	104,920	0.05
Grains	1,987	3,975,845	1.74
Livestock	802	1,404,320	0.62
Softs	1,720	985,384	0.43
Puts
Grains	2,292	2,069,042	0.91
Livestock	1,674	842,340	0.37
Softs	375	2,335,541	1.02

Total options purchased		11,717,392	5.14

Options Premium Received
Calls
Grains	1,987	(5,323,670)	(2.33)
Livestock	802	(2,728,990)	(1.20)
Softs	2,468	(318,207)	(0.14)
Puts
Energy	246	(678,960)	(0.30)
Grains	1,222	(259,655)	(0.11)
Softs	375	(3,217,357)	(1.41)

Total options premium received		(12,526,839)	(5.49)

Net fair value		$1,313,058	0.58%

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

MB Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Investment Income:
Interest income	$4,283	$18,694

Expenses:
Clearing fees	741,415	1,448,091
Professional fees	23,884	30,914

Total expenses	765,299	1,479,005
Expense reimbursements	(11,651)	(14,877)

Net expenses	753,648	1,464,128

Net investment income (loss)	(749,365)	(1,445,434)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	11,899,325	2,127,439
Change in net unrealized gains (losses) on open contracts	(4,936,127)	(7,554,168)

Total trading results	6,963,198	(5,426,729)

Net income (loss)	6,213,833	(6,872,163)
Subscriptions — Limited Partners	13,717,277	4,433,236
Redemptions — Limited Partners	(18,699,985)	(25,185,350)
Distribution of interest income to feeder funds	(4,283)	(18,694)

Net increase (decrease) in Partners’ Capital	1,226,842	(27,642,971)
Partners’ Capital, beginning of period	228,148,871	311,830,637

Partners’ Capital, end of period	$229,375,713	$284,187,666

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The following tables summarize the valuation of the Master’s investments as of March 31, 2015 and December 31, 2014, respectively.

				Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral (Received)/Pledged[1]	Net Amount
Assets
Futures	$3,918,446	$(3,918,446)	$—	$—	$—	$—
Forwards	292,876	(292,876)	—	—	—	—
Options purchased	12,838,641	—	12,838,641	(12,838,641)	—	—

Total assets	17,049,963	(4,211,322)	12,838,641	(12,838,641)	—	—

Liabilities
Futures	$(5,316,359)	$3,918,446	$(1,397,913)	$—	$—	$(1,397,913)
Forwards	(390,567)	292,876	(97,691)	—	—	(97,691)
Options premium received	(15,093,254)	—	(15,093,254)	12,838,641	—	(2,254,613)

Total liabilities	(20,800,180)	4,211,322	(16,588,858)	12,838,641	—	(3,750,217)

Net fair value						$(3,750,217)[1]

				Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral (Received)/Pledged[1]	Net Amount
Assets
Futures	$31,357,685	$(29,235,180)	$2,122,505	$—	$—	$2,122,505
Options purchased	11,717,392	—	11,717,392	(11,717,392)	—	—

Total assets	43,075,077	(29,235,180)	13,839,897	(11,717,392)	—	2,122,505

Liabilities
Futures	$(29,235,180)	$29,235,180	$—	$—	$—	$—
Options premium received	(12,526,839)	—	(12,526,839)	11,717,392	—	(809,447)

Total liabilities	(41,762,019)	29,235,180	(12,526,839)	11,717,392	—	(809,447)

Net fair value						$1,313,058 [1]

[1]

In the event of default by the Master, MS&Co., the sole counterparty to the Master’s derivative contracts, has the right to offset the Master’s obligation with the cash held by the Master, thereby minimizing the counterparty’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown on the Statements of Financial Condition.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

	March 31, 2015	Level 1	Level 2	Level 3
Assets
Futures	$3,918,446	$3,918,446	$—	$—
Forwards	292,876	292,876	—	—
Options purchased	12,838,641	12,838,641	—	—

Total assets	17,049,963	17,049,963	$—	$—

Liabilities
Futures	$5,316,359	$5,316,359	$—	$—
Forwards	390,567	390,567	—	—
Options premium received	15,093,254	15,093,254	—	—

Total liabilities	20,800,180	20,800,180	—	—

Net fair value	$(3,750,217)	$(3,750,217)	$—	$—

	December 31, 2014	Level 1	Level 2	Level 3
Assets
Futures	$31,357,685	$31,357,685	$—	$—
Options purchased	11,717,392	11,717,392	—	—

Total assets	$43,075,077	$43,075,077	$—	$—

Liabilities
Futures	$29,235,180	$29,235,180	$—	$—
Options premium received	12,526,839	12,526,839	—	—

Total liabilities	41,762,019	41,762,019	—	—

Net fair value	$1,313,058	$1,313,058	$—	$—

Financial Highlights of the Master:

Ratios to average net assets for the three months ended March 31, 2015 were as follows:

	Three Months Ended March 31,
	2015	2014
Ratios to average net assets:
Net investment income (loss)[2]	(1.3)%[1]	(2.0)%[1]

Operating expenses[3]	1.3%[1]	2.0%[1]

Total return	2.7%	(2.3)%

[1]	Annualized.

[2]	Interest income less total expenses.

[3]	Percentages are annualized and after expense reimbursements (equal to 0.02% and 0.02%, respectively).

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using each limited partner’s share of income, expenses and average net assets.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures, forward and option contracts as separate assets and liabilities as of March 31, 2015 and December 31, 2014, respectively.

	March 31, 2015
Assets
Futures Contracts
Energy	$2,885,654
Grains	872,662
Livestock	3,526
Softs	156,604

Total unrealized appreciation on open futures contracts	$3,918,446

Liabilities
Futures Contracts
Energy	$(3,589,022)
Grains	(1,413,482)
Softs	(313,855)

Total unrealized depreciation on open futures contracts	$(5,316,359)

Net unrealized depreciation on open futures contracts	$(1,397,913	)*

Assets
Forward Contracts
Metals	$292,876

Total unrealized appreciation on open forward contracts	$292,876

Liabilities
Forward Contracts
Metals	$(390,567)

Total unrealized depreciation on open forward contracts	$(390,567)

Net unrealized depreciation on open forward contracts	$(97,691	)**

Assets
Options Purchased
Energy	$369,940
Grains	8,221,075
Livestock	748,300
Metals	322,356
Softs	3,176,970

Total options purchased	$12,838,641	***

Liabilities
Options Premium Received
Grains	$(11,926,475)
Livestock	(1,041,000)
Metals	(92,762)
Softs	(2,033,017)

Total options premium received	$(15,093,254	)****

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.
****	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

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

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
Sector	2015	2014

Energy	$5,740,073	$(4,907,157)
Grains	2,769,897	(1,217,220)
Livestock	2,246,875	(2,858,859)
Metals	(56,687)	(70,689)
Softs	(3,736,960)	3,627,196

Total	$6,963,198 *	$(5,426,729)*

*	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

7. Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s/Master’s contracts are traded OTC, although contracts may be traded OTC in the future.

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

Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master on each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate is the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

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

March 31, 2015

(Unaudited)

8. Subsequent Events:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its expense reimbursement and equity in its trading accounts, consisting of cash, cash margin, net unrealized appreciation on open futures contracts and options purchased, at fair value. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2015.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2015, Partnership capital decreased 0.3% from $202,875,359 to $202,270,124. This decrease was attributable to redemptions of 10,062.0700 Redeemable Units totaling $14,319,589 and redemptions of 313.9800 General Partner Redeemable Units totaling $446,636. This decrease was partially offset by subscriptions for 7,668.0510 Redeemable Units totaling $10,727,055 and subscriptions for 89.2760 General Partner Redeemable Units totaling $124,831, coupled with net income of $3,309,104. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on futures trading, interest income, expenses, redemptions and distributions of profits, if any.

For the three months ended March 31, 2015, the Master’s capital increased 0.5% from $228,148,871 to $229,375,713. This increase was attributable to subscriptions totaling $13,717,277 and net income of $6,213,833. This increase was partially offset by redemptions totaling $18,699,985, coupled with the distribution of interest income to feeder funds totaling $4,283. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2 to the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2015, the net asset value per unit increased 1.5% from $1,398.26 to $1,419.72, as compared to a decrease of 3.7% in the first quarter of 2014. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the first quarter of 2015 of $6,358,779. Gains were primarily attributable to the Master’s trading of commodity futures in energy, grains and livestock, and were partially offset by losses in metals and softs. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the first quarter of 2014 of $4,680,373. Losses were primarily attributable to the Master’s trading of commodity futures in energy, grains and livestock, and were partially offset by gains in softs.

The most significant gains were achieved within the energy complex during the first quarter from trading opportunistically in crude oil and its related products as prices whipsawed amid concerns of oversupply and geopolitical conflicts in the Middle East. Within the livestock markets, gains were experienced during January and February from short live cattle futures positions as prices declined due to the prospects of heavier cattle weights, increased U.S. imports, and cheaper substitution products. Gains within the grain sector were experienced during January and March from short soybean positions as prices declined following favorable weather in South America and a weak Brazilian currency. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the soft commodities markets during February and March from long positions in coffee as prices decreased amid improving weather in Brazil, which boosted prospects for a larger harvest. In the metals sector, losses were recorded primarily during March from long positions in nickel futures as prices declined amid concern of slowing industrial demand from China.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income allocated from the Master for the three months ended March 31, 2015 decreased by $11,762, as compared to the corresponding period in 2014. The decrease in interest income is due to lower average net assets during the three months ended March 31, 2015, as compared to the corresponding period in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account and upon interest rates over which the Partnership, the Master and the commodity broker have no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2015 decreased by $1,301,752, as compared to the corresponding period in 2014. This decrease is due to lower average net assets during the three months ended March 31, 2015, as compared to the corresponding period in 2014, as well as reductions in ongoing selling agent fees effective April 1, 2014 and October 1, 2014.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2015 decreased by $228,969, as compared to the corresponding period in 2014. This decrease is due to lower average net assets during the three months ended March 31, 2015, as compared to the corresponding period in 2014, as well as a reduction in management fees paid to Aventis from an annual rate of 1.50% to an annual rate of 1.25% effective March 1, 2014.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2015 increased by $216,256, as compared to the corresponding period in 2014. The increase in administrative fees is due to an increase in the administrative fee rate from an annual rate of 0.5% to an annual rate of 1.00% effective October 1, 2014.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees paid for the three months ended March 31, 2015 and 2014, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2015 and December 31, 2014, and the highest, lowest and average value during the three months ended March 31, 2015 and during the twelve months ended December 31, 2014. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

As of March 31, 2015, MB Master’s total capitalization was $229,375,713 and the Partnership owned approximately 90.6% of MB Master. The Partnership invests substantially all of its assets in MB Master. MB Master’s Value at Risk as of March 31, 2015 was as follows:

March 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Energy	$3,332,004	1.45%	$6,373,658	$1,958,703	$4,316,344
Grains	5,299,348	2.31%	6,945,244	2,402,811	5,772,663
Livestock	629,520	0.27%	2,777,359	177,386	601,571
Metals	125,710	0.06%	862,489	125,710	428,222
Softs	1,810,514	0.79%	2,986,688	1,601,358	1,734,506

Total	$11,197,096	4.88%

*	Average of month-end Values at Risk.

As of December 31, 2014, MB Master’s total capitalization was $228,148,871 and the Partnership owned approximately 91.7% of the Master. The Partnership invested substantially all of its assets in MB Master. MB Master’s Value at Risk as of December 31, 2014 was as follows:

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Regulatory and Governmental Matters.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. Both matters are ongoing.

Other Litigation.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co. in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against MS&Co. have not yet been set for trial. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $66 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $108 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $108 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $41 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $41 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre-and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $64 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $64 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $71 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $71 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On September 12, 2014, MS&Co. filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, MS&Co. filed an amended answer to the complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $289 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $289 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $204 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $204 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation.

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne structured investment vehicle”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne structured investment vehicle were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne structured investment vehicle. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne structured investment vehicle. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied the defendants’ motion to dismiss the amended complaint on August 22, 2013, and granted class certification on October 17, 2013. On October 30, 2013, the defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, the plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation, which received preliminary court approval December 2, 2014. The final approval hearing is scheduled for July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled, Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

In re Morgan Stanley Mortgage Pass-Through Certificates Litigation, which had been pending in the SDNY, was a putative class action involving allegations that, among other things, the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 and 2007 contained false and misleading information concerning the pools of residential loans that backed these securitizations. On December 18, 2014, the parties’ agreement to settle the litigation received final court approval, and on December 19, 2014, the court entered an order dismissing the action.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2015, there were subscriptions for 7,668.0510 Redeemable Units totaling $10,727,055 and subscriptions for 89.2760 General Partner Redeemable Units totaling $124,831. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, option and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 -January 31, 2015	4,442.2650	$1,425.94	N/A	N/A
February 1, 2015 -February 28, 2015	2,422.1000	$1,422.46	N/A	N/A
March 1, 2015 -March 31, 2015	3197.7050	$1,419.72	N/A	N/A
	10,062.0700	$1,423.13

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures — Not Applicable.

Item 5. Other Information — None.

Item 6. Exhibits

Exhibit

3.1 (a)	Certificate of Limited Partnership dated April 15, 2005 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 29, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership Agreement dated September 2, 2011 (filed as Exhibit 3.1(f) to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated January 28, 2013 (file as Exhibit 3.1 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

(h)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Fourth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

10.1 (a)	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Addendum to the Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.2	Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.3	Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.4	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.5 (a)	Management Agreement among the Partnership, the General Partner and Aventis Asset Management, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

(b)	Letter extending the Management Agreements between the General Partner and Aventis Asset Management, LLC from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.6(b) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

(c)	First Amendment to the Management Agreement among the Partnership, the General Partner and Aventis Asset Management, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2014 and incorporated herein by reference).

10.6 (a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(b) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.7 (a)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Smith Barney LLC, effective October 1, 2013 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)	Letter amending the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Smith Barney LLC, effective April 1, 2014 (Filed as Exhibit 10.8 (b) to the Quarterly Report on Form 10-Q filed May 14, 2014 and incorporated herein by reference).

(c)	Letter amending the Alternate Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.8(c) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.8	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective September 4, 2013 (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President & Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Certification of President & Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Premier Aventis II L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President & Director

Date: May 13, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer (Principal Accounting Officer)

Date: May 13, 2015