Form 10-Q
period 2015-06-30
MANAGED FUTURES PREMIER AVENTIS II L.P.
filed 2015-08-12
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐ No ☑

As of July 31, 2015, 126,795.9347 Limited Partnership Redeemable Units were outstanding.

Managed Futures Premier Aventis II L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Aventis II L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2015	December 31, 2014
Assets:
Investment in MB Master(1), at fair value	$190,657,774	$209,288,768
Cash	233,068	172,531

Total assets	$190,890,842	$209,461,299

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$318,151	$349,102
Management fees	198,276	217,637
General Partner fees	158,620	174,110
Other	228,198	180,684
Redemptions payable to Limited Partners	6,692,100	5,664,407

Total liabilities	7,595,345	6,585,940

Partners’ Capital:
General Partner, 1,423.7415 and 1,648.4455 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively	1,987,064	2,304,961
Limited Partners, 129,908.3927 and 143,442.4917 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively	181,308,433	200,570,398

Total partners’ capital	183,295,497	202,875,359

Total liabilities and partners’ capital	$190,890,842	$209,461,299

Net asset value per unit	$1,395.66	$1,398.26

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income:
Interest income allocated from Master	$2,955	$7,443	$6,729	$22,979

Expenses:
Expenses allocated from Master	806,470	1,064,155	1,502,802	2,338,774
Ongoing selling agent fees	991,504	1,437,015	2,055,535	3,802,798
Management fees	617,951	716,883	1,281,210	1,609,111
General Partner fees	494,360	286,753	1,024,967	601,104
Other	86,196	99,091	185,416	182,211

Total expenses	2,996,481	3,603,897	6,049,930	8,533,998

Net investment income (loss)	(2,993,526)	(3,596,454)	(6,043,201)	(8,511,019)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	2,217,598	2,116,665	13,046,152	3,945,727
Net change in unrealized gains (losses) on open contracts allocated from Master	(2,454,511)	2,867,504	(6,924,286)	(3,641,931)

Total trading results allocated from Master	(236,913)	4,984,169	6,121,866	303,796

Net income (loss)	(3,230,439)	1,387,715	78,665	(8,207,223)
Subscriptions — General Partner	—	—	124,831	—
Subscriptions — Limited Partners	519,850	3,061,426	11,246,905	6,957,094
Redemptions — General Partner	—	—	(446,636)	—
Redemptions — Limited Partners	(16,264,038)	(17,417,756)	(30,583,627)	(36,755,057)

Net increase (decrease) in Partners’ Capital	(18,974,627)	(12,968,615)	(19,579,862)	(38,005,186)
Partners’ Capital, beginning of period	202,270,124	234,686,731	202,875,359	259,723,302

Partners’ Capital, end of period	$183,295,497	$221,718,116	$183,295,497	$221,718,116

Net asset value per unit (131,332.1342 and 158,005.5832 Redeemable Units outstanding at June 30, 2015 and 2014, respectively)	$1,395.66	$1,403.23	$1,395.66	$1,403.23

Net income (loss) per unit*	$(24.06)	$9.37	$(2.60)	$(44.78)

Weighted average units outstanding	139,336.8315	165,319.8155	144,117.3647	171,339.6612

*	Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

1. Organization:

Managed Futures Premier Aventis II L.P. (formerly known as Bristol Energy Fund L.P.) (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of commodity interests on U.S. and international futures, options on futures and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner (defined below). Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have significant exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The commodity interests that are traded by the Partnership, through its investment in MB Master Fund L.P. (“MB Master” or the “Master”), are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills. During the initial offering period, the Partnership sold 11,925 redeemable units (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

As of June 30, 2015, all trading decisions for the Partnership are made by Aventis Asset Management, LLC (“Aventis” or the “Advisor”).

As of June 30, 2015, the Partnership’s/MB Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

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

The Partnership has also entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”). Pursuant to the selling agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee equal to 2.00% per year of the Partnership’s adjusted month-end net assets. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered or exempted financial advisors of Morgan Stanley Wealth Management who have sold Redeemable Units in the Partnership. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 3.75% to an annual rate of 2.50%. Effective October 1, 2014, the monthly ongoing selling agent fee was reduced from annual rate of 2.50% to its current annual rate of 2.00%. As of the same date, the General Partner fee was increased from an annual rate of 0.5% to an annual rate of 1.0%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies:

        The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2015, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Certain prior period amounts have been reclassified to conform to current period presentation. In the financial highlights for the Partnership, ongoing selling agent fees and clearing fees allocated from Master, which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit, are now excluded from net realized and unrealized gains (losses) per unit and included in expenses per unit. This information was previously included as a footnote to the financial highlights table.

Amounts previously referred to as Administrative fees are now referred to as General Partner fees in these financial statements.

At June 30, 2015, the Partnership owned approximately 88.0% of MB Master. At December 31, 2014, the Partnership owned approximately 91.7% of MB Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

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

Master’s Investments: Fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. U.S. Treasury bills are stated at amortized cost, which approximates fair value.

All commodity interests held by the Partnership and the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any net change in unrealized gain or loss from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses and Changes in Partners’ Capital.

Income Taxes: Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (loss) per unit: Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 3, “Financial Highlights.”

Recent Accounting Pronouncement: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which relates to disclosures for investments that calculate net asset value per share (potentially funds of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosures.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

3. Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2015	2014	2015	2014
Net realized and unrealized gains (losses)	$(2.56)	$31.12	$39.36	$4.68
Net investment loss	(21.50)	(21.75)	(41.96)	(49.46)

Increase (decrease) for the period	(24.06)	9.37	(2.60)	(44.78)
Net asset value per unit, beginning of period	1,419.72	1,393.86	1,398.26	1,448.01

Net asset value per unit, end of period	$1,395.66	$1,403.23	$1,395.66	$1,403.23

	Three Months Ended June 30,		Six Months Ended June 30
	2015	2014	2015	2014
Ratios to average net assets:*
Net investment income (loss)**	(6.2)%	(6.4)%	(6.1)%	(7.2)%

Operating expenses	6.2%	6.4%	6.1%	7.2%
Incentive fees	—%	—%	—%	—%

Total expenses and incentive fees	6.2%	6.4%	6.1%	7.2%

Total return:
Total return before incentive fees	(1.7)%	0.7%	(0.2)%	(3.1)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	(1.7)%	0.7%	(0.2)%	(3.1)%

*	Annualized (except for incentive fees, if applicable).

**	Interest income allocated from Master less total expenses.

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

June 30, 2015

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

The customer agreement among the Partnership, MS&Co. and the Master gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures, forward and option contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures, forward and option contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Master and the Partnership’s percentage ownership of the Master. All clearing fees paid to MS&Co. are borne by the Master and allocated to the Partnership.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2015 and 2014 were 7,879 and 17,446, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2015 and 2014 were 8,919 and 14,376, respectively. The monthly average number of option contracts traded during the three months ended June 30, 2015 and 2014 were 30,201 and 79,223, respectively. The monthly average number of option contracts traded during the six months ended June 30, 2015 and 2014 were 29,302 and 76,859, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2015 and 2014 were 855 and 0, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2015 and 2014 were 447 and 0, respectively.

There were no direct investments at June 30, 2015 and December 31, 2014.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

5. Fair Value Measurements:

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

The Master considers prices for exchange-traded commodity futures, forward, option and swap contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2).

As of and for the periods ended June 30, 2015 and December 31, 2014, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the six months ended June 30, 2015 and for the year ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2015

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

The General Partner is not aware of any material changes to Aventis Diversified Commodity Strategy during the fiscal quarter ended June 30, 2015.

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

MB Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2015 and December 31, 2014 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2015 and 2014 are presented below.

MB Master Fund L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2015	December 31, 2014
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $144,999,084 and $0 at June 30, 2015 and December 31, 2014, respectively)	$144,999,084	$—
Cash	63,428,423	225,656,546
Cash margin	10,603,172	11,952,370
Net unrealized appreciation on open futures contracts	—	2,122,505
Options purchased, at fair value (cost $9,285,023 and $11,720,470 at June 30, 2015 and December 31, 2014, respectively)	8,053,627	11,717,392

Total trading equity	227,084,306	251,448,813
Expense reimbursement	10,616	3,774

Total assets	$227,094,922	$251,452,587

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$943,254	$—
Net unrealized depreciation on open forward contracts	2,420,711	—
Options written, at fair value (premium $6,683,003 and $13,275,727 at June 30, 2015 and December 31, 2014, respectively)	6,952,066	12,526,839
Accrued expenses:
Clearing fees due to MS&Co.	—	31,358
Professional fees	46,593	56,368
Redemptions payable	—	10,689,151

Total liabilities	10,362,624	23,303,716

Partners’ Capital:
General Partner	—	—
Limited Partners	216,732,298	228,148,871

Total liabilities and partners’ capital	$227,094,922	$251,452,587

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

MB Master Fund L.P.

Condensed Schedule of Investments

June 30, 2015

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	3,396	$(2,689,530)	(1.24)%
Grains	2,179	2,455,059	1.13
Softs	1,067	3,103	0.00 *

Total futures contracts purchased		(231,368)	(0.11)

Futures Contracts Sold
Energy	3,173	1,930,900	0.89
Grains	1,219	(2,586,205)	(1.19)
Softs	617	(56,581)	(0.02)

Total futures contracts sold		(711,886)	(0.32)

Net unrealized depreciation on open futures contracts		$(943,254)	(0.43)

Unrealized Appreciation on Open Forward Contracts
Metals	485	$1,610,134	0.74

Total Unrealized appreciation on open forward contracts		1,610,134	0.74

Unrealized Depreciation on Open Forward Contracts
Metals	1,037	(4,030,845)	(1.86)

Total unrealized depreciation on open forward contracts		(4,030,845)	(1.86)

Net unrealized depreciation on open forward contracts		$(2,420,711)	(1.12)

Options Purchased
Calls
Energy	896	$887,460	0.41
Grains	209	181,569	0.08
Metals	847	1,196,393	0.55
Softs	4,278	2,228,632	1.03
Puts
Energy	671	476,100	0.22
Grains	4,486	207,250	0.10
Livestock	838	41,900	0.02
Metals	632	2,253,770	1.04
Softs	3,222	580,553	0.27

Total options purchased (cost $9,285,023)		$8,053,627	3.72

Options Written
Calls
Energy	335	(1,041,850)	(0.48)
Metals	847	(448,837)	(0.21)
Softs	5,157	(1,584,218)	(0.73)
Puts
Grains	3,380	(112,475)	(0.05)
Metals	632	(3,818,862)	(1.76)
Softs	738	54,176	0.02

Total options written (premium $6,683,003)		$(6,952,066)	(3.21)

U.S. Government Securities
Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$145,000,000	9/24/2015	U.S. Treasury bills, 0.0025% (amortized cost of $144,999,084)	144,999,084	66.90

Net fair value			$142,736,680	65.86%

* Due to rounding

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

MB Master Fund L.P.

Condensed Schedule of Investments

December 31, 2014

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy
RBOB Gasoline April 15 - June 15	1,662	$(26,440,042)	(11.59)%
Other	103	(781,530)	(0.34)
Grains	1,918	(1,106,332)	(0.49)
Softs	122	(143,685)	(0.06)

Total futures contracts purchased		(28,471,589)	(12.48)

Futures Contracts Sold
Energy
NY Harbor ULSD June 15	989	24,702,136	10.83
Other	774	5,085,247	2.23
Grains	2,283	441,864	0.19
Livestock	590	348,405	0.15
Softs	259	16,442	0.01

Total futures contracts sold		30,594,094	13.41

Net unrealized appreciation on open futures contracts		$2,122,505	0.93

Options Purchased
Calls
Energy	732	$104,920	0.05
Grains	1,987	3,975,845	1.74
Livestock	802	1,404,320	0.62
Softs	1,720	985,384	0.43
Puts
Grains	2,292	2,069,042	0.91
Livestock	1,674	842,340	0.37
Softs	375	2,335,541	1.02

Total options purchased (cost $11,720,470)		$11,717,392	5.14

Options Written
Calls
Grains	1,987	(5,323,670)	(2.33)
Livestock	802	(2,728,990)	(1.20)
Softs	2,468	(318,207)	(0.14)
Puts
Energy	246	(678,960)	(0.30)
Grains	1,222	(259,655)	(0.11)
Softs	375	(3,217,357)	(1.41)

Total options written (premium $13,275,727)		$(12,526,839)	(5.49)

Net fair value		$1,313,058	0.58%

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

MB Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment Income:
Interest income	$3,403	$8,812	$7,686	$27,506

Expenses:
Clearing fees	881,354	1,191,312	1,622,769	2,639,403
Professional fees	24,339	24,152	48,223	55,066

Total expenses	905,693	1,215,464	1,670,992	2,694,469
Expense reimbursements	(24,811)	(13,345)	(36,462)	(28,222)

Net expenses	880,882	1,202,119	1,634,530	2,666,247

Net investment income (loss)	(877,479)	(1,193,307)	(1,626,844)	(2,638,741)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,464,495	2,416,995	14,363,820	4,544,434
Net change in unrealized gains (losses) on open contracts	(2,796,612)	3,206,620	(7,732,739)	(4,347,548)

Total trading results	(332,117)	5,623,615	6,631,081	196,886

Net income (loss)	(1,209,596)	4,430,308	5,004,237	(2,441,855)
Subscriptions — Limited Partners	6,169,850	3,086,426	19,887,127	7,519,662
Redemptions — Limited Partners	(17,600,266)	(33,206,036)	(36,300,251)	(58,391,386)
Distribution of interest income to feeder funds	(3,403)	(8,812)	(7,686)	(27,506)

Net increase (decrease) in Partners’ Capital	(12,643,415)	(25,698,114)	(11,416,573)	(53,341,085)
Partners’ Capital, beginning of period	229,375,713	284,187,666	228,148,871	311,830,637

Partners’ Capital, end of period	$216,732,298	$258,489,552	$216,732,298	$258,489,552

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2015 and December 31, 2014, respectively.

				Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral (Received)/Pledged[1]	Net Amount
Assets
Futures	$5,831,541	$(5,831,541)	$—	$—	$—	$—
Forwards	1,610,134	(1,610,134)	—	—	—	—
Options purchased	8,053,627	—	8,053,627	(6,952,066)	—	1,101,561

Total assets	15,495,302	(7,441,675)	8,053,627	(6,952,066)	—	1,101,561

Liabilities
Futures	$(6,774,795)	$5,831,541	$(943,254)	$—	$—	$(943,254)
Forwards	(4,030,845)	1,610,134	(2,420,711)	—	—	(2,420,711)
Options written	(6,952,066)	—	(6,952,066)	6,952,066	—	—

Total liabilities	(17,757,706)	7,441,675	(10,316,031)	6,952,066	—	(3,363,965)

Net fair value						$(2,262,404)[1]

				Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral (Received)/Pledged[1]	Net Amount
Assets
Futures	$31,357,685	$(29,235,180)	$2,122,505	$—	$—	$2,122,505
Options purchased	11,717,392	—	11,717,392	(11,717,392)	—	—

Total assets	43,075,077	(29,235,180)	13,839,897	(11,717,392)	—	2,122,505

Liabilities
Futures	$(29,235,180)	$29,235,180	$—	$—	$—	$—
Options written	(12,526,839)	—	(12,526,839)	11,717,392	—	(809,447)

Total liabilities	(41,762,019)	29,235,180	(12,526,839)	11,717,392	—	(809,447)

Net fair value						$1,313,058 [1]

[1]

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s off exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown on the Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

	June 30, 2015	Level 1	Level 2	Level 3
Assets
Futures	$5,831,541	$5,831,541	$—	$—
Forwards	1,610,134	1,610,134	—	—
Options purchased	8,053,627	8,053,627	—	—
U.S. Treasury bills	144,999,084	—	144,999,084	—

Total assets	160,494,386	15,495,302	$144,999,084	$—

Liabilities
Futures	$6,774,795	$6,774,795	$—	$—
Forwards	4,030,845	4,030,845	—	—
Options written	6,952,066	6,952,066	—	—

Total liabilities	17,757,706	17,757,706	—	—

Net fair value	$142,736,680	$(2,262,404)	$144,999,084	$—

	December 31, 2014	Level 1	Level 2	Level 3
Assets
Futures	$31,357,685	$31,357,685	$—	$—
Options purchased	11,717,392	11,717,392	—	—

Total assets	$43,075,077	$43,075,077	$—	$—

Liabilities
Futures	$29,235,180	$29,235,180	$—	$—
Options written	12,526,839	12,526,839	—	—

Total liabilities	41,762,019	41,762,019	—	—

Net fair value	$1,313,058	$1,313,058	$—	$—

Financial Highlights of the Master:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Ratios to average net assets:[1]
Net investment income (loss)[2]	(1.6)%	(1.8)%	(1.4)%	(1.9)%

Operating expenses[3]	1.6%	1.8%	1.4%	1.9%

Total return	(0.6)%	1.8%	2.1%	(0.6)%

[1]	Annualized.

[2]	Interest income less total expenses.

[3]	Percentages are annualized and after expense reimbursements (equal to 0.04%, 0.02%, 0.03% and 0.02%, respectively).

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures, forward and option contracts as separate assets and liabilities as of June 30, 2015 and December 31, 2014, respectively.

	June 30, 2015
Assets
Futures Contracts
Energy	$3,008,990
Grains	2,455,059
Softs	367,492

Total unrealized appreciation on open futures contracts	$5,831,541

Liabilities
Futures Contracts
Energy	$(3,767,620)
Grains	(2,586,205)
Softs	(420,970)

Total unrealized depreciation on open futures contracts	$(6,774,795)

Net unrealized depreciation on open futures contracts	$(943,254	)*

Assets
Forward Contracts
Metals	$1,610,134

Total unrealized appreciation on open forward contracts	$1,610,134

Liabilities
Forward Contracts
Metals	$(4,030,845)

Total unrealized depreciation on open forward contracts	$(4,030,845)

Net unrealized depreciation on open forward contracts	$(2,420,711	)**

Assets
Options Purchased
Energy	$1,363,560
Grains	388,819
Livestock	41,900
Metals	3,450,163
Softs	2,809,185

Total options purchased	$8,053,627	***

Liabilities
Options Written
Energy	$(1,041,850)
Grains	(112,475)
Metals	(4,267,699)
Softs	(1,530,042)

Total options written	$(6,952,066	)****

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.
****	This amount is in “Options written, at fair value” on the Master’s Statements of Financial Condition.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

	December 31, 2014
Assets
Futures Contracts
Energy	$29,821,382
Grains	1,137,234
Livestock	360,642
Softs	38,427

Total unrealized appreciation on open futures contracts	$31,357,685

Liabilities
Futures Contracts
Energy	$(27,255,571)
Grains	(1,801,702)
Livestock	(12,237)
Softs	(165,670)

Total unrealized depreciation on open futures contracts	$(29,235,180)

Net unrealized appreciation on open futures contracts	$2,122,505	*

Assets
Options Purchased
Energy	$104,920
Grains	6,044,887
Livestock	2,246,660
Softs	3,320,925

Total options purchased	$11,717,392	**

Liabilities
Options Written
Energy	$(678,960)
Grains	(5,583,325)
Livestock	(2,728,990)
Softs	(3,535,564)

Total options written	$(12,526,839	)***

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is included in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.
***	This amount is included in “Options written, at fair value” on the Master’s Statements of Financial Condition.

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
Sector	2015	2014	2015	2014

Energy	$135,596	$1,016,012	$5,875,669	$(3,891,145)
Grains	1,144,202	9,655,676	3,914,099	8,438,456
Livestock	(248,732)	(282,249)	1,998,143	(3,141,108)
Metals	(2,641,215)	—	(2,697,902)	(70,689)
Softs	1,278,032	(4,765,824)	(2,458,928)	(1,138,628)

Total	$(332,117)*	$5,623,615 *	$6,631,081 *	$196,886 *

*	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2015

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

The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master on each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

8. Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that other than that listed below, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

On or about July 31, 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership. The General Partner does not expect that such additional expense will have a material impact on the Partnership’s break even point.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its expense reimbursement and equity in its trading accounts, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2015.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2015, Partnership capital decreased 9.7% from $202,875,359 to $183,295,497. This decrease was attributable to redemptions of 21,566.9130 Redeemable Units totaling $30,583,627 and redemptions of 313.9800 General Partner Redeemable Units totaling $446,636, which was partially offset by subscriptions for 8,032.8140 Redeemable Units totaling $11,246,905 and subscriptions for 89.2760 General Partner Redeemable Units totaling $124,831, coupled with net income of $78,665. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on futures trading, interest income, expenses, redemptions and distributions of profits, if any.

For the six months ended June 30, 2015, the Master’s capital decreased 5.0% from $228,148,871 to $216,732,298. This decrease was attributable to redemptions totaling $36,300,251 and distribution of interest income to feeder funds totaling $7,686, which was partially offset by subscriptions totaling $19,887,127 and net income of $5,004,237. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s second quarter of 2015, the net asset value per unit decreased 1.7% from $1,419.72 to $1,395.66, as compared to an increase of 0.7% in the second quarter of 2014. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the second quarter of 2015 of $236,913. Losses were primarily attributable to the Master’s trading of commodity futures in livestock and metals, and were partially offset by gains in energy, grains and softs. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the second quarter of 2014 of $4,984,169. Gains were primarily attributable to the Master’s trading of commodity futures in grains, and were partially offset by losses in livestock and softs.

The most significant losses were incurred within the metals sector during May and June from long nickel futures positions as prices decreased due to a saturated market and weak demand. Within the energy sector, losses were incurred during May as oil prices fluctuated without consistent direction as the market assessed global demand and the value of the U.S. dollar. Additional losses were experienced in this sector from positions in natural gas. Within the grain markets, losses were recorded during April from long positions in soybean and wheat futures as prices moved lower after the Department of Agriculture released a report which indicated U.S. grain stockpiles were at their highest levels in 28 years. Further losses within the grains market were incurred during June. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the soft commodities during April and May from long positions in cocoa futures as prices rallied from weakness in the U.S. dollar and on reports of a fungus outbreak on cocoa farms in West Africa.

During the Partnership’s six months ended June 30, 2015, the net asset value per unit decreased 0.2% from $1,398.26 to $1,395.66, as compared to a decrease of 3.1% during the six months ended June 30, 2014. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses during the six months ended June 30, 2015 of $6,121,866. Gains were primarily attributable to the Master’s trading of commodity futures in energy, grains and livestock, and were partially offset by losses in metals and softs. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses during the six months ended June 30, 2014 of $303,796. Gains were primarily attributable to the Master’s trading of commodity futures in grains, and were partially offset by losses in energy and livestock.

The most significant losses were incurred within the metals sector during May and June from long nickel futures positions as prices decreased amid an oversupplied market and weak demand. Within the grain markets, losses were recorded during February from short positions in soybeans as prices increased after the Department of Agriculture issued a surprising forecast that U.S. farmers would plant a smaller crop than last year. Additional losses were experienced during April from long positions in soybean and wheat futures as prices moved lower after the Department of Agriculture released a report which indicated U.S. grain stockpiles were at their highest levels in 28 years. Within the soft commodities markets, losses were recorded during February and March from long positions in coffee as prices decreased amid improving weather in Brazil, which boosted prospects for a larger harvest. The Partnership’s losses during the first six months of the year were partially offset by gains experienced within the energy complex from opportunistic trading in crude oil and its related products during January through April as prices whipsawed amid concerns of oversupply and geopolitics conflicts in the Middle East. Within the livestock markets, gains were experienced during January and February from short live cattle futures positions as prices declined due to the prospects of heavier cattle weights, increased U.S. imports, and cheaper substitution products.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on U.S. Treasury bills purchased will be retained by the Partnership and the Master. Interest income allocated from the Master for the three and six months ended June 30, 2015 decreased by $4,488 and $16,250, respectively, as compared to the corresponding periods in 2014. The decrease in interest income is due to lower U.S. Treasury bill rates, as well as lower average net assets during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account and upon interest rates over which the Partnership, the Master and the commodity broker have no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2015 decreased by $445,511 and $1,747,263, respectively, as compared to the corresponding periods in 2014. This decrease is due to lower average net assets during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014, as well as reductions in ongoing selling agent fees effective April 1, 2014 and October 1, 2014.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2015 decreased by $98,932 and $327,901, respectively, as compared to the corresponding periods in 2014. This decrease is due to lower average net assets during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014, as well as a reduction in management fees paid to Aventis from an annual rate of 1.50% to an annual rate of 1.25% effective March 1, 2014.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2015 increased by $207,607 and $423,863, respectively, as compared to the corresponding periods in 2014. The increase in General Partner fees is due to an increase in the General Partner fee rate from an annual rate of 0.5% to an annual rate of 1.00% effective October 1, 2014.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees paid for the three and six months ended June 30, 2015 and 2014, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2015 and December 31, 2014, and the highest, lowest and average value during the three months ended June 30, 2015 and during the twelve months ended December 31, 2014. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

As of June 30, 2015, MB Master’s total capitalization was $216,732,298 and the Partnership owned approximately 88.0% of MB Master. The Partnership invests substantially all of its assets in MB Master. MB Master’s Value at Risk as of June 30, 2015 was as follows:

June 30, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Energy	$4,494,895	2.07%	$4,658,665	$85,608	$3,588,019
Grains	1,275,473	0.59%	5,460,188	265,728	1,952,386
Livestock	10,005	0.01%	1,044,137	10,005	399,189
Metals	3,686,092	1.70%	4,770,355	119,892	2,223,273
Softs	1,521,903	0.70%	2,642,826	1,521,903	2,209,178

Total	$10,988,368	5.07%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the U.S. Securities and Exchange Commission (“SEC”) as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

The Company has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to the Company’s due diligence on the loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. While the Company and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that the Company and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by the Company. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay the IL AG approximately $88 million. The Company does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company does not agree with NYAG’s allegations and has presented defenses to them to NYAG.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the MCDC Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $63 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $63 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $590 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $590 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $283 million, and the certificates had incurred actual losses of approximately $80 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $200 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $200 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or its affiliates or sold to plaintiff’s affiliates’ clients by the Company and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and was pending in the SDNY. On January 31, 2014, the plaintiffs filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, NY County, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company and certain affiliates. A complaint against the Company and certain affiliates and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, NY County styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2015, there were subscriptions for 364.7630 Redeemable Units totaling $519,850. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, option and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 -April 30, 2015	3,362.4670	$1,432.39	N/A	N/A
May 1, 2015 -May 31, 2015	3,347.4400	$1,420.66	N/A	N/A
June 1, 2015 -June 30, 2015	4,794.9360	$1,395.66	N/A	N/A
	11,504.8430	$1,413.67

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures — Not Applicable.

Item 5. Other Information — None.

Item 6. Exhibits

Exhibit

3.1 (a)	Certificate of Limited Partnership dated April 15, 2005 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 29, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership Agreement dated September 2, 2011 (filed as Exhibit 3.1(f) to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated January 28, 2013 (file as Exhibit 3.1 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

(h)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Fourth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

10.1 (a)	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Addendum to the Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.2	Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.3	Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.4	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.5 (a)	Management Agreement among the Partnership, the General Partner and Aventis Asset Management, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

(b)	Letter extending the Management Agreements between the General Partner and Aventis Asset Management, LLC from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.6(b) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

(c)	First Amendment to the Management Agreement among the Partnership, the General Partner and Aventis Asset Management, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2014 and incorporated herein by reference).

10.6 (a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(b) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.7 (a)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Smith Barney LLC, effective October 1, 2013 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)	Letter amending the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Smith Barney LLC, effective April 1, 2014 (Filed as Exhibit 10.8 (b) to the Quarterly Report on Form 10-Q filed May 14, 2014 and incorporated herein by reference).

(c)	Letter amending the Alternate Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.8(c) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.8	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective September 4, 2013 (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.9	Master Services Agreement, by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the current report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President & Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Certification of President & Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Premier Aventis II L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President & Director

Date: August 12, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer (Principal Accounting Officer)

Date: August 12, 2015