Form 10-Q
period 2015-09-30
MANAGED FUTURES PREMIER AVENTIS II L.P.
filed 2015-11-12
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐     No ☑

As of October 31, 2015, 118,486.4887 Limited Partnership Redeemable Units were outstanding.

Managed Futures Premier Aventis II L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Aventis II L.P.

Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2015	2014
Assets:

Investment in MB Master(1), at fair value	$164,715,103	$209,288,768
Cash	242,130	172,531

Total assets	$164,957,233	$209,461,299

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$274,929	$349,102
Management fees	171,279	217,637
General Partner fees	137,023	174,110
Other	254,389	180,684
Redemptions payable to General Partner	150,000	-
Redemptions payable to Limited Partners	1,864,187	5,664,407

Total liabilities	2,851,807	6,585,940

Partners’ Capital:
General Partner, 1,310.9445 and 1,648.4455 Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively	1,743,316	2,304,961
Limited Partners, 120,589.6857 and 143,442.4917 Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively	160,362,110	200,570,398

Total partners’ capital	162,105,426	202,875,359

Total liabilities and partners’ capital	$164,957,233	$209,461,299

Net asset value per unit	$1,329.82	$1,398.26

(1)	Defined in Note 1.

See accompanying notes to financial statements.	3

Managed Futures Premier Aventis II L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Investment Income:
Interest income allocated from Master	$2,231	$5,652	$8,960	$28,631

Expenses:
Expenses allocated from Master	982,209	1,068,413	2,485,011	3,407,187
Ongoing selling agent fees	872,512	1,410,877	2,928,047	5,213,675
Management fees	543,578	703,692	1,824,788	2,312,803
General Partner fees	434,863	281,477	1,459,830	882,581
Other	150,213	114,218	335,629	296,429

Total expenses	2,983,375	3,578,677	9,033,305	12,112,675

Net investment income (loss)	(2,981,144)	(3,573,025)	(9,024,345)	(12,084,044)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	(7,700,628)	10,888,753	5,345,524	14,834,480
Net change in unrealized gains (losses) on open contracts allocated from Master	2,353,105	770,554	(4,571,181)	(2,871,377)

Total trading results allocated from Master	(5,347,523)	11,659,307	774,343	11,963,103

Net income (loss)	(8,328,667)	8,086,282	(8,250,002)	(120,941)
Subscriptions—General Partner	-	-	124,831	-
Subscriptions—Limited Partners	147,550	1,461,365	11,394,455	8,418,459
Redemptions—General Partner	(150,000)	(650,092)	(596,636)	(650,092)
Redemptions—Limited Partners	(12,858,954)	(11,635,592)	(43,442,581)	(48,390,649)

Net increase (decrease) in Partners’ Capital	(21,190,071)	(2,738,037)	(40,769,933)	(40,743,223)
Partners’ Capital, beginning of period	183,295,497	221,718,116	202,875,359	259,723,302

Partners’ Capital, end of period	$162,105,426	$218,980,079	$162,105,426	$218,980,079

Net asset value per unit (121,900.6302 and 150,519.6572 Redeemable Units outstanding at September 30, 2015 and 2014, respectively)	$1,329.82	$1,454.83	$1,329.82	$1,454.83

Net income (loss) per unit*	$(65.84)	$51.60	$(68.44)	$6.82

Weighted average units outstanding	127,691.0152	155,778.3785	138,641.9149	166,152.5670

*	Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.	4

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2015

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

As of September 30, 2015, all trading decisions for the Partnership are made by Aventis Asset Management, LLC (“Aventis” or the “Advisor”).

As of September 30, 2015, the Partnership’s/MB Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

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

The General Partner is not aware of any material changes to Aventis Diversified Commodity Strategy during the fiscal quarter ended September 30, 2015.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

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

The Partnership has also entered into a selling agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”). Pursuant to the selling agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee equal to 2.00% per year of the Partnership’s adjusted month-end net assets. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered or exempted financial advisors of Morgan Stanley Wealth Management who have sold Redeemable Units in the Partnership. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 3.75% to an annual rate of 2.50%. Effective October 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 2.50% to its current annual rate of 2.00%. As of the same date, the General Partner fee (formerly, the administrative fee) was increased from an annual rate of 0.5% to an annual rate of 1.0%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2015, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Certain prior period amounts have been reclassified to conform to current period presentation. In the financial highlights for the Partnership, ongoing selling agent fees and clearing fees allocated from Master, which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit, are now excluded from net realized and unrealized gains (losses) per unit and included in net investment loss per unit. This information was previously included as a footnote to the financial highlights table.

At September 30, 2015, the Partnership owned approximately 86.8% of MB Master. At December 31, 2014, the Partnership owned approximately 91.7% of MB Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. MB Master’s trading of futures, forwards and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

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

Partnership’s Investment: The Partnership’s investment in the Master is stated at fair value, which is based on (1) the Partnership’s net contribution to the Master and (2) its allocated share of the undistributed profits and losses, including realized gains/losses and the net change in unrealized gains/losses, of the Master. The valuation of the Master’s investments including the classification within the fair value hierarchy of the investments held by the Master are described in Note 5.

Master’s Investments: Fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the last business day of the reporting period.

All commodity interests held by the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Master’s Statements of Financial Condition. Net realized gains or losses and any net change in unrealized gains or losses from the preceding period are reported in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Master’s Cash: The Master’s cash includes cash denominated in foreign currencies of $834,943 and $3,977,703 as of September 30, 2015 and December 31, 2014, respectively. The cost of foreign currencies was $844,217 as of September 30, 2015 and based on the General Partner’s assessment, the cost of foreign currencies was not materiality different from the fair value as of December 31, 2014.

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

MB Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2015 and December 31, 2014 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2015 and 2014 are presented below.

MB Master Fund L.P.

Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2015	2014
Assets:
Equity in trading account:
Cash	$181,239,882	$225,656,546
Cash margin	5,482,537	11,952,370
Net unrealized appreciation on open futures contracts	-	2,122,505
Net unrealized appreciation on open forward contracts	519,648	-
Options purchased, at fair value (cost $15,270,335 and $11,720,470 at September 30, 2015 and December 31, 2014, respectively)	11,759,344	11,717,392

Total trading equity	199,001,411	251,448,813
Expense reimbursement	22,183	3,774

Total assets	$199,023,594	$251,452,587

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$367,902	$-
Options written, at fair value (premium $9,958,687 and $13,275,727 at September 30, 2015 and December 31, 2014, respectively)	8,784,653	12,526,839
Accrued expenses:
Clearing fees due to MS&Co.	-	31,358
Professional fees	40,538	56,368
Redemptions payable	-	10,689,151

Total liabilities	9,193,093	23,303,716

Partners’ Capital:
General Partner	-	-
Limited Partners	189,830,501	228,148,871

Total liabilities and partners’ capital	$199,023,594	$251,452,587

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

MB Master Fund L.P.

Condensed Schedule of Investments

September 30, 2015

(Unaudited)

	Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy	677	$(887,660)	(0.47)%
Grains	5,453	2,881,775	1.52
Livestock	73	(91,985)	(0.05)
Softs	842	162,607	0.09

Total futures contracts purchased		2,064,737	1.09

Futures Contracts Sold
Energy	677	843,550	0.44
Grains	5,573	(3,277,976)	(1.72)
Softs	773	1,787	0.00 *

Total futures contracts sold		(2,432,639)	(1.28)

Net unrealized depreciation on open futures contracts		$(367,902)	(0.19)

Unrealized Appreciation on Open Forward Contracts
Metals	342	$2,072,778	1.09

Total unrealized appreciation on open forward contracts		2,072,778	1.09

Unrealized Depreciation on Open Forward Contracts
Metals	256	(1,553,130)	(0.82)

Total unrealized depreciation on open forward contracts		(1,553,130)	(0.82)

Net unrealized appreciation on open forward contracts		$519,648	0.27

Options Purchased
Calls
Energy	5,624	$5,058,620	2.66
Grains	6,001	3,510,263	1.85
Softs	4,504	1,946,135	1.03
Puts
Energy	482	154,240	0.08
Grains	1,549	469,994	0.25
Livestock	196	11,760	0.01
Softs	747	608,332	0.32

Total options purchased (cost $15,270,335)		$11,759,344	6.20

Options Written
Calls
Energy	3,488	$(5,567,880)	(2.93)
Grains	1,919	(1,632,738)	(0.86)
Softs	2,511	(311,157)	(0.17)
Puts
Energy	482	(289,200)	(0.15)
Grains	1,908	(672,025)	(0.36)
Softs	679	(311,653)	(0.16)

Total options written (premium $9,958,687)		$(8,784,653)	(4.63)

Net fair value		$3,126,437	1.65%

* Due to rounding

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

MB Master Fund L.P.

Condensed Schedule of Investments

December 31, 2014

	Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy
RBOB Gasoline April 15 - June 15	1,662	$(26,440,042)	(11.59)%
Other	103	(781,530)	(0.34)
Grains	1,918	(1,106,332)	(0.49)
Softs	122	(143,685)	(0.06)

Total futures contracts purchased		(28,471,589)	(12.48)

Futures Contracts Sold
Energy
NY Harbor ULSD June 15	989	24,702,136	10.83
Other	774	5,085,247	2.23
Grains	2,283	441,864	0.19
Livestock	590	348,405	0.15
Softs	259	16,442	0.01

Total futures contracts sold		30,594,094	13.41

Net unrealized appreciation on open futures contracts		$2,122,505	0.93

Options Purchased
Calls
Energy	732	$104,920	0.05
Grains	1,987	3,975,845	1.74
Livestock	802	1,404,320	0.62
Softs	1,720	985,384	0.43
Puts
Grains	2,292	2,069,042	0.91
Livestock	1,674	842,340	0.37
Softs	375	2,335,541	1.02

Total options purchased (cost $11,720,470)		$11,717,392	5.14

Options Written
Calls
Grains	1,987	$(5,323,670)	(2.33)
Livestock	802	(2,728,990)	(1.20)
Softs	2,468	(318,207)	(0.14)
Puts
Energy	246	(678,960)	(0.30)
Grains	1,222	(259,655)	(0.11)
Softs	375	(3,217,357)	(1.41)

Total options written (premium $13,275,727)		$(12,526,839)	(5.49)

Net fair value		$1,313,058	0.58%

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

MB Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Investment Income:
Interest income	$2,752	$6,660	$10,438	$34,166

Expenses:
Clearing fees	1,115,875	1,193,921	2,738,644	3,833,324
Professional fees	21,644	24,418	69,867	79,484

Total expenses	1,137,519	1,218,339	2,808,511	3,912,808
Expense reimbursements	(58,000)	(14,265)	(94,462)	(42,487)

Net expenses	1,079,519	1,204,074	2,714,049	3,870,321

Net investment income (loss)	(1,076,767)	(1,197,414)	(2,703,611)	(3,836,155)
Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(8,882,045)	12,412,338	5,481,775	16,956,772
Net change in unrealized gains (losses) on open contracts	2,679,213	880,046	(5,053,526)	(3,467,502)

Total trading results	(6,202,832)	13,292,384	428,249	13,489,270

Net income (loss)	(7,279,599)	12,094,970	(2,275,362)	9,653,115
Subscriptions—Limited Partners	3,982,550	1,661,365	23,869,677	9,181,027
Redemptions—Limited Partners	(23,602,913)	(17,194,012)	(59,903,164)	(75,585,398)
Distribution of interest income to feeder funds	(1,835)	(6,660)	(9,521)	(34,166)

Net increase (decrease) in Partners’ Capital	(26,901,797)	(3,444,337)	(38,318,370)	(56,785,422)
Partners’ Capital, beginning of period	216,732,298	258,489,552	228,148,871	311,830,637

Partners’ Capital, end of period	$189,830,501	$255,045,215	$189,830,501	$255,045,215

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

3. Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net realized and unrealized gains (losses)	$(42.50)	$74.53	$(3.14)	$79.21
Net investment loss	(23.34)	(22.93)	(65.30)	(72.39)

Increase (decrease) for the period	(65.84)	51.60	(68.44)	6.82
Net asset Value per Unit, beginning of period	1,395.66	1,403.23	1,398.26	1,448.01

Net asset value per Unit, end of period	$1,329.82	$1,454.83	$1,329.82	$1,454.83

	Three Months Ended		Nine Months Ended

	September 30,		September 30,
	2015	2014	2015	2014
Ratios to Average Net Assets:*
Net investment loss**	(6.8)%	(6.4)%	(6.3)%	(7.0)%

Operating expense	6.9%	6.4%	6.3%	7.0%
Incentive fees	-%	-%	-%	-%

Total expenses and incentive fees	6.9%	6.4%	6.3%	7.0%

Total return:
Total return before incentive fees	(4.7)%	3.7%	(4.9)%	0.5%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	(4.7)%	3.7%	(4.9)%	0.5%

*	Annualized (except for incentive fees, if applicable)
**	Interest income allocated from Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses allocated from the Master.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Financial Highlights of the Master:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014		2015	2014
Ratios to average net assets: [1]
Net investment loss[2]	(2.1)%	(1.8)%		(1.6)%	(1.9)%

Operating expenses before expense reimbursements	2.2%	1.9%		1.7%	1.9%
Expense reimbursements	(0.1)%	(0.0)%	[3]	(0.1)%	(0.0)%	[3]

Operating expenses after expense reimbursements	2.1%	1.9%		1.6%	1.9%

Total return	(3.5)%	4.8%		(1.4)%	4.1%

[1]	Annualized.

[2]	Interest income less total expenses, net of expense reimbursements.

3.	Due to rounding.

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2015 and 2014 were 12,360 and 10,669, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2015 and 2014 were 10,066 and 13,140, respectively. The monthly average number of option contracts traded during the three months ended September 30, 2015 and 2014 were 28,900 and 41,463, respectively. The monthly average number of option contracts traded during the nine months ended September 30, 2015 and 2014 were 29,168 and 65,060, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2015 and 2014 were 1,701 and 0, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2015 and 2014 were 865 and 0, respectively.

There were no direct investments at September 30, 2015 and December 31, 2014.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2015 and December 31, 2014, respectively.

				Gross Amounts Not Offset in the
		Gross Amounts Offset	Amounts Presented	Statements of Financial Condition
	Gross Amounts	in the Statements of	in the Statements of	Financial	Cash Collateral
September 30, 2015	Recognized	Financial Condition	Financial Condition	Instruments	(Received)/Pledged [1]	Net Amount
Assets:
Futures	$4,830,370	$(4,830,370)	$-	$-	$-	$-
Forwards	2,072,778	(1,553,130)	519,648	-	-	519,648
Options purchased	11,759,344	-	11,759,344	(8,784,653)	-	2,974,691

Total assets	18,662,492	(6,383,500)	12,278,992	(8,784,653)	-	3,494,339

Liabilities:
Futures	$(5,198,272)	$4,830,370	$(367,902)	$-	$-	$(367,902)
Forwards	(1,553,130)	1,553,130	-	-	-	-
Options written	(8,784,653)	-	(8,784,653)	8,784,653	-	-

Total liabilites	(15,536,055)	6,383,500	(9,152,555)	8,784,653	-	(367,902)

Net fair value						$3,126,437	[1]

				Gross Amounts Not Offset in the
		Gross Amounts Offset	Amounts Presented	Statements of Financial Condition
	Gross Amounts	in the Statements of	in the Statements of	Financial	Cash Collateral
December 31, 2014	Recognized	Financial Condition	Financial Condition	Instruments	(Received)/Pledged [1]	Net Amount
Assets:
Futures	$31,357,685	$(29,235,180)	$2,122,505	$-	$-	$2,122,505
Options purchased	11,717,392	-	11,717,392	(11,717,392)	-	-

Total assets	43,075,077	(29,235,180)	13,839,897	(11,717,392)	-	2,122,505

Liabilities:
Futures	$(29,235,180)	$29,235,180	$-	$-	$-	$-
Options written	(12,526,839)	-	(12,526,839)	11,717,392	-	(809,447)

Total liabilites	(41,762,019)	29,235,180	(12,526,839)	11,717,392	-	(809,447)

Net fair value						$1,313,058	[1]

[1]

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s off-exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown on the Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures, forward and option contracts as separate assets and liabilities as of September 30, 2015 and December 31, 2014, respectively.

	September 30, 2015

Assets
Futures Contracts
Energy	$843,550
Grains	3,205,403
Softs	781,417

Total unrealized appreciation on open futures contracts	$4,830,370

Liabilities
Futures Contracts
Energy	$(887,660)
Grains	(3,601,604)
Livestock	(91,985)
Softs	(617,023)

Total unrealized depreciation on open futures contracts	$(5,198,272)

Net unrealized depreciation on open futures contracts	$(367,902)	*

Assets
Forward Contracts
Metals	$2,072,778

Total unrealized appreciation on open forward contracts	$2,072,778

Liabilities
Forward Contracts
Metals	$(1,553,130)

Total unrealized depreciation on open forward contracts	$(1,553,130)

Net unrealized appreciation on open forward contracts	$519,648	**

Assets
Options Purchased
Energy	$5,212,860
Grains	3,980,257
Livestock	11,760
Softs	2,554,467

Total options purchased	$11,759,344	***

Liabilities
Options Written
Energy	$(5,857,080)
Grains	(2,304,763)
Softs	(622,810)

Total options written	$(8,784,653)	****

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.
****	This amount is in “Options written, at fair value” on the Master’s Statements of Financial Condition.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

	December 31, 2014
Assets
Futures Contracts
Energy	$29,821,382
Grains	1,137,234
Livestock	360,642
Softs	38,427

Total unrealized appreciation on open futures contracts	$31,357,685

Liabilities
Futures Contracts
Energy	$(27,255,571)
Grains	(1,801,702)
Livestock	(12,237)
Softs	(165,670)

Total unrealized depreciation on open futures contracts	$(29,235,180)

Net unrealized appreciation on open futures contracts	$2,122,505	*

Assets
Options Purchased
Energy	$104,920
Grains	6,044,887
Livestock	2,246,660
Softs	3,320,925

Total options purchased	$11,717,392	**

Liabilities
Options Written
Energy	$(678,960)
Grains	(5,583,325)
Livestock	(2,728,990)
Softs	(3,535,564)

Total options written	$(12,526,839)	***

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is included in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.
***	This amount is included in “Options written, at fair value” on the Master’s Statements of Financial Condition.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Sector	2015		2014		2015		2014
Currencies	$(26,599)		$-		$(26,599)		$-
Energy	(582,835)		2,079,186		5,292,834		(1,811,959)
Grains	(1,627,097)		21,561,783		2,287,002		30,000,239
Livestock	(792,988)		(118,846)		1,205,155		(3,259,954)
Metals	(4,442,351)		-		(7,140,253)		(70,689)
Softs	1,269,038		(10,229,739)		(1,189,890)		(11,368,367)

Total	$(6,202,832)	*	$13,292,384	*	$428,249	*	$13,489,270	*

*	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2015

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

The Master considers prices for exchange-traded commodity futures, forward, option and swap contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2).

As of and for the periods ended September 30, 2015 and December 31, 2014, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the nine months ended September 30, 2015 and for the year ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2015	Level 1	Level 2	Level 3
Assets
Futures	$4,830,370	$4,830,370	$-	$-
Forwards	2,072,778	2,072,778	-	-
Options purchased	11,759,344	11,759,344	-	-

Total assets	$18,662,492	$18,662,492	$-	$-

Liabilities
Futures	$5,198,272	$5,198,272	$-	$-
Forwards	1,553,130	1,553,130	-	-
Options written	8,784,653	8,784,653	-	-

Total liabilities	15,536,055	15,536,055	-	-

Net fair value	$3,126,437	$3,126,437	$-	$-

	December 31, 2014	Level 1	Level 2	Level 3
Assets
Futures	$31,357,685	$31,357,685	$-	$-
Options purchased	11,717,392	11,717,392	-	-

Total assets	$43,075,077	$43,075,077	$-	$-

Liabilities
Futures	$29,235,180	$29,235,180	$-	$-
Options written	12,526,839	12,526,839	-	-

Total liabilities	41,762,019	41,762,019	-	-

Net fair value	$1,313,058	$1,313,058	$-	$-

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2015

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

The Master may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Master’s Statements of Financial Condition and marked-to-market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Master’s Statements of Financial Condition and marked-to-market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

September 30, 2015

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

7. Subsequent Events:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its expense reimbursement and equity in its trading accounts, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2015.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2015, Partnership capital decreased 20.1% from $202,875,359 to $162,105,426. This decrease was attributable to redemptions of 30,991.5940 Redeemable Units totaling $43,442,581 and redemptions of 426.7770 General Partner Redeemable Units totaling $596,636, coupled with a net loss of $8,250,002, which was partially offset by subscriptions for 8,138.7880 Redeemable Units totaling $11,394,455 and subscriptions for 89.2760 General Partner Redeemable Units totaling $124,831. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on futures trading, interest income, expenses, redemptions and distributions of profits, if any.

For the nine months ended September 30, 2015, the Master’s capital decreased 16.8% from $228,148,871 to $189,830,501. This decrease was attributable to redemptions totaling $59,903,164 and distribution of interest income to feeder funds totaling $9,521, coupled with a net loss of $2,275,362, which was partially offset by subscriptions totaling $23,869,677. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2015, the net asset value per unit decreased 4.7% from $1,395.66 to $1,329.82, as compared to an increase of 3.7% in the third quarter of 2014. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the third quarter of 2015 of $5,347,523. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, livestock and metals, and were partially offset by gains in softs. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the third quarter of 2014 of $11,659,307. Gains were primarily attributable to the Master’s trading of commodity futures in grains, and were partially offset by losses in livestock and softs.

The most significant losses were incurred within the metals complex during the third quarter from long nickel and copper futures positions as prices moved lower amid concern that a slowdown in the Chinese economy would weaken demand. In the grain markets, losses were recorded during August and September from long corn and soybeans positioning as prices decreased following reports of strong U.S. crop yields and concern of reduced Chinese demand. Within the energy sector, losses were recorded during August and September from long positions in crude oil and oil related products as prices decreased due to high production in the U.S. and Middle East, which added to the growing global supply glut. In the livestock sector, losses were experienced during the first half of July and August from long cattle futures positions as prices decreased amid cheaper substitutes and ample supplies. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the soft commodities market primarily during September from long sugar futures positions as prices rose to a four-month high on concern that rain would disrupt the harvest in Brazil, the world’s top sugar producer.

During the Partnership’s nine months ended September 30, 2015, the net asset value per unit decreased 4.9% from $1,398.26 to $1,329.82, as compared to an increase of 0.5% during the nine months ended September 30, 2014. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses during the nine months ended September 30, 2015 of $774,343. Gains were primarily attributable to the Master’s trading of commodity futures in energy, grains and livestock, and were partially offset by losses in currencies, metals and softs. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses during the nine months ended September 30, 2014 of $11,963,103. Gains were primarily attributable to the Master’s trading of commodity futures in grains, and were partially offset by losses in energy and livestock.

The most significant losses were incurred within the metals complex during May through September from long nickel and copper futures positions as prices moved lower amid ample supply and concern a slowdown in the Chinese economy would weaken demand. Within the grain markets, losses were recorded during February from short positions in soybeans as prices increased after the U.S. Department of Agriculture (“USDA”) issued a surprising forecast that U.S. farmers would plant a smaller crop than last year. Additional losses were experienced during April from long positions in soybean and wheat futures as prices moved lower after the USDA released a report which indicated U.S. grain stockpiles were at their highest levels in 28 years. Further losses in the sector were recorded during August and September from long corn and soybeans positions as prices decreased following reports of strong U.S. crop yields and concern that China’s economic slowdown will reduce demand. The Partnership’s losses during the first nine months of the year were partially offset by gains experienced within the energy complex from trading opportunistically in crude oil and its related products during January through April as prices whipsawed amid concerns of oversupply and geopolitics conflicts in the Middle East. Additional gains were achieved during July from short positions in crude oil futures as prices plummeted as Saudi Arabia and Iraq increased oil production, which added to the global supply glut. Within the livestock markets, gains were experienced during January and February from short live cattle futures positions as prices declined due to the prospects of heavier cattle weights, increased U.S. imports, and cheaper substitution products. Within the soft commodities market, gains achieved during April and May from long positions in cocoa futures as prices rallied from weakness in the U.S. dollar and on reports of a fungus outbreak on cocoa farms in West Africa. Additional gains in this market were experienced during September from long sugar futures positions as prices rose to a four-month high on concern that rain would disrupt the harvest in Brazil, the world’s top sugar producer.

Results of Operations

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on U.S. Treasury bills purchased will be retained by the Partnership and the Master. Interest income allocated from the Master for the three and nine months ended September 30, 2015 decreased by $3,421 and $19,671, respectively, as compared to the corresponding periods in 2014. The decrease in interest income is due to lower U.S. Treasury bill rates, as well as lower average net assets during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account and upon interest rates over which the Partnership, the Master and the commodity broker have no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2015 decreased by $538,365 and $2,285,628, respectively, as compared to the corresponding periods in 2014. This decrease is due to lower average net assets during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014, as well as reductions in ongoing selling agent fees effective April 1, 2014 and October 1, 2014.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2015 decreased by $160,114 and $488,015, respectively, as compared to the corresponding periods in 2014. This decrease is due to lower average net assets during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014, as well as a reduction in management fees paid to Aventis from an annual rate of 1.50% to an annual rate of 1.25% effective March 1, 2014.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2015 increased by $153,386 and $577,249, respectively, as compared to the corresponding periods in 2014. The increase in General Partner fees is due to an increase in the General Partner fee rate from an annual rate of 0.5% to an annual rate of 1.00% effective October 1, 2014.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees paid for the three and nine months ended September 30, 2015 and 2014, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2015 and December 31, 2014, and the highest, lowest and average value during the three months ended September 30, 2015 and during the twelve months ended December 31, 2014. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

As of September 30, 2015, MB Master’s total capitalization was $189,830,501 and the Partnership owned approximately 86.8% of MB Master. The Partnership invests substantially all of its assets in MB Master. MB Master’s Value at Risk as of September 30, 2015 was as follows:

September 30, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$3,460,402	1.82%	$5,613,761	$1,540,012	$3,085,313
Grains	1,506,310	0.80%	6,163,862	101,193	2,877,836
Livestock	98,202	0.05%	582,551	93,579	234,556
Softs	2,315,781	1.22%	2,335,543	336,168	2,115,820

Total	$7,380,695	3.89%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting other than the engagement of an Administrator to provide the services described in Note 1 Item 1 of this Part under the supervision of the General Partner.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that the Company violated Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $61 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $61 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $581 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $581 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $277 million, and the certificates had incurred actual losses of approximately $81 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $277 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company appealed from the portion of the Court’s decision denying the Company’s motion to dismiss. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $29 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $29 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $194 million, and the certificates had incurred actual losses of $31 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $194 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

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

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

Item lA. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item lA. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and as updated under Part II, Item lA. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2015, there were subscriptions for 105.9740 Redeemable Units totaling $147,550. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures, option and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	(a) Total Number of Reedemable Units Purchased *	(b) Average Price Paid per Redeemable Unit **	(c ) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	3,164.4410	$1,389.12	N/A	N/A
August 1, 2015 - August 31, 2015	4,858.4060	$1,358.26	N/A	N/A
September 1, 2015 - September 30, 2015	1,401.8340	$1,329.82	N/A	N/A
	9,424.6810	$1,364.39

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures — Not Applicable.

Item 5. Other Information — None.

Item 6. Exhibits

Exhibit

3.1	(a)	Certificate of Limited Partnership dated April 15, 2005 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 29, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership Agreement dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

	(g)	Certificate of Amendment of the Certificate of Limited Partnership dated January 28, 2013 (file as Exhibit 3.1 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

	(h)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(h) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2		Fourth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

10.1	(a)	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Addendum to the Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(c)	U.S. Treasury Securities Purchase Authorization Agreement, between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

10.2		Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.3		Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.4		Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.5	(a)	Management Agreement among the Partnership, the General Partner and Aventis Asset Management, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

	(b)	Letter extending the Management Agreements between the General Partner and Aventis Asset Management, LLC from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.6(b) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

	(c)	First Amendment to the Management Agreement among the Partnership, the General Partner and Aventis Asset Management, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2014 and incorporated herein by reference).

10.6	(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

	(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(b) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.7	(a)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Smith Barney LLC, effective October 1, 2013 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

	(b)	Letter amending the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Smith Barney LLC, effective April 1, 2014 (Filed as Exhibit 10.8 (b) to the Quarterly Report on Form 10-Q filed May 14, 2014 and incorporated herein by reference).

	(c)	Letter amending the Alternate Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.8(c) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.8		Commodity Futures Customer Agreement between the Partnership and MS&Co., effective September 4, 2013 (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.9		Amended and Restated Master Services Agreement, by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President & Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Certification of President & Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Premier Aventis II L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President & Director

Date: November 12, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date: November 12, 2015