Form 10-K
period 2015-12-31
MANAGED FUTURES PREMIER AVENTIS II L.P.
filed 2016-03-28
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

                    (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☑

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).

Yes  ☐    No  ☑

Limited Partnership Redeemable Units with an aggregate value of $181,308,433 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 29, 2016, 96,328.3157 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Managed Futures Premier Aventis II L.P. (formerly known as Bristol Energy Fund L.P.) (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of commodity interests on U.S. and international futures, options on futures and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner (defined below). Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have significant exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The commodity interests that are traded by the Partnership, through its investment in MB Master Fund L.P. (“MB Master”), are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirect through its investment in MB Master) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. During the initial offering period, the Partnership sold 11,925 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of units that may be sold by the Partnership.

Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2015, 2014 and 2013 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings, and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became the General Partner’s owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. All trading decisions for the Partnership are made by the Advisor (defined below).

During the years ended December 31, 2015 and 2014, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During a prior period included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

On December 1, 2005, the Partnership allocated substantially all of its capital to CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,410.6191 units of SandRidge Master with cash equal to $14,477,858 and a contribution of open commodity futures and option contracts with a fair value of $(16,018). SandRidge Master permitted commodity pools managed by SandRidge Capital, L.P. (“SandRidge”) using its Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. On January 31, 2013, the Partnership fully redeemed its investment in SandRidge Master for cash equal to $280,445,995. On February 1, 2013, the Partnership allocated substantially all of its capital to MB Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in MB Master with cash equal to $262,944,186. MB Master permits accounts managed by Aventis Asset Management, LLC (“Aventis”) using its Aventis Diversified Commodity Strategy, a proprietary, discretionary trading program to invest together in one trading vehicle. References to the “Advisor” herein refer to SandRidge and/or Aventis, as applicable. A description of the trading activities and focus of the Advisor is included on page 14 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” References to the “Master” herein refer to SandRidge Master and/or MB Master, as applicable. The General Partner is also the general partner of the Master. Individual and pooled accounts managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through a master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same as trading directly and redemption rights are not affected.

The financial statements of the Master, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

For the period January 1, 2015 through December 31, 2015, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2015 and 2014, the Partnership owned approximately 86.4% and 91.7%, respectively, of the Master. During the periods covered by this report, the performance of the Partnership was directly affected by the performance of the Master.

The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the years ended December 31, 2015 and 2014, the Master engaged in such trading through a commodity brokerage account maintained with MS&Co. During a prior period included in this report, the Master engaged in such trading through a commodity brokerage account maintained with CGM.

The General Partner and each limited partner share in the profits and losses of the Partnership, in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The fourth amended and restated limited partnership agreement of the Partnership, as amended from time to time (the “Limited Partnership Agreement”), provides that the Partnership will be liquidated upon the first of the following to occur: December 31, 2055; the net asset value per Redeemable Unit falls below $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The costs of retaining the Administrator are allocated among the pools operated by the General Partner, including the Partnership.

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. Prior to October 1, 2014, the Partnership paid the General Partner a monthly General Partner fee (formerly, the administrative fee) in return for its services to the Partnership equal to 1/24 of 1% (0.5% per year) of month-end Net Assets of the Partnership. Effective October 1, 2014, the General Partner fee was increased to 1/12 of 1% (1.00% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating General Partner fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee/profit share allocation accrual, the General Partner fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

The General Partner, on behalf of the Partnership, entered into a management agreement (the “SandRidge Management Agreement”) with SandRidge, a registered commodity trading advisor. SandRidge was not affiliated with the General Partner, MS&Co. or CGM and was not responsible for the organization or operation of the Partnership. The Partnership paid SandRidge a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to SandRidge. Month-end Net Assets, for the purpose of calculating management fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the General Partner fee and any redemptions or distributions as of the end of such month.

In addition, the Special Limited Partner of the Partnership received a quarterly profit share allocation to its capital account in the Partnership in the form of Redeemable Units of the Partnership, the value of which was equal to 20% of the New Trading Profits, as defined in the Limited Partnership Agreement, earned on behalf of the Partnership during each calendar quarter and which were issued as Special Limited Partner Redeemable Units. The SandRidge Management Agreement was terminated effective January 15, 2013.

The General Partner, on behalf of the Partnership, entered into a management agreement (the “Aventis Management Agreement”) with Aventis, a registered commodity trading advisor. Aventis is not affiliated with the General Partner, MS&Co. or CGM and is not responsible for the organization or operation of the Partnership. Prior to March 1, 2014, the Partnership paid Aventis a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets allocated to Aventis. Effective March 1, 2014, Aventis reduced the management fee rate to 1/12 of 1.25% (1.25% per year) of month-end Net Assets allocated to Aventis. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee, the General Partner fee and any redemptions or distributions as of the end of such month.

Aventis is not a special limited partner and does not receive a profit share allocation. Instead, Aventis receives an incentive fee, the value of which will be equal to 20% of the New Trading Profits, as defined in the Aventis Management Agreement, earned on behalf of the Partnership during each calendar quarter.

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

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 5/16 of 1.00% (3.75% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, monthly management fee, incentive fee/profit share allocation accrual, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) through its investment in the Master. The CGM clearing fees were allocated to the Partnership based on its proportionate share of the Master. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate was determined.

Under the MS&Co. Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Master. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Master. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Master’s accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the monthly ongoing selling agent fee was paid at a rate equal to 3.75% per year of month-end Net Assets. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to a rate equal to 2.50% per year of month-end Net Assets. Effective October 1, 2014, the monthly ongoing selling agent fee was reduced to a rate equal to 2.00% per year of month-end Net Assets. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, incentive fee accrued, the General Partner fee and other expenses and redemptions or distributions as of the end of such month.

Generally, a limited partner in the Master withdraws all or part of its capital contribution and undistributed profits, if any, from the Master as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner in the Master elects to redeem and informs the Master. However, a limited partner in the Master may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2015 was $132,292,532.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including ongoing selling agent fees, clearing fees, General Partner fees and management fees.

An investor’s ability to redeem Redeemable Units is limited.

An investor’s ability to redeem Redeemable Units is limited and no market exists for the Redeemable Units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and the Partnership’s/Master’s commodity broker are affiliates;

2.	The Advisor, the Partnership’s/Master’s commodity broker and their respective principals and affiliates may trade in commodity interests for their own accounts;

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account; and

4.	The General Partner, on behalf of the Partnership, may purchase money market mutual fund shares from mutual funds affiliated and/or unaffiliated with the General Partner.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swap dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or a swap execution facility, and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have proposed or adopted, respectively, rules regarding capital requirements for swap dealers. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the cost of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. Commodity exchanges have established ‘‘speculative position limits” on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most Commodity exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisor believes that established speculative position and trading limits will not materially adversely affect trading for the Master. The trading instructions of the Advisor, however, may have to be modified, and positions held by the Master may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could have an indirect adverse effect on the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions for the Master.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934 (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011.

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

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. That settlement was finalized on February 10, 2016.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV (defined below), which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay ILAG approximately $88 million. The Company and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company and NYAG reached an agreement to resolve the matter on February 10, 2016.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act (the “CEA”) and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

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

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the U.S. to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $59 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $59 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The

defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against the Company with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $332 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part the Company’s motion to dismiss the complaint. The Company perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $269 million, and the certificates had incurred actual losses of approximately $83 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $269 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company perfected its appeal from the court’s October 29, 2014 decision. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company.

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

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action in the United States District Court for the Southern District of New York (“SDNY”), styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. On January 31, 2014, the plaintiffs in the action, which related to securities issued by the SPV in Singapore, filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

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

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the SDNY. The complaint alleged that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs in the matter was approximately $417 million. The complaint alleged violations of federal and various state securities laws and sought, among other things, rescissionary and compensatory damages. On November 23, 2015, the parties reached an agreement to settle the matter.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 29, 2016 was 1,607.

(c)	Dividends. The Partnership did not declare any distributions in 2015 or 2014. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities — Use of Proceeds from Registered Securities.
For the year ended December 31, 2015, there were subscriptions of 8,138.7880 Redeemable Units totaling $11,394,455.
For the year ended December 31, 2014, there were subscriptions of 10,331.2640 Redeemable Units totaling $14,734,486.
For the year ended December 31, 2013, there were subscriptions of 40,735.2062 Redeemable Units totaling $59,560,140.

The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the subscriptions of Redeemable Units are used in the trading of commodity interests including futures, swap, option and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number (or
			(c ) Total Number of	Approximate Dollar
			Redeemable Units	Value) of Redeemable
	(a) Total Number	(b) Average Price Paid	Purchased as Part of	Units that May Yet Be
	of Reedemable	per Redeemable Unit	Publicly Announced	Purchased Under the
Period	Units Purchased *	**	Plans or Programs	Plans or Programs
October 1, 2015 - October 31, 2015	2,103.1970	$1,314.75	N/A	N/A
November 1, 2015 - November 30, 2015	11,655.4580	$1,273.40	N/A	N/A
December 1, 2015 - December 31, 2015	3,841.2190	$1,268.38	N/A	N/A
	17,599.8740	$1,277.25

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

Item 6. Selected Financial Data.

Total trading results, total investment income, total expenses, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 and net asset value per Redeemable Unit and total assets as of December 31, 2015, 2014, 2013, 2012 and 2011 were as follows:

	2015	2014	2013	2012	2011
Total trading results	$(4,099,362)	$6,564,366	$11,955,236	$40,915,179	$48,115,678
Total investment income	3,602	34,622	78,603	146,336	88,938
Total expenses	(11,487,773)	(15,284,432)	(19,989,866)	(20,181,645)	(20,577,259)

Net income (loss)	$(15,583,533)	$(8,685,444)	$(7,956,027)	$20,879,870	$27,627,357

Increase (decrease) in net asset value per Redeemable Unit	$(129.88)	$(49.75)	$(43.18)	$100.25	$123.85

Net asset value per Redeemable Unit	$1,268.38	$1,398.26	$1,448.01	$1,491.19	$1,390.94

Total assets	$137,909,370	$209,461,299	$266,296,505	$287,857,776	$290,833,626

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

The General Partner manages all business of the Partnership. The General Partner delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The General Partner engages a team of approximately 30 professionals, whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisor for the Partnership, the General Partner considered, among other things, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor and allocate assets to additional advisors at any time.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the Management Agreement; and

•	monitoring the activity of the Advisor.

In addition, the General Partner will prepare, or will assist the Administrator in preparing, the books and records and will provide, or will assist the Administrator in providing, the administrative and compliance services that are required by law or regulation, from time to time, in connection with the operation of the Partnership/Master.

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

Trading decisions may require the exercise of judgment by Aventis. Therefore, successful trading may depend on Aventis’ trading ability, knowledge and judgment. Aventis will exercise its judgment and discretion in interpreting the data generated by its program, and will make all decisions regarding trading, including selecting the markets which will be followed and actively traded. In addition, Aventis will determine the method by which orders are placed, the types of orders that are to be placed, the overall leverage for the portfolio, and, when applicable, the time at which orders are placed with, and executed by, a broker.

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

The Aventis Diversified Commodity Strategy is a proprietary and confidential program, and the foregoing description is, of necessity, general and is not intended to be exhaustive. Consequently, an investor will not be able to determine the full details of the program, or whether the program is being followed. There can be no assurance that any trading strategy of Aventis will produce profitable results or will not result in losses. As a managed futures partnership, the Partnership’s/Master’s performance is dependent upon the successful trading of the Advisor to achieve the Partnership’s/Master’s objectives. It is the business of the General Partner to monitor the Advisor’s performance to assure compliance with the Partnership’s/Master’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s/Master’s objectives. Based on 2015 results, the General Partner believes that both Aventis and the Aventis Diversified Commodity Strategy meet the Partnership’s/Master’s objectives.

(a)	Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, U.S. Treasury bills, at fair value and options purchased, at fair value, as applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2015.

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

(ii)

The Advisor will not initiate additional positions in any commodity interest if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Master’s net assets allocated to the Advisor.

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

(vi)

The Master may, from time to time, employ trading strategies such as spreads or straddles. The terms “spread” and “straddle” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)

The Master will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

From January 1, 2015 through December 31, 2015, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 4.5%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period, as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization. The Partnership/Master continue to be subject to such risk with respect to MS&Co.

SandRidge concentrated the Partnership’s/Master’s trading in energy-related markets. Concentration in a limited number of commodity interests may have subjected the Partnership’s/Master’s account to greater volatility than if a more diversified portfolio of contracts had been traded on behalf of the Partnership/Master. Since February 1, 2013, Aventis has traded a more diversified portfolio of contracts on behalf of the Partnership/Master.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings and/or redemptions from the Master. For the year ended December 31, 2015, 48,591.4680 Redeemable Units were redeemed totaling $65,921,944 and 426.7770 General Partner Redeemable Units were redeemed totaling $596,636. For the year ended December 31, 2014, 44,156.1010 Redeemable Units were redeemed totaling $62,246,893 and 450.0690 General Partner Redeemable Units were redeemed totaling $650,092. For the year ended December 31, 2013, 47,145.8740 Redeemable Units were redeemed totaling $68,908,448 and 800.7772 Redeemable Units of Special Limited Partner Interest were redeemed totaling $1,194,111.

For the year ended December 31, 2015, there were subscriptions of 8,138.7880 Redeemable Units totaling $11,394,455 and 89.2760 General Partner Redeemable Units totaling $124,831. For the year ended December 31, 2014, there were subscriptions of 10,331.2640 Redeemable Units totaling $14,734,486. For the year ended December 31, 2013, there were subscriptions of 40,735.2062 Redeemable Units totaling $59,560,140.

(c) Results of Operations.

For the year ended December 31, 2015, the net asset value per Redeemable Unit decreased 9.3% from $1,398.26 to $1,268.38. For the year ended December 31, 2014, the net asset value per Redeemable Unit decreased 3.4% from $1,448.01 to $1,398.26. For the year ended December 31, 2013, the net asset value per Redeemable Unit decreased 2.9% from $1,491.19 to $1,448.01.

The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses of $4,099,362 for the year ended December 31, 2015. Losses were primarily attributable to the Master’s trading of currencies, energy and metals, and were partially offset by gains in grains, livestock and softs. The net trading gain or loss for the Partnership is discussed on page 33 under “Item 8. Financial Statements and Supplementary Data.”

The most significant losses were incurred within the metals complex during May through September from long nickel and copper futures positions as prices moved lower amid ample supply and concern that a slowdown in the Chinese economy would weaken demand. Within the energy sector, losses were recorded during August through December from long positions in crude oil and oil related products as prices decreased considerably due to high production in the U.S. and Middle East, which added to the growing global supply glut. Additional losses in energy were experienced during May from crude oil positions. Within the grain markets, losses were recorded during February from short positions in soybeans as prices increased after the U.S. Department of Agriculture (“USDA”) issued a surprising forecast that U.S. farmers would plant a smaller crop than in 2014. Additional losses were experienced during April from long positions in soybean and wheat futures as prices moved lower after the USDA released a report which indicated that U.S. grain stockpiles were at their highest levels in 28 years. Further losses in the sector were recorded during August and September from long corn and soybean positions as prices decreased following reports of strong U.S. crop yields and concern that China’s economic slowdown will reduce demand. During November, losses were recorded from long positions in corn futures as prices weakened following the release of USDA forecasts, which predicted that global grain inventories will reach record levels in 2016. The Partnership’s losses for the year were partially offset by gains experienced within the soft commodities during April and May from long positions in cocoa futures as prices rallied from weakness in the U.S. dollar and on reports of a fungus outbreak on cocoa farms in West Africa. Additional gains in this sector were experienced during September from long sugar futures positions as prices rose on concern that rain would disrupt the harvest in Brazil, the world’s top sugar producer. Further gains in soft commodities were experienced from long positions in coffee futures. Within the livestock markets, gains were experienced during January and February from short live cattle futures positions as prices declined due to the prospects of heavier cattle weights, increased U.S. imports and cheaper substitution products. Further gains in livestock were achieved during November from short positions in live cattle futures as prices decreased amid persistent worries about the strength of demand.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master is earned at the 4-week U.S. Treasury bill discount rate. All interest earned on U.S. Treasury bills purchased will be retained by the Partnership and the Master. Interest income allocated from the Master for the three and twelve months ended December 31, 2015 decreased by $11,349 and $31,020, respectively, as compared to the corresponding periods in 2014. The decrease in interest income is due to lower daily average equity and lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Master’s account and upon interest rates over which the Partnership, the Master and the commodity broker had no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2015 decreased by $324,353 and $2,609,981, respectively, as compared to the corresponding periods in 2014. The decrease in ongoing selling agent fees is due to lower average net assets during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014, as well as reductions in ongoing selling agent fees effective April 1, 2014 and October 1, 2014.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2015 decreased by $202,741 and $690,756, respectively, as compared to the corresponding periods in 2014. The decrease in management fees is due to lower average net assets during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014, as well as a reduction in management fees paid to Aventis from an annual rate of 1.50% to an annual rate of 1.25% effective March 1, 2014.

General Partner fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. General Partner fees for the three months ended December 31, 2015 decreased by $162,194, as compared to the corresponding period in 2014. The decrease in General Partner fees is due to lower average net assets during the three months ended December 31, 2015, as compared to the corresponding period in 2014. General Partner fees for the twelve months ended December 31, 2015 increased by $415,055, as compared to the corresponding period in 2014. The increase in General Partner fees is due to an increase in the General Partner fee rate from 0.5% per year to 1.00% per year effective October 1, 2014.

Incentive fees are based on the new trading profits generated by Aventis at the end of the quarter, as defined in the Aventis Advisory Agreement. There were no incentive fees paid for the three and twelve months ended December 31, 2015 and 2014. Aventis will not earn an incentive fee until Aventis recovers the net loss incurred prior to the date of the Aventis Management Agreement and earns new trading profits for the Partnership.

The Partnership pays professional fees, which generally include professional fees made up of legal and accounting expenses, as well as certain offering costs and filing, administrative, reporting and data processing fees. Professional fees for the years ended December 31, 2015 and 2014 were $421,428 and $446,773, respectively.

The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses of $11,955,236 for the year ended December 31, 2013. Gains were primarily attributable to the Master’s trading of energy and grains, and were partially offset by losses in currencies and livestock.

During the year ended December 31, 2013, the Partnership recorded a loss in Net Asset Value per Redeemable Unit as trading gains in grains, soft commodities, and energies were offset by losses within the livestock and metals sectors. The most significant gains were achieved within the grains market during June, July, and September from short positions in corn and soybean futures as prices declined on ideal growing weather in the U.S. and strong crop yields. Further gains in this sector were recorded from short positions during February.

Within the soft commodities markets, gains in June through November were mostly attributed to long cocoa futures positions as prices climbed higher due to concern that dry weather in West Africa, the world’s top growing region for cocoa, would potentially damage crops, and amid increased demand due to higher chocolate production. Within the energy complex, gains were experienced from long natural gas positions in December as cold weather encouraged a rally in futures prices, options, and calendar spreads. Additional gains in this sector were the result of a short bias in crude oil during October. The Partnership’s gains for the year were offset by losses recorded within the livestock market, primarily during March, from long positions in live cattle futures as prices declined on speculation of weaker U.S. demand During the third quarter, the Partnership incurred further losses in livestock futures as prices increased on speculation of a decrease in supplies. During October, losses in livestock were attributed to nervousness in the hogs market amid a spreading virus flowing over to the cattle pit and prompting a short covering rally, which hurt Aventis’ spread position. Within the metals complex, losses were recorded in October from short positions in gold futures as prices moved higher during the U.S. Government shutdown as investors sought the safety of the precious metal as a store of value.

In the General Partner’s opinion, the Advisor continues to employ its trading methods in a consistent and disciplined manner and its results are consistent with the objectives of the Partnership and expectations for the Advisor’s program. The General Partner continues to monitor the Advisor’s performance on a daily, weekly, monthly and annual basis.

Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit or loss. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considered, among other things, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor and allocate assets to additional advisors at any time.

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

(g) Critical Accounting Policies.

Partnership’s Investments. The Partnership carries its investment in the Master based on the Partnership’s (1) net contribution to the Master and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Master.

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts was extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts was calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2015 and 2014, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. For the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Master’s Statements of Income and Expenses.

Options. The Master may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Master’s Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Master’s Statements of Financial Condition and marked to market daily. Net realized gains (losses) and net change in unrealized gains (losses) on options contracts are included in the Master’s Statement of Income and Expenses.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Master’s Statements of Income and Expenses.

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

Materiality as used in this section, “Item 7A. Qualitative and Quantitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Master’s market sensitive instruments.

Quantifying the Partnership’s/Master’s Trading Value at Risk

The following quantitative disclosures regarding the Master’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Exchange Act). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

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

The Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following table indicates the trading Value at Risk associated with MB Master’s open positions by market category as of December 31, 2015, and the highest, lowest and average value at any point during the year. All open position trading risk exposures of MB Master have been included in calculating the figures set forth below. As of December 31, 2015, MB Master’s total capitalization was $159,372,646 and the Partnership owned approximately 86.4% of MB Master. The Partnership invested substantially all of its assets in MB Master. MB Master’s Value at Risk as of December 31, 2015 was as follows:

		December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$604,203	0.38%	$6,373,658	$85,608	$3,088,794
Grains	719,382	0.45	6,945,244	101,193	2,873,016
Livestock	142,560	0.09	2,777,359	10,005	361,832
Softs	371,327	0.23	2,986,688	336,168	1,723,568

Total	$1,837,472	1.15%

*	Annual average of month-end Values at Risk.

As of December 31, 2014, MB Master’s total capitalization was $228,148,871 and the Partnership owned approximately 91.7% of MB Master. The Partnership invested substantially all of its assets in MB Master. MB Master’s Value at Risk as of December 31, 2014 was as follows:

		December 31, 2014

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$4,621,316	2.02%	$19,263,186	$1,167,065	$7,264,460
Grains	4,007,623	1.76	12,658,692	227,189	5,511,816
Livestock	2,120,485	0.93	2,385,459	214	519,782
Softs	1,518,859	0.67	3,591,096	1,297,496	2,081,253

Total	$12,268,283	5.38%

*	Annual average of month-end Values at Risk.

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

The following were the primary trading risk exposures of the Master as of December 31, 2015, by market sector.

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

Item 8. Financial Statements and Supplementary Data.

MANAGED FUTURES PREMIER AVENTIS II L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2015, 2014 and 2013; Statements of Financial Condition at December 31, 2015 and 2014; Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013; Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013; and Notes to Financial Statements.

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

The management of Managed Futures Premier Aventis II L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2015 based on the criteria referred to above.

Patrick T. Egan President and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier Aventis II L.P.	Steven Ross Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier Aventis II L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Managed Futures Premier Aventis II L.P.:

We have audited the accompanying statements of financial condition of Managed Futures Premier Aventis II L.P. (the “Partnership”) as of December 31, 2015 and 2014, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Managed Futures Premier Aventis II, L.P. as of December 31, 2015 and 2014, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2016

Managed Futures Premier Aventis II L.P.

Statements of Financial Condition

December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014
Assets:
Investment in Master, at fair value (Note 1)	$137,625,666	$209,288,768
Cash (Note 3c)	283,704	172,531

Total assets	$137,909,370	$209,461,299

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3c)	$229,849	$349,102
Management fees (Note 3b)	143,148	217,637
General Partner fees (Note 3a)	114,519	174,110
Professional fees	257,197	180,684
Redemptions payable to Limited Partners (Note 6)	4,872,125	5,664,407

Total liabilities	5,616,838	6,585,940

Partners’ Capital: (Notes 1 and 6)
General Partner, 1,310.9445 and 1,648.4455 Redeemable Units outstanding at December 31, 2015 and 2014, respectively	1,662,770	2,304,961
Limited Partners, 102,989.8117 and 143,442.4917 Redeemable Units outstanding at December 31, 2015 and 2014, respectively	130,629,762	200,570,398

Total partners’ capital	132,292,532	202,875,359

Total liabilities and partners’ capital	$137,909,370	$209,461,299

Net asset value per Redeemable Unit	$1,268.38	$1,398.26

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Statements of Income and Expenses for the years ended

December 31, 2015, 2014 and 2013

	2015	2014	2013
Investment Income:
Interest income allocated from Master (Note 3c)	$3,602	$34,622	$78,603

Expenses:
Expenses allocated from Master	3,254,349	4,139,981	4,362,862
Ongoing selling agent fees (Note 3c)	3,682,073	6,292,054	10,101,692
Management fees (Note 3b)	2,294,402	2,985,158	3,902,950
General Partner fees (Note 3a)	1,835,521	1,420,466	1,342,201
Professional fees	421,428	446,773	280,161

Total expenses	11,487,773	15,284,432	19,989,866

Net investment loss	(11,484,171)	(15,249,810)	(19,911,263)

Trading Results:
Net gains (losses) on investment in Master:
Net realized gains (losses) on closed contracts allocated from Master	(2,595,140)	6,751,678	7,387,671
Net change in unrealized gains (losses) on open contracts allocated from Master	(1,504,222)	(187,312)	4,567,565

Total trading results	(4,099,362)	6,564,366	11,955,236

Net income (loss)	$(15,583,533)	$(8,685,444)	$(7,956,027)

Net income (loss) per Redeemable Unit (Note 7)*	$(129.88)	$(49.75)	$(43.18)

Weighted average Redeemable Units outstanding	133,134.7727	162,465.6940	184,840.3100

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Statements of Changes in Partners’ Capital for the years ended

December 31, 2015, 2014 and 2013

		Special
	Limited	Limited	General
	Partners	Partner	Partner	Total
Partners’ Capital, December 31, 2012	$273,898,353	$1,194,111	$3,129,284	$278,221,748
Net income (loss)	(7,865,413)	-	(90,614)	(7,956,027)
Subscriptions of 40,735.2062 Redeemable Units	59,560,140	-	-	59,560,140
Redemptions of 47,145.8740 Redeemable Units and 800.7772 Redeemable Units of Special Limited Partner Interest	(68,908,448)	(1,194,111)	-	(70,102,559)

Partners’ Capital, December 31, 2013	256,684,632	-	3,038,670	259,723,302
Net income (loss)	(8,601,827)	-	(83,617)	(8,685,444)
Subscriptions of 10,331.2640 Redeemable Units	14,734,486	-	-	14,734,486
Redemptions of 44,156.1010 Redeemable Units and 450.0690 General Partner Redeemable Units	(62,246,893)	-	(650,092)	(62,896,985)

Partners’ Capital, December 31, 2014	200,570,398	-	2,304,961	202,875,359
Net income (loss)	(15,413,147)	-	(170,386)	(15,583,533)
Subscriptions of 8,138.7880 Redeemable Units and 89.2760 General Partner Redeemable Units	11,394,455	-	124,831	11,519,286
Redemptions of 48,591.4680 Redeemable Units and 426.7770 General Partner Redeemable Units	(65,921,944)	-	(596,636)	(66,518,580)

Partners’ Capital, December 31, 2015	$130,629,762	$-	$1,662,770	$132,292,532

Net asset value per Redeemable Unit:

2013:	$1,448.01

2014:	$1,398.26

2015:	$1,268.38

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

1.     Partnership Organization:

Managed Futures Premier Aventis II L.P. (formerly known as Bristol Energy Fund L.P.) (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of commodity interests on U.S. and international futures, options on futures and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner (defined below). Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have significant exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The commodity interests that are traded by the Partnership, through its investment in MB Master Fund L.P. (“MB Master”), are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in MB Master) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. During the initial offering period, the Partnership sold 11,925 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

During the years ended December 31, 2015 and 2014, the Partnership’s/MB Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During a prior period included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

On February 1, 2013, the Partnership allocated substantially all of its capital to MB Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in MB Master with cash equal to $262,944,186. MB Master permits accounts managed by Aventis Asset Management, LLC (“Aventis”) using its Aventis Diversified Commodity Strategy, a proprietary, discretionary trading system, to invest together in one trading vehicle. References to the “Master” herein refer to SandRidge Master and/or MB Master, as applicable, and references to the “Advisor” herein refer to SandRidge and/or Aventis, as applicable. In addition, prior to February 1, 2013, SandRidge Partners, L.P. was a special limited partner (“Special Limited Partner”) of the Partnership. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this structure should promote efficiency and economy in the trading process.

Generally, a limited partner in the Master withdraws all or part of its capital contribution and undistributed profits, if any, from the Master as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner in the Master elects to redeem and informs the Master. However, a limited partner in the Master may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

The financial statements of the Master, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

At December 31, 2015 and 2014, the Partnership owned approximately 86.4% and 91.7%, respectively, of the Master. During the periods covered by the report, the performance of the Partnership was directly affected by the performance of the Master. Expenses to investors as a result of the investment in the Master were approximately the same and redemption rights were not affected.

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

2.	Basis of Presentation and Summary of Significant Accounting Policies:

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

c.

Partnership’s Investments. The Partnership caries its investment in the Master based on the Partnership’s (1) net contribution to the Master and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Master.

Master’s Investments. All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements” in the attached Master’s financial statements) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Master’s Statements of Financial Condition. Net realized gains or losses and any net change in unrealized gains or losses are included in the Master’s Statements of Income and Expenses.

d.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

f.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights.”

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

g.

Recent Accounting Pronouncements. In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which relates to disclosures for investments that calculate net asset value per share (potentially funds of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosures.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

h.

Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported as professional fees in the Statements of Financial Condition and Statements of Income and Expenses were previously reported separately as professional fees and other expenses. In the financial highlights, ongoing selling agent fees and clearing fees allocated from Master, which were previously included in net realized and unrealized gains (losses) per Redeemable Unit and excluded from expenses per Redeemable Unit, are now excluded from net realized and unrealized gains (losses) per Redeemable Unit and included in net investment loss per Redeemable Unit. Interest income per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit.

i.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. Prior to October 1, 2014, the Partnership paid the General Partner a monthly General Partner fee (formerly, the administrative fee) in return for its services to the Partnership equal to 1/24 of 1% (0.5% per year) of month-end Net Assets of the Partnership. Effective October 1, 2014, the General Partner fee was increased to 1/12 of 1% (1.00% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating General Partner fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee/profit share allocation accrual, the General Partner fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, entered into a management agreement (the “SandRidge Management Agreement”) with SandRidge, a registered commodity trading advisor. SandRidge was not affiliated with the General Partner, MS&Co. or CGM and was not responsible for the organization or operation of the Partnership. The Partnership paid SandRidge a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to SandRidge. Month-end Net Assets, for the purpose of calculating management fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the General Partner fee and any redemptions or distributions as of the end of such month.

In addition, the Special Limited Partner of the Partnership received a quarterly profit share allocation to its capital account in the Partnership in the form of Redeemable Units of the Partnership, the value of which was equal to 20% of the New Trading Profits, as defined in the Limited Partnership Agreement, earned on behalf of the Partnership during each calendar quarter and which were issued as Special Limited Partner Redeemable Units. The SandRidge Management Agreement was terminated effective January 15, 2013.

The General Partner, on behalf of the Partnership, entered into a management agreement (the “Aventis Management Agreement”) with Aventis, a registered commodity trading advisor. Aventis is not affiliated with the General Partner, MS&Co. or CGM and is not responsible for the organization or operation of the Partnership. Prior to March 1, 2014, the Partnership paid Aventis a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets allocated to Aventis. Effective March 1, 2014, Aventis reduced the management fee rate to 1/12 of 1.25% (1.25% per year) of month-end Net Assets allocated to Aventis. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee, the General Partner fee and any redemptions or distributions as of the end of such month.

Aventis is not a special limited partner and does not receive a profit share allocation. Instead, Aventis receives an incentive fee, the value of which will be equal to 20% of the New Trading Profits, as defined in the Aventis Management Agreement, earned on behalf of the Partnership during each calendar quarter.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

The Aventis Management Agreement can be terminated upon notice by either party.

In allocating substantially all the assets of the Partnership to the Advisor, the General Partner considers, among other things, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 5/16 of 1.00% (3.75% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, monthly management fee, incentive fee/profit share allocation accrual, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) through its investment in the Master. The CGM clearing fees were allocated to the Partnership based on its proportionate share of the Master. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate was determined.

Under the MS&Co. Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Master. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Master. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Master’s accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the monthly ongoing selling agent fee was paid at a rate equal to 3.75% per year of month-end Net Assets. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to a rate equal to 2.50% per year of month-end Net Assets. Effective October 1, 2014, the monthly ongoing selling agent fee was reduced to a rate equal to 2.00% per year of month-end Net Assets. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, incentive fee accrued, the General Partner fee and other expenses and redemptions or distributions as of the end of such month.

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

The MS&Co. Customer Agreements with the Partnership and the Master gives, and the CGM Customer Agreement with the Partnership and the Master gave, the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures, option and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures, open option and open forward contracts in the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

Brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions. Trading and transaction fees are based on the number of trades executed by the Advisor for the Master and the Partnership’s percentage ownership of the Master. Professional fees and other expenses are borne by the Master and allocated to the Partnership, and also are directly charged at the Partnership level. All other fees are charged at the Partnership level.

For disclosures regarding the Master’s trading activities, see Note 4, “Trading Activities,” in the attached Master’s financial statements.

5.	Fair Value Measurements:

See Notes 2 and 5 of the Master’s financial statements for the determination of the fair value of the Master’s investments and related disclosures, including the fair value hierarchy, pursuant to ASC 820, “Fair Value Measurement.”

6.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors who become limited partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value per Redeemable Unit as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Net realized and unrealized gains (losses)	$(43.60)	$43.55	$64.55
Net investment loss	(86.28)	(93.30)	(107.73)

Increase (decrease) for the year	(129.88)	(49.75)	(43.18)
Net asset value per unit, beginning of year	1,398.26	1,448.01	1,491.19

Net asset value per unit, end of year	$1,268.38	$1,398.26	$1,448.01

Ratios to average net assets:
Net investment loss*	(6.4)%	(6.7)%	(7.6)%

Operating expenses	6.4%	6.7%	7.6%
Incentive fees	-%	-%	-%

Total expenses and incentive fees	6.4%	6.7%	7.6%

Total return:
Total return before incentive fees	(9.3)%	(3.4)%	(2.9)%
Incentive fees	-%	-%	-%

Total return after incentive fees	(9.3)%	(3.4)%	(2.9)%

*	Interest income allocated from Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses allocated from the Master.

8.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer (or seller) of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

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

See Note 8, “Financial Instrument Risks” of the attached Master’s financial statements for risks relating to financial instruments and derivatives that are traded by the Master.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period, as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s/Master’s counterparty was an exchange or clearing organization. The Partnership/Master continue to be subject to such risks with respect to MS&Co.

SandRidge concentrated the Partnership’s/Master’s trading in energy related markets. Concentration in a limited number of commodity interests may have subjected the Partnership’s/ Master’s account to greater volatility than if a more diversified portfolio of contracts were traded on behalf of the Partnership/Master.

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

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2015 and 2014 is summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2015 to	July 1, 2015 to	April 1, 2015 to	January 1, 2015 to
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total trading results	$(4,873,705)	$(5,347,523)	$(236,913)	$6,358,779
Total investment income (loss)	(5,358)	2,231	2,955	3,774
Total expenses	(2,454,468)	(2,983,375)	(2,996,481)	(3,053,449)

Net income (loss)	$(7,333,531)	$(8,328,667)	$(3,230,439)	$3,309,104

Increase (decrease) in net asset value per Redeemable Unit	$(61.44)	$(65.84)	$(24.06)	$21.46

	For the period from	For the period from	For the period from	For the period from
	October 1, 2014 to	July 1, 2014 to	April 1, 2014 to	January 1, 2014 to
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total trading results	$(5,398,737)	$11,659,307	$4,984,169	$(4,680,373)
Total investment income	5,991	5,652	7,443	15,536
Total expenses	(3,171,757)	(3,578,677)	(3,603,897)	(4,930,101)

Net income (loss)	$(8,564,503)	$8,086,282	$1,387,715	$(9,594,938)

Increase (decrease) in net asset value per Redeemable Unit	$(56.57)	$51.60	$9.37	$(54.15)

To the Limited Partners of

MB Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director Ceres Managed Futures LLC General Partner, MB Master Fund L.P.

Ceres Managed Futures LLC 522 Fifth Avenue New York, NY 10036 855-672-4468

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of MB Master Fund L.P.:

We have audited the accompanying statements of financial condition of MB Master Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2015 and 2014, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of MB Master Fund L.P. as of December 31, 2015 and 2014, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2016

MB Master Fund L.P.

Statements of Financial Condition

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $136,740,453 and $0 at December 31, 2015 and 2014, respectively)	$136,729,500	$-
Cash (Note 3c)	18,724,253	225,656,546
Cash margin (Note 3c)	1,595,848	11,952,370
Net unrealized appreciation on open futures contracts	1,264,050	2,122,505
Options purchased, at fair value (cost $1,962,640 and $11,720,470 at December 31, 2015 and 2014, respectively)	1,870,654	11,717,392

Total equity in trading account	160,184,305	251,448,813
Expense reimbursement (Note 3c)	13,048	3,774

Total assets	$160,197,353	$251,452,587

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $965,751 and $13,275,727 at December 31, 2015 and 2014, respectively)	$797,408	$12,526,839
Accrued expenses:
Clearing fees due to MS&Co. (Note 3c)	-	31,358
Professional fees	27,299	56,368
Redemptions payable	-	10,689,151

Total liabilities	824,707	23,303,716

Partners’ Capital:
General Partner	-	-
Limited Partners	159,372,646	228,148,871

Total liabilities and partners’ capital	$160,197,353	$251,452,587

See accompanying notes to financial statements.

MB Master Fund L.P.

Condensed Schedule of Investments

December 31, 2015

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	546	$367,730	0.23%
Grains	2,266	(1,136,894)	(0.71)
Livestock	72	60,157	0.04
Softs	912	342,061	0.21

Total futures contracts purchased		(366,946)	(0.23)

Futures Contracts Sold
Energy	505	(433,060)	(0.27)
Grains	2,317	2,490,319	1.57
Softs	908	(426,263)	(0.27)

Total futures contracts sold		1,630,996	1.03

Net unrealized appreciation on open futures contracts		$1,264,050	0.80%

Options Purchased
Calls
Grains	1,293	$295,444	0.19%
Softs	2,784	1,551,522	0.97
Puts
Softs	235	23,688	0.01

Total options purchased (cost $1,962,640)		$1,870,654	1.17%

Options Written
Calls
Grains	644	$(16,100)	(0.01)%
Softs	3,460	(676,499)	(0.42)
Puts
Softs	402	(104,809)	(0.07)

Total options written (premiums received $965,751)		$(797,408)	(0.50)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$119,750,000	3/3/2016	U.S. Treasury bills, 0.015% (Amortized cost of $119,742,965)	$119,730,615	75.12%
		U.S. Treasury bills, 0.190% (Amortized cost of
$ 17,000,000	1/21/2016	$16,997,488)	16,998,885	10.67

Total U.S. Government Securities			$136,729,500	85.79%

Net fair value			$139,066,796	87.26%

See accompanying notes to financial statements.

MB Master Fund L.P.

Condensed Schedule of Investments

December 31, 2014

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy
RBOB Gasoline April 15 - June 15	1,662	$(26,440,042)	(11.59)%
Other	103	(781,530)	(0.34)
Grains	1,918	(1,106,332)	(0.49)
Softs	122	(143,685)	(0.06)

Total futures contracts purchased		(28,471,589)	(12.48)

Futures Contracts Sold
Energy
NY Harbor ULSD June 15	989	24,702,136	10.83
Other	774	5,085,247	2.23
Grains	2,283	441,864	0.19
Livestock	590	348,405	0.15
Softs	259	16,442	0.01

Total futures contracts sold		30,594,094	13.41

Net unrealized appreciation on open futures contracts		$2,122,505	0.93%

Options Purchased
Calls
Energy	732	$104,920	0.05%
Grains	1,987	3,975,845	1.74
Livestock	802	1,404,320	0.62
Softs	1,720	985,384	0.43
Puts
Grains	2,292	2,069,042	0.91
Livestock	1,674	842,340	0.37
Softs	375	2,335,541	1.02

Total options purchased (cost $11,720,470)		$11,717,392	5.14%

Options Written
Calls
Grains	1,987	$(5,323,670)	(2.33)%
Livestock	802	(2,728,990)	(1.20)
Softs	2,468	(318,207)	(0.14)
Puts
Energy	246	(678,960)	(0.30)
Grains	1,222	(259,655)	(0.11)
Softs	375	(3,217,357)	(1.41)

Total options written (premiums received $13,275,727)		$(12,526,839)	(5.49)%

Net fair value		$1,313,058	0.58%

See accompanying notes to financial statements.

MB Master Fund L.P.

Statements of Income and Expenses for the years ended

December 31, 2015, 2014 and 2013

	2015	2014	2013
Investment Income:
Interest income	$5,090	$41,225	$92,224

Expenses:
Clearing fees (Note 3c)	3,610,487	4,650,390	5,165,063
Professional fees	80,927	101,191	121,699

Total expenses	3,691,414	4,751,581	5,286,762

Expense reimbursements (Note 3c)	(141,378)	(55,053)	(106,566)

Net expenses	3,550,036	4,696,528	5,180,196

Net investment income (loss)	(3,544,946)	(4,655,303)	(5,087,972)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(3,595,305)	7,730,241	10,984,676
Net change in unrealized gains (losses) on open contracts	(1,527,908)	(420,888)	3,236,420

Total trading results	(5,123,213)	7,309,353	14,221,096

Net income (loss)	$(8,668,159)	$2,654,050	$9,133,124

See accompanying notes to financial statements.

MB Master Fund L.P.

Statements of Changes in Partners’ Capital for the years ended

December 31, 2015, 2014 and 2013

Partners’ Capital
Partners’ Capital, December 31, 2012	$65,893,155
Net income (loss)	9,133,124
Subscriptions	332,941,852
Redemptions	(96,045,270)
Distribution of interest income to feeder funds	(92,224)

Partners’ Capital, December 31, 2013	311,830,637
Net income (loss)	2,654,050
Subscriptions	18,248,310
Redemptions	(104,542,901)
Distribution of interest income to feeder funds	(41,225)

Partners’ Capital, December 31, 2014	228,148,871
Net income (loss)	(8,668,159)
Subscriptions	24,894,677
Redemptions	(84,987,618)
Distribution of interest income to feeder funds	(15,125)

Partners’ Capital, December 31, 2015	$159,372,646

See accompanying notes to financial statements.

MB Master Fund L.P.

Notes to Financial Statements

1.	Partnership Organization:

MB Master Fund L.P. (the “Master”) is a limited partnership organized under the partnership laws of the State of Delaware on April 21, 2011, to engage in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, livestock, metals and softs. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Master’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

During the years ended December 31, 2015 and 2014, the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During a prior period included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

The Master operates under a structure where its investors consist of Commodity Advisors, Institutional, Spectrum Strategic, Premier Aventis II and Custom Solutions (each a “Feeder”, and collectively, the “Funds”). Commodity Advisors, Institutional, Spectrum Strategic, Premier Aventis II and Custom Solutions each owned approximately 5.4%, 1.3%, 5.6%, 86.4% and 1.3% of the Master at December 31, 2015, respectively. Commodity Advisors, Institutional, Spectrum Strategic, Premier Aventis II and Custom Solutions each owned approximately 3.6%, 1.9%, 1.5%, 91.7% and 1.3% of the Master at December 31, 2014, respectively.

The Master will be liquidated under certain circumstances as set forth in the limited partnership agreement of the Master (the “Limited Partnership Agreement”).

MB Master Fund L.P.

Notes to Financial Statements

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Master.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

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

c.

Master’s Investments. All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Statements of Financial Condition. Net realized gains or losses and any net change in unrealized gains or losses are included in the Statements of Income and Expenses.

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of $89,402 and $3,977,703 as of December 31, 2015 and 2014, respectively. The cost of foreign currencies was $91,119 as of December 31, 2015 and based on the General Partner’s assessment, the cost of foreign currencies was not materially different from the fair value as of December 31, 2014.

d.

Income and Expense Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro-rata among the Funds at the time of such determination.

e.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Master’s financial statements. The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

f.

Investment Company Status. Effective January 1, 2014, the Master adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services —Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Master has been deemed to be an investment company since inception. Accordingly, the Master follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

MB Master Fund L.P.

Notes to Financial Statements

g.

Fair Value of Financial Instruments. The carrying value of the Master’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

h.

Recent Accounting Pronouncement. In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Master’s financial statements and related disclosures.

i.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

MB Master Fund L.P.

Notes to Financial Statements

Under the CGM Customer Agreement, CGM provided services to the Master, including, among other things, the execution and clearing of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, service, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) were borne by the Master and allocated to the Funds. All other fees, including CGM’s direct brokerage fees, were borne by the Funds. During the term of the CGM Customer Agreement, all of the Master’s assets were deposited in the Master’s account at CGM. The Master’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations.

Under the MS&Co. Customer Agreement, the Master pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions. Further, all trading, exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co clearing fees,” and together with the CGM clearing fees, the “clearing fees”) are borne by the Master and allocated to the Funds. All other fees are borne by the Funds. All of the Master’s assets are deposited in the Master’s account at MS&Co. The Master’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2015 and 2014, the amount of cash held by the Master for margin requirements was $1,595,848 and $11,952,370, respectively. The MS&Co. Customer Agreement may generally be terminated upon notice by either party

Prior to April 1, 2014, Spectrum Strategic paid to MS&Co. a monthly brokerage fee at a flat rate of 1/12 of 6% per month (a 6% annual rate) of the net assets of Spectrum Strategic allocated to the Advisor as of the first day of each month. Effective April 1, 2014, the flat rate brokerage fee was reduced to 1/2 of 4% per month (a 4% annual rate) of Spectrum Strategic’s net assets. Effective October 1, 2014, the flat rate brokerage fee was separated into (i) a general partner administrative fee payable to the General Partner equal to an annual rate of 2.0% of Spectrum Strategic’s net assets, and (ii) an ongoing placement agent fee payable to Morgan Stanley Wealth Management equal to an annual rate of 2.0% of Spectrum Strategic’s net assets. The October 1, 2014 fee changes, in the aggregate, did not exceed the flat rate brokerage fee and, accordingly, there was no change to the aggregate fees incurred by Spectrum Strategic. The General Partner administrative fees include, and the flat rate brokerage fee included, clearing fees that are charged to the Master, and therefore, the Master receives monthly expense reimbursements on clearing fees incurred during such month, as shown in the Statements of Income and Expenses as expense reimbursements, based on the beginning of the month Partners’ capital allocation percentage for Spectrum Strategic’s investment in the Master. Prior to October 1, 2014, the expense reimbursement was paid by MS&Co. Effective October 1, 2014, the expense reimbursement is paid by the General Partner.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The MS&Co. Customer Agreement with the Master gives, and the CGM Customer Agreement with the Master gave, the Master the legal right to net unrealized gains and losses on open futures, option and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures, open option and open forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2015 and 2014 were 10,087 and 11,926, respectively. The monthly average number of option contracts traded during the years ended December 31, 2015 and 2014 were 24,999 and 53,982, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2015 and 2014 were 774 and 0, respectively.

MB Master Fund L.P.

Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting or similar arrangements as of December 31, 2015 and 2014, respectively:

December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral (Received)/Pledged*	Net Amount
Assets
Futures	$3,779,520	$(2,515,470)	$1,264,050	$-	$-	$1,264,050
Options purchased	1,870,654	-	1,870,654	(797,408)	-	1,073,246

Total assets	$5,650,174	$(2,515,470)	$3,134,704	$(797,408)	$-	$2,337,296

Liabilities
Futures	$(2,515,470)	$2,515,470	$-	$-	$-	$-
Options written	(797,408)	-	(797,408)	797,408	-	-

Total liabilites	$(3,312,878)	$2,515,470	$(797,408)	$797,408	$-	$-

Net fair value						$2,337,296	*

December 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral (Received)/Pledged*	Net Amount
Assets
Futures	$31,357,685	$(29,235,180)	$2,122,505	$-	$-	$2,122,505
Options purchased	11,717,392	-	11,717,392	(11,717,392)	-	-

Total assets	$43,075,077	$(29,235,180)	$13,839,897	$(11,717,392)	$-	$2,122,505

Liabilities
Futures	$(29,235,180)	$29,235,180	$-	$-	$-	$-
Options written	(12,526,839)	-	(12,526,839)	11,717,392	-	(809,447)

Total liabilites	$(41,762,019)	$29,235,180	$(12,526,839)	$11,717,392	$-	$(809,447)

Net fair value						$1,313,058	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s off-exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

MB Master Fund L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of December 31, 2015 and 2014, respectively.

	December 31, 2015
Assets
Futures Contracts
Energy	$397,980
Grains	2,554,401
Livestock	64,005
Softs	763,134

Total unrealized appreciation on open futures contracts	3,779,520

Liabilities
Futures Contracts
Energy	(463,310)
Grains	(1,200,976)
Livestock	(3,848)
Softs	(847,336)

Total unrealized depreciation on open futures contracts	(2,515,470)

Net unrealized appreciation on open futures contracts	$1,264,050	*

Assets
Options Purchased
Grains	295,444
Softs	1,575,210

Total options purchased	$1,870,654	**

Liabilities
Options Written
Grains	$(16,100)
Softs	(781,308)

Total options written	$(797,408)	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.

***	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

MB Master Fund L.P.

Notes to Financial Statements

Assets	December 31, 2014
Futures Contracts
Energy	$29,821,382
Grains	1,137,234
Livestock	360,642
Softs	38,427

Total unrealized appreciation on open futures contracts	31,357,685

Liabilities
Futures Contracts
Energy	(27,255,571)
Grains	(1,801,702)
Livestock	(12,237)
Softs	(165,670)

Total unrealized depreciation on open futures contracts	(29,235,180)

Net unrealized appreciation on open futures contracts	$2,122,505	*

Assets
Options Purchased
Energy	$104,920
Grains	6,044,887
Livestock	2,246,660
Softs	3,320,925

Total options purchased	$11,717,392	**

Liabilities
Options Written
Energy	$(678,960)
Grains	(5,583,325)
Livestock	(2,728,990)
Softs	(3,535,564)

Total options written	$(12,526,839)	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.

***	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

MB Master Fund L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2015, 2014 and 2013.

Sector	2015		2014		2013

Currencies	$(34,668)		$-		$(2,484)
Energy	(1,963,043)		(2,776,408)		1,780,340
Grains	2,060,501		24,568,447		19,550,541
Livestock	1,370,997		(3,279,875)		(5,696,904)
Metals	(7,374,189)		(70,689)		506,319
Softs	817,189		(11,132,122)		(1,916,716)

Total	$(5,123,213)	*	$7,309,353	*	$14,221,096	*

*	This amount is in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts was extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts was calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2015 and 2014, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. For the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

MB Master Fund L.P.

Notes to Financial Statements

December 31, 2015	Total	Level 1	Level 2	Level 3

Assets
U.S. Treasury bills	$136,729,500	$-	$136,729,500	$-
Futures	3,779,520	3,779,520	-	-
Options purchased	1,870,654	1,870,654	-	-

Total assets	$142,379,674	$5,650,174	$136,729,500	$-

Liabilities
Futures	$2,515,470	$2,515,470	$-	$-
Options written	797,408	797,408	-	-

Total liabilities	$3,312,878	$3,312,878	$-	$-

Net fair value	$139,066,796	$2,337,296	$136,729,500	$-

December 31, 2014	Total	Level 1	Level 2	Level 3

Assets
Futures	$31,357,685	$31,357,685	$-	$-
Options purchased	11,717,392	11,717,392	-	-

Total assets	$43,075,077	$43,075,077	$-	$-

Liabilities
Futures	$29,235,180	$29,235,180	$-	$-
Options written	12,526,839	12,526,839	-	-

Total liabilities	$41,762,019	$41,762,019	$-	$-

Net fair value	$1,313,058	$1,313,058	$-	$-

MB Master Fund L.P.

Notes to Financial Statements

6.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors who become limited partners on the first day of the month after subscriptions are processed. Generally, a limited partner withdraws all or part of its capital contribution and undistributed profits, if any, from the Master as of the end of any month (the “Redemption Date”) after a request for redemption has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Master. However, a limited partner may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014		2013
Ratios to average net assets:

Net investment loss(1)	(1.7)%	(1.7)%		(1.7)%

Operating expenses before expense reimbursements	1.8%	1.8%		1.7%
Expense reimbursements	(0.1)%	(0.0)%	(2)	(0.0)%	(2)

Operating expenses after expense reimbursements	1.7%	1.8%		1.7%

Total return	(4.8)%	1.2%		3.0%

(1)	Interest income less total expenses, net of expense reimbursements.

(2)	Amount less than 0.05%.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

8.	Financial Instrument Risks:

In the normal course of business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include futures, forward, option and swap contracts, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer (or seller) of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Master’s current contracts are traded OTC, although contracts may be traded OTC in the future.

MB Master Fund L.P.

Notes to Financial Statements

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

Options. The Master may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and net change in unrealized gains (losses) on options contracts are included in the Statement of Income and Expenses.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investment held. Such fluctuations are included in total trading results in the Statement of Income and Expenses.

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

MB Master Fund L.P.

Notes to Financial Statements

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master had credit risk and concentration risk during the reporting period and prior periods, as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through MS&Co. and/or CGM, the Master’s counterparty is an exchange or clearing organization.

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

Selected unaudited quarterly financial data for MB Master for the years ended December 31, 2015 and 2014 is summarized below:

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$(5,551,462)	$(6,202,832)	$(332,117)	$6,963,198
Total investment income (loss)	(5,348)	2,752	3,403	4,283
Net expenses	(835,987)	(1,079,519)	(880,882)	(753,648)

Net income (loss)	$(6,392,797)	$(7,279,599)	$(1,209,596)	$6,213,833

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Total trading results	$(6,179,917)	$13,292,384	$5,623,615	$(5,426,729)
Total investment income	7,059	6,660	8,812	18,694
Net expenses	(826,207)	(1,204,074)	(1,202,119)	(1,464,128)

Net income (loss)	$(6,999,065)	$12,094,970	$4,430,308	$(6,872,163)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Effective February 1, 2016, Steven Ross was appointed as a director of the General Partner and Frank Smith resigned as a director of the General Partner.

Effective February 24, 2016, Edmond Moriarty and Kevin Klingert resigned as directors of the General Partner.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), M. Paul Martin (Director) and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSB Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 47, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 44, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

M. Paul Martin, age 57, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 56, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

The Partnership has not adopted a code of ethics that applies to executive officers because it has no executive officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. As compensation for its services, the Partnership pays the General Partner a General Partner fee as described under “Item l. Business.” During the year ended December 31, 2015, the General Partner earned $1,835,521 in General Partner fees. Morgan Stanley Wealth Management, an affiliate of the General Partner, is a selling agent for the Partnership and receives an ongoing selling agent fee for such services, as described under “Item 1. Business.” For the year ended December 31, 2015, Morgan Stanley Wealth Management earned $3,682,073 in ongoing selling agent fees from the Partnership. As compensation for its services, the Partnership pays the Advisor management and incentive fees as described under “Item I. Business.” For the year ended December 31, 2015, the Advisor earned $2,294,402 in management fees. There were no incentive fees earned by the Advisor for the year ended December 31, 2015. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security ownership of certain beneficial owners. As of February 29, 2016, the Partnership knows of one person who beneficially owns more than 5% of the Redeemable Units outstanding.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percent of Class
Redeemable Units	Dennis Bearden 10510 West Sam Houston Parkway South Houston, TX 77099-2848	6,546.8580	6.3%

(b)

Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2015:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner Redeemable Units	General Partner	1,310.9445	1.3%

(c)	Changes in control. None.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

(a)	Transactions with related persons. None.

(b)	Review, approval or ratification of transactions with related persons. Not applicable.

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2015 and 2014, for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

    2015        $ 122,000

    2014        $ 115,400

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay Deloitte any amounts in 2015 and 2014 for professional services in connection with tax compliance, tax advice, and tax planning.

(4)	All Other Fees. None.
(5)	Not Applicable.
(6)	Not Applicable.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements:

Statements of Financial Condition at December 31, 2015 and 2014.

Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013.

Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013.

Notes to Financial Statements.

(2) Exhibits:

3.1(a)

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

3.2(a)	Fourth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

(b)

Amendment Number 1 to the Fourth Amended and Restated Limited Partnership Agreement, effective January 1, 2016 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 6, 2016 and incorporated herein by reference).

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

10.3 (a)

Amended and Restated Commodity Futures Customer Agreement between the Partnership and MS&Co., effective September 4, 2013 (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)

U.S. Treasury Securities Purchase Authorization Agreement between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

10.4

Amended and Restated Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.5	Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.6 (a)

Management Agreement among the Partnership, the General Partner and Aventis Asset Management, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner to Aventis Asset Management, LLC extending the Management Agreement through June 30, 2016 (filed herewith).

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

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1 — Section 1350 Certification (Certification of President and Director).

32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director).

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
Date: March 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli
Patrick T. Egan	Feta Zabeli
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2016	Date: March 28, 2016

/s/ Steven Ross	/s/ M. Paul Martin
Steven Ross	M. Paul Martin
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2016
Date: March 28, 2016

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.