Form 10-Q
period 2016-03-31
MANAGED FUTURES PREMIER AVENTIS II L.P.
filed 2016-05-12
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐         No ☑

As of April 30, 2016, 89,494.2467 Limited Partnership Redeemable Units were outstanding.

Managed Futures Premier Aventis II L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Aventis II L.P.

Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets:

Investment in the Master (1), at fair value	$125,028,848	$137,625,666
Cash at MS&Co.	236,776	283,704
Cash at bank	802	-

Total assets	$125,266,426	$137,909,370

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$208,777	$229,849
Management fees	130,020	143,148
General Partner fees	104,016	114,519
Professional fees	238,910	257,197
Redemptions payable to Limited Partners	3,197,171	4,872,125

Total liabilities	$3,878,894	$5,616,838

Partners’ Capital:
General Partner, 1,025.4505 and 1,310.9445 Redeemable Units outstanding at March 31, 2016 and December 31, 2015, respectively	1,312,280	1,662,770
Limited Partners, 93,829.9597 and 102,989.8117 Redeemable Units outstanding at March 31, 2016 and December 31, 2015, respectively	120,075,252	130,629,762

Total partners’ capital (net asset value)	121,387,532	132,292,532

Total liabilities and partners’ capital	$125,266,426	$137,909,370

Net asset value per Redeemable Unit	$1,279.71	$1,268.38

(1) Defined in Note 1.

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Investment Income:
Interest income allocated from the Master	$53,356	$3,774

Expenses:
Expenses allocated from the Master	636,524	696,332
Ongoing selling agent fees	644,650	1,064,031
Management fees	401,543	663,259
General Partner fees	321,235	530,607
Professional fees	109,555	99,220

Total expenses	2,113,507	3,053,449

Net investment loss	(2,060,151)	(3,049,675)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	4,176,312	10,828,554
Net change in unrealized gains (losses) on open contracts allocated from the Master	(1,205,926)	(4,469,775)

Total trading results	2,970,386	6,358,779

Net income (loss)	910,235	3,309,104
Subscriptions—General Partner	-	124,831
Subscriptions—Limited Partners	2,525,000	10,727,055
Redemptions—General Partner	(355,000)	(446,636)
Redemptions—Limited Partners	(13,985,235)	(14,319,589)

Net increase (decrease) in Partners’ Capital	(10,905,000)	(605,235)
Partners’ Capital, beginning of period	132,292,532	202,875,359

Partners’ Capital, end of period	$121,387,532	$202,270,124

Net asset value per Redeemable Unit (94,855.4102 and 142,472.2142 Redeemable Units outstanding at March 31, 2016 and 2015, respectively)	$1,279.71	$1,419.72

Net income (loss) per Redeemable Unit*	$11.33	$21.46

Weighted average Redeemable Units outstanding	101,985.7279	148,897.8979

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Managed Futures Premier Aventis II L.P. (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of commodity interests on U.S. and international futures, options on futures and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner (defined below). Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have significant exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The commodity interests that are traded by the Partnership, through its investment in MB Master Fund L.P. (the “Master”), are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Master) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. During the initial offering period, the Partnership sold 11,925 redeemable units of partnership interest in the Partnership (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

During the reporting periods ended March 31, 2016 and 2015, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

On February 1, 2013, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in the Master with cash equal to $262,944,186. The Master permits accounts managed by Aventis using its Aventis Diversified Commodity Strategy, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same as if the Partnership traded directly and redemption rights are not affected.

The General Partner is not aware of any material changes to Aventis Diversified Commodity Strategy during the fiscal quarter ended March 31, 2016.

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

At March 31, 2016, the Partnership owned approximately 85.7% of the Master. At December 31, 2015, the Partnership owned approximately 86.4% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership, in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The Master has entered into a futures brokerage account agreement with MS&Co. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, through its investment in the Master, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (the “clearing fees”).

The Partnership has also entered into a selling agreement (as amended, the “Selling Agreement”) with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee equal to 2.00% per year of the Partnership’s adjusted month-end net assets. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered or exempted financial advisors of Morgan Stanley Wealth Management who have sold Redeemable Units in the Partnership.

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2016, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2016 and 2015. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

Partnership’s Investments: The Partnership caries its investment in the Master based on the Partnership’s (1) net contribution to the Master and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Master. The valuation of the Master’s investments, including the classification within the fair value hierarchy of the investments held by the Master, are described in Note 5, “Fair Value Measurements.”

Master’s Investments: All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Master’s Statements of Financial Condition. Net realized gains or losses and any net change in unrealized gains or losses are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Master’s Fair Value of Financial Instruments: The carrying value of the Master’s assets and liabilities presented in the Master’s Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825,“Financial Instruments,” approximates the fair value due to the short term nature of such balances.

Master’s Cash: The Master’s cash includes cash denominated in foreign currencies of $36,799 (cost of $36,464) and $89,402 (cost of $91,119) as of March 31, 2016 and December 31, 2015, respectively.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

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

Net Income (loss) per Redeemable Unit: Net income (loss) per Redeemable Unit is calculated in accordance with ASU 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

Recent Accounting Pronouncement: In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

Reclassification: Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported as professional fees were previously reported separately as professional fees and other in the Statements of Financial Condition and Statements of Income and Expenses and Changes in Partners’ Capital. In the financial highlights for the Partnership, interest income per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2016 and December 31, 2015 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2016 and 2015 are presented below.

MB Master Fund L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2016	December 31, 2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $129,955,655 and $136,740,453 at March 31, 2016 and December 31, 2015, respectively)	$129,986,287	$136,729,500
Cash at MS&Co.	9,804,458	18,724,253
Cash margin	4,046,231	1,595,848
Net unrealized appreciation on open futures contracts	-	1,264,050
Options purchased, at fair value (cost $10,142,605 and $1,962,640 at March 31, 2016 and December 31, 2015, respectively)	9,431,249	1,870,654

Total equity in trading account	153,268,225	160,184,305
Cash at bank	802	-
Expense reimbursement	22,328	13,048

Total assets	$153,291,355	$160,197,353

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$323,709	$-
Options written, at fair value (premiums received $7,980,041 and $965,751 at March 31, 2016 and December 31, 2015, respectively)	7,002,355	797,408
Accrued expenses:
Professional fees	42,939	27,299

Total liabilities	7,369,003	824,707

Partners’ Capital:
General Partner	-	-
Limited Partners	145,922,352	159,372,646

Total liabilities and partners’ capital	$153,291,355	$160,197,353

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

MB Master Fund L.P.

Condensed Schedule of Investments

March 31, 2016

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	2,645	$2,652,092	1.82%
Grains	592	293,569	0.20
Livestock	127	(81,496)	(0.06)
Softs	824	(134,460)	(0.09)

Total futures contracts purchased		2,729,705	1.87

Futures Contracts Sold
Energy	1,989	(2,876,505)	(1.97)
Grains	358	(272,117)	(0.19)
Metals	18	7,920	0.01
Softs	884	87,288	0.06

Total futures contracts sold		(3,053,414)	(2.09)

Net unrealized depreciation on open futures contracts		$(323,709)	(0.22)%

Options Purchased
Calls
Energy	1,785	$3,158,204	2.16%
Grains	3,086	1,030,846	0.71
Livestock	583	2,915	0.00 *
Softs	3,390	1,674,201	1.15
Puts
Energy	1,641	2,374,722	1.63
Grains	804	268,994	0.18
Softs	838	921,367	0.63

Total options purchased (cost $10,142,605)		$9,431,249	6.46%

Options Written
Calls
Energy	1,057	$(724,616)	(0.50)%
Grains	2,770	(594,838)	(0.41)
Softs	4,057	(633,580)	(0.43)
Puts
Energy	1,860	(4,591,221)	(3.15)
Grains	983	(338,369)	(0.23)
Softs	261	(119,731)	(0.08)

Total options written (premiums received $7,980,041)		$(7,002,355)	(4.80)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$ 120,000,000	4/28/2016	U.S. Treasury bills, 0.23% (Amortized cost of $119,957,833)	$119,986,600	82.23%
$ 10,000,000	4/14/2016	U.S. Treasury bills, 0.28% (Amortized cost of $9,997,822)	9,999,687	6.85

Total U.S. Government Securities			$129,986,287	89.08%

*Due to rounding.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

MB Master Fund L.P.

Condensed Schedule of Investments

December 31, 2015

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	546	$367,730	0.23%
Grains	2,266	(1,136,894)	(0.71)
Livestock	72	60,157	0.04
Softs	912	342,061	0.21

Total futures contracts purchased		(366,946)	(0.23)

Futures Contracts Sold
Energy	505	(433,060)	(0.27)
Grains	2,317	2,490,319	1.57
Softs	908	(426,263)	(0.27)

Total futures contracts sold		1,630,996	1.03

Net unrealized appreciation on open futures contracts		$1,264,050	0.80%

Options Purchased
Calls
Grains	1,293	$295,444	0.19%
Softs	2,784	1,551,522	0.97
Puts
Softs	235	23,688	0.01

Total options purchased (cost $1,962,640)		$1,870,654	1.17%

Options Written
Calls
Grains	644	$(16,100)	(0.01)%
Softs	3,460	(676,499)	(0.42)
Puts
Softs	402	(104,809)	(0.07)

Total options written (premiums received $965,751)		$(797,408)	(0.50)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$ 119,750,000	3/3/2016	U.S. Treasury bills, 0.015% (Amortized cost of $119,742,965)	$119,730,615	75.12%
$ 17,000,000	1/21/2016	U.S. Treasury bills, 0.190% (Amortized cost of $16,997,488)	16,998,885	10.67

Total U.S. Government Securities			$136,729,500	85.79%

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

MB Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Investment Income:
Interest income	$62,468	$4,283

Expenses:
Clearing fees	721,490	741,415
Professional fees	20,523	23,884

Total expenses	742,013	765,299
Expense reimbursements	(53,540)	(11,651)

Net expenses	688,473	753,648

Net investment income (loss)	(626,005)	(749,365)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	4,869,008	11,899,325
Net change in unrealized gains (losses) on open contracts	(1,395,734)	(4,936,127)

Total trading results	3,473,274	6,963,198

Net income (loss)	2,847,269	6,213,833
Subscriptions—Limited Partners	5,025,000	13,717,277
Redemptions—Limited Partners	(21,314,819)	(18,699,985)
Distribution of interest income to feeder funds	(7,744)	(4,283)

Net increase (decrease) in Partners’ Capital	(13,450,294)	1,226,842
Partners’ Capital, beginning of period	159,372,646	228,148,871

Partners’ Capital, end of period	$145,922,352	$229,375,713

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

3. Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Per Redeemable Unit Performance (for unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$31.57	$41.92
Net investment loss	(20.24)	(20.46)

Increase (decrease) for the period	11.33	21.46
Net asset value per unit, beginning of period	1,268.38	1,398.26

Net asset value per unit, end of period	$1,279.71	$1,419.72

	Three Months Ended March 31,
	2016	2015
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(6.6)%	(6.0)%

Operating expense	6.8%	6.0%
Incentive fees	-%	-%

Total expenses and incentive fees	6.8%	6.0%

Total return:
Total return before incentive fees	0.9%	1.5%
Incentive fees	-%	-%

Total return after incentive fees	0.9%	1.5%

*	Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.
**	Annualized (except for incentive fees).
***	Interest income allocated from the Master less total expenses.

  The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and includes the income and expenses allocated from the Master.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015

Ratios to Average Limited Partners’ Capital: (1)

Net investment loss(2)	(1.7)%	(1.3)%

Operating expenses before expense reimbursements	2.0%	1.3%

Expense reimbursements	(0.2)%	(0.0)%	(3)

Operating expenses after expense reimbursements	1.8%	1.3%

Total return	1.9%	2.7%

[1]	Annualized.
[2]	Interest income less total expenses, net of expense reimbursements.
[3]	Due to rounding.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital.

4. Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Master’s trading activities is shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The futures brokerage account agreements with MS&Co. give the Partnership and the Master the legal right to net unrealized gains and losses on open futures, forward and option contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures, forward and option contracts on its Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Master and the Partnership’s percentage ownership of the Master. All clearing fees paid to MS&Co. are borne by the Master and allocated to the Partnership.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2016 and 2015 were 6,729 and 9,959, respectively. The monthly average number of option contracts traded during the three months ended March 31, 2016 and 2015 were 19,834 and 28,403, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2016 and 2015 were 0 and 40, respectively.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2016 and December 31, 2015, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
March 31, 2016				Financial Instruments	Cash Collateral (Received)/Pledged*
Assets
Futures	$4,508,859	$(4,508,859)	$-	$-	$-	$-
Options purchased	9,431,249	-	9,431,249	(7,002,355)	-	2,428,894

Total assets	$13,940,108	$(4,508,859)	$9,431,249	$(7,002,355)	$-	$2,428,894

Liabilities
Futures	$(4,832,568)	$4,508,859	$(323,709)	$-	$-	$(323,709)
Options written	(7,002,355)	-	(7,002,355)	7,002,355	-	-

Total liabilites	$(11,834,923)	$4,508,859	$(7,326,064)	$7,002,355	$-	$(323,709)

Net fair value						$2,105,185	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
December 31, 2015				Financial Instruments	Cash Collateral (Received)/Pledged*
Assets
Futures	$3,779,520	$(2,515,470)	$1,264,050	$-	$-	$1,264,050
Options purchased	1,870,654	-	1,870,654	(797,408)	-	1,073,246

Total assets	$5,650,174	$(2,515,470)	$3,134,704	$(797,408)	$-	$2,337,296

Liabilities
Futures	$(2,515,470)	$2,515,470	$-	$-	$-	$-
Options written	(797,408)	-	(797,408)	797,408	-	-

Total liabilites	$(3,312,878)	$2,515,470	$(797,408)	$797,408	$-	$-

Net fair value						$2,337,296	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s off-exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown in the Master’s Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of March 31, 2016 and December 31, 2015, respectively.

	March 31, 2016

Assets
Futures Contracts
Energy	$3,561,920
Grains	356,207
Livestock	14,781
Metals	7,920
Softs	568,031

Total unrealized appreciation on open futures contracts	4,508,859

Liabilities
Futures Contracts
Energy	(3,786,333)
Grains	(334,755)
Livestock	(96,277)
Softs	(615,203)

Total unrealized depreciation on open futures contracts	(4,832,568)

Net unrealized depreciation on open futures contracts	$(323,709	) *

Assets
Options Purchased
Energy	5,532,926
Grains	1,299,840
Livestock	2,915
Softs	2,595,568

Total options purchased	$9,431,249	**

Liabilities
Options Written
Energy	$(5,315,837)
Grains	(933,207)
Softs	(753,311)

Total options written	$(7,002,355	) ***

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Master’s Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Master’s Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Master’s Statements of Financial Condition.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2015

Assets
Futures Contracts
Energy	$397,980
Grains	2,554,401
Livestock	64,005
Softs	763,134

Total unrealized appreciation on open futures contracts	3,779,520

Liabilities
Futures Contracts
Energy	(463,310)
Grains	(1,200,976)
Livestock	(3,848)
Softs	(847,336)

Total unrealized depreciation on open futures contracts	(2,515,470)

Net unrealized appreciation on open futures contracts	$1,264,050	*

Assets
Options Purchased
Grains	295,444
Softs	1,575,210

Total options purchased	$1,870,654	**

Liabilities
Options Written
Grains	$(16,100)
Softs	(781,308)

Total options written	$(797,408	) ***

*	This amount is included in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.
**	This amount is included in “Options purchased, at fair value” in the Master’s Statements of Financial Condition.
***	This amount is included in “Options written, at fair value” in the Master’s Statements of Financial Condition.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
Sector	2016		2015
Currencies	$3,696		$-
Energy	1,828,010		5,740,073
Grains	521,703		2,769,897
Livestock	(33,461)		2,246,875
Metals	212,820		(56,687)
Softs	940,506		(3,736,960)

Total	$3,473,274	*	$6,963,198	*

*	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2016 and December 31, 2015 and for the periods ended March 31, 2016 and 2015, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

March 31, 2016	Total	Level 1	Level 2	Level 3

Assets
U.S. Treasury bills	$129,986,287	$-	$129,986,287	$-
Futures	4,508,859	4,508,859	-	-
Options purchased	9,431,249	9,431,249	-	-

Total assets	$143,926,395	$13,940,108	$129,986,287	$-

Liabilities
Futures	$4,832,568	$4,832,568	$-	$-
Options written	7,002,355	7,002,355	-	-

Total liabilities	$11,834,923	$11,834,923	$-	$-

December 31, 2015	Total	Level 1	Level 2	Level 3

Assets
U.S. Treasury bills	$136,729,500	$-	$136,729,500	$-
Futures	3,779,520	3,779,520	-	-
Options purchased	1,870,654	1,870,654	-	-

Total assets	$142,379,674	$5,650,174	$136,729,500	$-

Liabilities
Futures	$2,515,470	$2,515,470	$-	$-
Options written	797,408	797,408	-	-

Total liabilities	$3,312,878	$3,312,878	$-	$-

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Master’s contracts are traded OTC, although contracts may be traded OTC in the future.

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

The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investment held. Such fluctuations are included in total trading results in the Master’s Statement of Income and Expenses and Changes in Partners’ Capital.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to market risk equal to the value of the futures and forward contracts purchased and unlimited liability on such contracts sold short.

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

7. Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank, expense reimbursement and equity in trading account, consisting of cash at MS&Co., cash margin, net unrealized appreciation on open futures contracts, options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2016.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2016, Partnership capital decreased 8.2% from $132,292,532 to $121,387,532. This decrease was attributable to redemptions of 11,150.5800 Redeemable Units totaling $13,985,235 and redemptions of 285.4940 General Partner Redeemable Units totaling $355,000, which was partially offset by subscriptions for 1,990.7280 Redeemable Units totaling $2,525,000 and net income of $910,235. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on futures trading, interest income, expenses, redemptions and distributions of profits, if any.

For the three months ended March 31, 2016, the Master’s capital decreased 8.4% from $159,372,646 to $145,922,352. This decrease was attributable to redemptions totaling $21,314,819 and distribution of interest income to feeder funds, including the Partnership, totaling $7,744, which was partially offset by subscriptions totaling $5,025,000 and net income of $2,847,269. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2016, the net asset value per Redeemable Unit increased 0.9% from $1,268.38 to $1,279.71, as compared to an increase of 1.5% in the first quarter of 2015. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the first quarter of 2016 of $2,970,386. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, metals, and softs, and were partially offset by losses in livestock. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the first quarter of 2015 of $6,358,779. Gains were primarily attributable to the Master’s trading of commodity futures in energy, grains and livestock, and were partially offset by losses in metals and softs.

The most significant gains were achieved within the energy complex during March from long futures positions in crude oil and oil distillates as prices increased due to the unwinding of short positions, U.S. dollar weakness, and a decline in the rate of U.S. stock builds. Additional gains were experienced during January from short futures positions in crude oil and oil distillates as prices declined following a rise in U.S. oil inventory levels and the expectation of additional production from Iran. Within the soft commodities markets, gains were recorded during February and March from long positions in sugar futures as prices advanced after industry reports indicated that the global sugar market could be headed to its first shortage in five years. Further gains in the sector were experienced during March from long coffee futures positions as prices were boosted by a combination of a stronger Brazilian real potentially reducing exports and concerns regarding dry weather in Colombian and Brazilian coffee growing regions. Gains within the grain sector were experienced during January and March from long corn and wheat positions as prices rose after strong U.S. export sales reports and adverse weather conditions in Brazil. Within the metals complex, gains were achieved during the middle of March from short gold positions as prices declined as the U.S. dollar rebounded. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the livestock market during January and March from long live cattle positions as prices decreased amid ample supplies and cheaper alternative products.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Interest income allocated from the Master for the three months ended March 31, 2016 increased by $49,582, as compared to the corresponding period in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three months ended March 31, 2016, as compared to the corresponding period in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity in the Partnership’s and the Master’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual funds purchased by the Partnership and/or the Master and (3) upon interest rates over which the Partnership, the Master and the commodity broker have no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2016 decreased by $419,381, as compared to the corresponding period in 2015. This decrease is due to lower average net assets during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2016 decreased by $261,716, as compared to the corresponding period in 2015. This decrease is due to lower average net assets during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

General Partner fees (formerly, administrative fees) are paid to the General Partner for administering the business and affairs of the Partnership including, among other things (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2016 decreased by $209,372, as compared to the corresponding period in 2015. This decrease is due to lower average net assets during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees paid for the three months ended March 31, 2016 and 2015, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considers, among other factors, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2016 and December 31, 2015, and the highest, lowest and average value during the three months ended March 31, 2016 and during the twelve months ended December 31, 2015. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

As of March 31, 2016, the Master’s total capitalization was $145,922,352 and the Partnership owned approximately 85.7% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2016 was as follows:

		March 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Energy	$3,774,294	2.59%	$4,322,875	$487,779	$3,191,036
Grains	557,822	0.38	1,732,532	29,700	712,083
Livestock	245,630	0.17	245,630	-	116,491
Metals	89,100	0.06	272,250	-	29,700
Softs	323,785	0.22	853,915	113,709	441,608

Total	$4,990,631	3.42%

*	Average of month-end Values at Risk.

As of December 31, 2015, the Master’s total capitalization was $159,372,646 and the Partnership owned approximately 86.4% of the Master. The Partnership invested substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2015 was as follows:

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. That settlement was finalized on February 10, 2016.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

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

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the U.S. to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $263 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $263 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a SIV called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co.

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

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

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

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

Item lA. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item lA. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2016, there were subscriptions for 1,990.7280 Redeemable Units totaling $2,525,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests, including futures, option and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	(a) Total Number of Reedemable Units Purchased *	(b) Average Price Paid per Redeemable Unit **	(c ) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 -January 31, 2016	3,979.5510	$ 1,250.84	N/A	N/A
February 1, 2016 -February 29, 2016	4,672.6730	$ 1,243.46	N/A	N/A
March 1, 2016 -March 31, 2016	2,498.3560	$ 1,279.71	N/A	N/A
	11,150.5800	$ 1,254.22

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures — Not Applicable.

Item 5. Other Information — None.

Item 6. Exhibits

Exhibit

3.1	(a)	Certificate of Limited Partnership dated April 15, 2005 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 29, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership Agreement dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

	(g)	Certificate of Amendment of the Certificate of Limited Partnership dated January 28, 2013 (file as Exhibit 3.1 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

	(h)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(h) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	(a)	Fourth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

	(b)	Amendment No. 1 to the Fourth Amended and Restated Limited Partnership Agreement, effective January 1, 2016 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 6, 2016 and incorporated herein by reference).

10.1	(a)	Amended and Restated Commodity Futures Customer Agreement between the Partnership and MS&Co., effective September 4, 2013 (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

	(b)	U.S. Treasury Securities Purchase Authorization Agreement between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

10.2	Amended and Restated Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.3	Form of Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.4	(a)	Management Agreement among the Partnership, the General Partner and Aventis Asset Management, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

	(b)	Amendment No. 1 to the Management Agreement among the Partnership, the General Partner and Aventis Asset Management, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2014 and incorporated herein by reference).

	(c)	Letter from the General Partner to Aventis Asset Management, LLC extending the Management Agreement through June 30, 2016 (filed as Exhibit 10.6(b) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference).

10.5	(a)	Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

	(b)	Amendment No. 5 to Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.7(b) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.6	Amended and Restated Master Services Agreement, by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Premier Aventis II L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: May 12, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 12, 2016