Form 10-Q
period 2016-06-30
MANAGED FUTURES PREMIER AVENTIS II L.P.
filed 2016-08-11
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☑      No☐

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

Yes ☐      No☑

As of July 31, 2016, 83,926.4217 Limited Partnership Redeemable Units were outstanding.

Managed Futures Premier Aventis II L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Managed Futures Premier Aventis II L.P.

Statements of Financial Condition

(Unaudited)

	June 30, 2016	December 31, 2015

Assets:
Investment in the Master (1), at fair value	$127,009,661	$137,625,666
Cash at MS&Co.	236,210	283,704
Cash at bank	607	-

Total assets	$127,246,478	$137,909,370

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$212,077	$229,849
Management fees	132,080	143,148
General Partner fees	105,664	114,519
Professional fees	237,769	257,197
Redemptions payable to Limited Partners	1,463,504	4,872,125
Redemptions payable to General Partner	176,594	-

Total liabilities	2,327,688	5,616,838

Partners’ Capital:
General Partner, 904.7535 and 1,310.9445 Redeemable Units outstanding at June 30, 2016 and December 31, 2015, respectively	1,323,759	1,662,770
Limited Partners, 84,473.8157 and 102,989.8117 Redeemable Units outstanding at June 30, 2016 and December 31, 2015, respectively	123,595,031	130,629,762

Total partners’ capital (net asset value)	124,918,790	132,292,532

Total liabilities and partners’ capital	$127,246,478	$137,909,370

Net asset value per Redeemable Unit	$1,463.12	$1,268.38

(1) Defined in Note 1.

See accompanying notes to financial statements.	3

Managed Futures Premier Aventis II L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income:
Interest income allocated from the Master	$46,531	$2,955	$99,887	$6,729

Expenses:
Expenses allocated from the Master	686,482	806,470	1,323,006	1,502,802
Ongoing selling agent fees	627,272	991,504	1,271,922	2,055,535
Management fees	390,649	617,951	792,192	1,281,210
General Partner fees	312,520	494,360	633,755	1,024,967
Professional fees	106,535	86,196	216,090	185,416

Total expenses	2,123,458	2,996,481	4,236,965	6,049,930

Net investment loss	(2,076,927)	(2,993,526)	(4,137,078)	(6,043,201)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	14,195,145	2,217,598	18,371,457	13,046,152
Net change in unrealized gains (losses) on open contracts allocated from the Master	4,220,441	(2,454,511)	3,014,515	(6,924,286)

Total trading results	18,415,586	(236,913)	21,385,972	6,121,866

Net income (loss)	16,338,659	(3,230,439)	17,248,894	78,665
Subscriptions—General Partner	-	-	-	124,831
Subscriptions—Limited Partners	-	519,850	2,525,000	11,246,905
Redemptions—General Partner	(176,594)	-	(531,594)	(446,636)
Redemptions—Limited Partners	(12,630,807)	(16,264,038)	(26,616,042)	(30,583,627)

Net increase (decrease) in Partners’ Capital	3,531,258	(18,974,627)	(7,373,742)	(19,579,862)
Partners’ Capital, beginning of period	121,387,532	202,270,124	132,292,532	202,875,359

Partners’ Capital, end of period	$124,918,790	$183,295,497	$124,918,790	$183,295,497

Net asset value per Redeemable Unit (85,378.5692 and 131,332.1342 Redeemable Units outstanding at June 30, 2016 and 2015, respectively)	$1,463.12	$1,395.66	$1,463.12	$1,395.66

Net income (loss) per Redeemable Unit*	$183.41	$(24.06)	$194.74	$(2.60)

Weighted average Redeemable Units outstanding	90,624.8785	139,336.8315	96,305.3032	144,117.3647

*   Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.	4

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Managed Futures Premier Aventis II L.P. (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of commodity interests on U.S. and international futures, options on futures and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner (defined below). Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have significant exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The commodity interests that are traded by the Partnership, through its investment in MB Master Fund L.P. (the “Master”), are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Master) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. During the initial offering period, the Partnership sold 11,925 redeemable units of limited partnership interest in the Partnership (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

On February 1, 2013, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in the Master with cash equal to $262,944,186. The Master permits accounts managed by Aventis using its Aventis Diversified Commodity Strategy, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same as if the Partnership traded directly and redemption rights are not affected.

The General Partner is not aware of any material changes to the Aventis Diversified Commodity Strategy during the fiscal quarter ended June 30, 2016.

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

During the reporting periods ended June 30, 2016 and 2015, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

At June 30, 2016, the Partnership owned approximately 85.0% of the Master. At December 31, 2015, the Partnership owned approximately 86.4% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership, in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The Master has entered into a futures brokerage account agreement with MS&Co. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, through its investment in the Master, pays MS&Co (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2016, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates: The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Statement of Cash Flows: The Partnership is not required to provide a Statement of Cash Flows.

Partnership’s Investment: The Partnership carries its investment in the Master based on the Partnership’s (1) net contribution to the Master and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Master. The valuation of the Master’s investments, including the classification within the fair value hierarchy of the investments held by the Master, are described in Note 5, “Fair Value Measurements.”

Master’s Investments:  All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Master’s Statements of Financial Condition. Net realized gains or losses and any net change in unrealized gains or losses are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Fair Value of Financial Instruments: The carrying value of the assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

Master’s Cash: The Master’s cash includes cash denominated in foreign currencies of $239,178 (cost of $251,688) and $89,402 (cost of $91,119) as of June 30, 2016 and December 31, 2015, respectively.

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2016 and December 31, 2015 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2016 and 2015 are presented below.

MB Master Fund L.P.

Statements of Financial Condition

(Unaudited)

	June 30, 2016	December 31, 2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $111,936,669 and $136,740,453 at June 30, 2016 and December 31, 2015, respectively)	$111,937,405	$136,729,500
Cash at MS&Co.	23,512,839	18,724,253
Cash margin	1,663,740	1,595,848
Net unrealized appreciation on open futures contracts	3,990,630	1,264,050
Options purchased, at fair value (cost $14,390,957 and $1,962,640 at June 30, 2016 and December 31, 2015, respectively)	14,922,160	1,870,654

Total equity in trading account	156,026,774	160,184,305
Cash at bank	607	-
Expense reimbursement	23,746	13,048

Total assets	$156,051,127	$160,197,353

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $6,968,652 and $965,751 at June 30, 2016 and December 31, 2015, respectively)	$6,595,519	$797,408
Accrued expenses:
Professional fees	34,671	27,299

Total liabilities	6,630,190	824,707

Partners’ Capital:
General Partner	-	-
Limited Partners	149,420,937	159,372,646

Total partners’ capital (net asset value)	149,420,937	159,372,646

Total liabilities and partners’ capital	$156,051,127	$160,197,353

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

MB Master Fund L.P.

Condensed Schedule of Investments

June 30, 2016

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	2,474	$6,464,560	4.33%
Grains	1,811	(884,132)	(0.59)
Softs	449	(48,152)	(0.03)

Total futures contracts purchased		5,532,276	3.71

Futures Contracts Sold
Energy	1,702	(2,936,958)	(1.97)
Grains	1,304	1,258,188	0.84
Metals	35	2,880	0.00 *
Softs	342	134,244	0.09

Total futures contracts sold		(1,541,646)	(1.04)

Net unrealized appreciation on open futures contracts		$3,990,630	2.67%

Options Purchased
Calls
Energy	5,283	$6,629,438	4.44%
Grains	3,548	3,267,463	2.19
Livestock	296	103,280	0.07
Softs	2,250	2,945,192	1.97
Puts
Energy	719	1,005,881	0.67
Grains	84	525	0.00 *
Softs	1,537	970,381	0.65

Total options purchased (cost $14,390,957)		$14,922,160	9.99%

Options Written
Calls
Energy	586	$(1,094,062)	(0.73)%
Grains	2,790	(1,914,688)	(1.28)
Livestock	208	(1,040)	(0.00) *
Softs	2,131	(1,435,092)	(0.96)
Puts
Energy	719	(1,512,057)	(1.01)
Softs	1,349	(638,580)	(0.43)

Total options written (premiums received $6,968,652)		$(6,595,519)	(4.41)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$ 11,000,000	7/7/2016	U.S. Treasury bills, 0.205% (Amortized cost of $10,996,805)	$10,999,876	7.36%
$ 6,000,000	8/11/2016	U.S. Treasury bills, 0.265% (Amortized cost of $5,996,864)	5,998,685	4.01
$ 95,000,000	9/29/2016	U.S. Treasury bills, 0.24% (Amortized cost of $94,943,000)	94,938,844	63.54

Total U.S. Government Securities			$111,937,405	74.91%

  * Due to rounding.

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

MB Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$54,838	$3,403	$117,306	$7,686

Expenses:
Clearing fees	783,993	881,354	1,505,483	1,622,769
Professional fees	20,520	24,339	41,043	48,223

Total expenses	804,513	905,693	1,546,526	1,670,992
Expense reimbursements	(59,879)	(24,811)	(113,419)	(36,462)

Net expenses	744,634	880,882	1,433,107	1,634,530

Net investment loss	(689,796)	(877,479)	(1,315,801)	(1,626,844)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	16,661,911	2,464,495	21,530,919	14,363,820
Net change in unrealized gains (losses) on open contracts	4,939,500	(2,796,612)	3,543,766	(7,732,739)

Total trading results	21,601,411	(332,117)	25,074,685	6,631,081

Net income (loss)	20,911,615	(1,209,596)	23,758,884	5,004,237
Subscriptions—Limited Partners	575,000	6,169,850	5,600,000	19,887,127
Redemptions—Limited Partners	(17,975,352)	(17,600,266)	(39,290,171)	(36,300,251)
Distribution of interest income to feeder funds	(12,678)	(3,403)	(20,422)	(7,686)

Net increase (decrease) in Partners’ Capital	3,498,585	(12,643,415)	(9,951,709)	(11,416,573)
Partners’ Capital, beginning of period	145,922,352	229,375,713	159,372,646	228,148,871

Partners’ Capital, end of period	$149,420,937	$216,732,298	$149,420,937	$216,732,298

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

3. Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Per Redeemable Unit Performance
(for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$206.33	$(2.56)	$237.70	$39.36
Net investment loss	(22.92)	(21.50)	(42.96)	(41.96)

Increase (decrease) for the period	183.41	(24.06)	194.74	(2.60)
Net asset value per Redeemable Unit, beginning of period	1,279.71	1,419.72	1,268.38	1,398.26

Net asset value per Redeemable Unit, end of period	$1,463.12	$1,395.66	$1,463.12	$1,395.66

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(6.9)%	(6.2)%	(6.7)%	(6.1)%

Operating expenses	7.1%	6.2%	6.9%	6.1%
Incentive fees	-%	-%	-%	-%

Total expenses	7.1%	6.2%	6.9%	6.1%

Total return:
Total return before incentive fees	14.3%	(1.7)%	15.4%	(0.2)%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	14.3%	(1.7)%	15.4%	(0.2)%

*	Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.
**	Annualized (except for incentive fees).
***	Interest income allocated from the Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and includes the income and expenses allocated from the Master.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015

Ratios to Average Limited Partners’ Capital: *

Net investment loss **	(1.9)%	(1.6)%		(1.8)%	(1.4)%

Operating expenses before expense reimbursements	2.2%	1.6%		2.1%	1.4%

Expense reimbursements	(0.2)%	(0.0)%	***	(0.2)%	(0.0)%	***

Operating expenses after expense reimbursements	2.0%	1.6%		1.9%	1.4%

Total return	15.7%	(0.6)%		18.1%	2.1%

*	Annualized.
**	Interest income less total expenses, net of expense reimbursements.
***	Due to rounding.

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

The futures brokerage account agreements with MS&Co. give the Partnership and the Master the legal right to net unrealized gains and losses on open futures, forward and option contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures, forward and option contracts in its Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Master and the Partnership’s percentage ownership of the Master. All clearing fees paid to MS&Co. are borne by the Master and allocated to the Partnership.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2016 and 2015 were 10,022 and 7,879, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2016 and 2015 were 8,375 and 8,919, respectively ..The monthly average number of option contracts traded during the three months ended June 30, 2016 and 2015 were 19,321 and 30,201, respectively. The monthly average number of option contracts traded during the six months ended June 30, 2016 and 2015 were 19,577 and 29,302, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2016 and 2015 were 0 and 855, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2016 and 2015 were 0 and 447, respectively.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2016 and December 31, 2015, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
June 30, 2016				Financial Instruments	Cash Collateral Received/Pledged*
Assets
Futures	$9,535,964	$(5,545,334)	$3,990,630	$-	$-	$3,990,630
Options purchased	14,922,160	-	14,922,160	(6,595,519)	-	8,326,641

Total assets	$24,458,124	$(5,545,334)	$18,912,790	$(6,595,519)	$-	$12,317,271

Liabilities
Futures	$(5,545,334)	$5,545,334	$-	$-	$-	$-
Options written	(6,595,519)	-	(6,595,519)	6,595,519	-	-

Total liabilities	$(12,140,853)	$5,545,334	$(6,595,519)	$6,595,519	$-	$-

Net fair value						$12,317,271	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
December 31, 2015				Financial Instruments	Cash Collateral Received/Pledged*
Assets
Futures	$3,779,520	$(2,515,470)	$1,264,050	$-	$-	$1,264,050
Options purchased	1,870,654	-	1,870,654	(797,408)	-	1,073,246

Total assets	$5,650,174	$(2,515,470)	$3,134,704	$(797,408)	$-	$2,337,296

Liabilities
Futures	$(2,515,470)	$2,515,470	$-	$-	$-	$-
Options written	(797,408)	-	(797,408)	797,408	-	-

Total liabilities	$(3,312,878)	$2,515,470	$(797,408)	$797,408	$-	$-

Net fair value						$2,337,296	*

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of June 30, 2016 and December 31, 2015, respectively.

	June 30, 2016
Assets
Futures Contracts
Energy	$6,600,022
Grains	2,691,182
Metals	3,420
Softs	241,340

Total unrealized appreciation on open futures contracts	9,535,964

Liabilities
Futures Contracts
Energy	(3,072,420)
Grains	(2,317,126)
Metals	(540)
Softs	(155,248)

Total unrealized depreciation on open futures contracts	(5,545,334)

Net unrealized appreciation on open futures contracts	$3,990,630	*

Assets
Options Purchased
Energy	7,635,319
Grains	3,267,988
Livestock	103,280
Softs	3,915,573

Total options purchased	$14,922,160	**

Liabilities
Options Written
Energy	$(2,606,119)
Grains	(1,914,688)
Livestock	(1,040)
Softs	(2,073,672)

Total options written	$(6,595,519)	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Master’s Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Master’s Statements of Financial Condition.

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2016		2015		2016		2015
Currencies	$(19,502)		$-		$(15,806)		$-
Energy	16,191,409		135,596		18,019,419		5,875,669
Grains	3,400,011		1,144,202		3,921,714		3,914,099
Livestock	(56,938)		(248,732)		(90,399)		1,998,143
Metals	(247,985)		(2,641,215)		(35,165)		(2,697,902)
Softs	2,334,416		1,278,032		3,274,922		(2,458,928)

Total	$21,601,411	*	$(332,117)	*	$25,074,685	*	$6,631,081	*

*	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2016 and December 31, 2015 and for the periods ended June 30, 2016 and 2015, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

June 30, 2016	Total	Level 1	Level 2	Level 3

Assets
U.S. Treasury bills	$111,937,405	$-	$111,937,405	$-
Futures	9,535,964	9,535,964	-	-
Options purchased	14,922,160	14,922,160	-	-

Total assets	$136,395,529	$24,458,124	$111,937,405	$-

Liabilities
Futures	$5,545,334	$5,545,334	$-	$-
Options written	6,595,519	6,595,519	-	-

Total liabilities	$12,140,853	$12,140,853	$-	$-

December 31, 2015	Total	Level 1	Level 2	Level 3

Assets
U.S. Treasury bills	$136,729,500	$-	$136,729,500	$-
Futures	3,779,520	3,779,520	-	-
Options purchased	1,870,654	1,870,654	-	-

Total assets	$142,379,674	$5,650,174	$136,729,500	$-

Liabilities
Futures	$2,515,470	$2,515,470	$-	$-
Options written	797,408	797,408	-	-

Total liabilities	$3,312,878	$3,312,878	$-	$-

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Master’s contracts are traded OTC, although contracts may be traded OTC in the future.

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

The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank, expense reimbursement and equity in trading account, consisting of cash at MS&Co., cash margin, net unrealized appreciation on open futures contracts, options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2016.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2016, Partnership capital decreased 5.6% from $132,292,532 to $124,918,790. This decrease was attributable to redemptions of 20,506.7240 Redeemable Units totaling $26,616,042 and redemptions of 406.1910 General Partner Redeemable Units totaling $531,594, which was partially offset by subscriptions of 1,990.7280 Redeemable Units totaling $2,525,000 and net income of $17,248,894. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on futures trading, interest income, expenses, subscriptions, redemptions and distributions of profits, if any.

For the six months ended June 30, 2016, the Master’s capital decreased 6.2% from $159,372,646 to $149,420,937. This decrease was attributable to redemptions totaling $39,290,171 and distribution of interest income to feeder funds, including the Partnership, totaling $20,422, which was partially offset by subscriptions totaling $5,600,000 and net income of $23,758,884. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s second quarter of 2016, the net asset value per Redeemable Unit increased 14.3% from $1,279.71 to $1,463.12, as compared to a decrease of 1.7% in the second quarter of 2015. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the second quarter of 2016 of $18,415,586. Gains were primarily attributable to the Master’s trading of commodity futures in energy, grains and softs, and were partially offset by losses in currencies, livestock and metals. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the second quarter of 2015 of $236,913. Losses were primarily attributable to the Master’s trading of commodity futures in livestock and metals, and were partially offset by gains in energy, grains and softs.

The most significant gains were achieved within the energy complex during April from long futures positions in crude oil as prices rose due to a weakened U.S. dollar and a decline in U.S. production. Additional gains in this complex were experienced during June from long positions in natural gas as prices increased after warmer-than-expected weather in the U.S. spurred speculation of a tightening market. Gains within the grain sector were experienced during June from long soybean futures positions as prices rose after a U.S. Department of Agriculture report reduced its crop estimates. Within the soft commodities markets, gains were recorded during April from long sugar futures positions as prices rose due to a tightening market and reports of a supply shortfall during 2017. Additional gains within this sector during early May were achieved from long coffee positions as prices rallied and again in June due to a stronger Brazilian currency and speculation that heavy rains may affect the Brazilian harvest. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the metals complex primarily during June from short gold futures positions as prices increased leading up to and after the decision of the U.K. to leave the E.U. Within the livestock markets, small losses were incurred from long positions in live cattle as prices declined.

During the Partnership’s six months ended June 30, 2016, the net asset value per Redeemable Unit increased 15.4% from $1,268.38 to $1,463.12, as compared to a decrease of 0.2% during the six months ended June 30, 2015. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses during the six months ended June 30, 2016 of $21,385,972. Gains were primarily attributable to the Master’s trading of commodity futures in energy, grains and softs, and were partially offset by losses in currencies, livestock and metals. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses during the six months ended June 30, 2015 of $6,121,866. Gains were primarily attributable to the Master’s trading of commodity futures in energy, grains and livestock, and were partially offset by losses in metals and softs.

The most significant gains were achieved within the energy complex during March and April from long futures positions in crude oil and oil distillates as prices increased due to the unwinding of short positions, U.S. dollar weakness, and a decline in the rate of U.S. stock builds. Additional gains in this complex were experienced during June from long positions in natural gas as prices increased after warmer-than-expected weather in the U.S. spurred speculation of a tightening market. Gains within the grain sector were experienced during January and March from long corn and wheat positions as prices rose after strong U.S. export sales reports and adverse weather conditions in Brazil. Additional gains were recorded within the grain sector during June from long soybean futures positions as prices rose after a U.S. Department of Agriculture report reduced its crop estimates. Within the soft commodities markets, gains were recorded during February, March, and April from long positions in sugar futures as prices advanced after industry reports indicated that the global sugar market could be headed to its first shortage in five years. Further gains in the sector were experienced during March from long coffee futures positions as prices were boosted by a combination of a stronger Brazilian real potentially reducing exports and concerns regarding dry weather in Colombian and Brazilian coffee growing regions. Additional gains in the soft commodities were achieved in early May from long coffee positions as prices rallied and again in June due to a stronger Brazilian currency and speculation that heavy rains may affect Brazilian harvest. A portion of the Partnership’s gains for the first six months of the year were offset by losses incurred within the livestock markets during January, March, April, and June from long positions in live cattle as prices decreased amid ample supplies and cheaper alternative products.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership and the Master depend on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership and the Master expect to increase capital through operations.

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Interest income allocated from the Master for the three and six months ended June 30, 2016 increased by $43,576 and $93,158, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity in the Partnership’s and the Master’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual funds purchased by the Partnership and/or the Master and (3) interest rates over which the Partnership, the Master and the commodity broker have no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2016 decreased by $364,232 and $783,613, respectively, as compared to the corresponding periods in 2015. This decrease is due to lower average net assets during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2016 decreased by $227,302 and $489,018, respectively, as compared to the corresponding periods in 2015. This decrease is due to lower average net assets during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

General Partner fees (formerly, administrative fees) are paid to the General Partner for administering the business and affairs of the Partnership including, among other things (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2016 decreased by $181,840 and $391,212, respectively, as compared to the corresponding periods in 2015. This decrease is due to lower average net assets during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees paid for the three and six months ended June 30, 2016 and 2015, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considers, among other factors, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All or substantially all of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Partnership and the Master are speculative commodity pools. The market sensitive instruments held by the Master are acquired for speculative trading purposes. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s and the Partnership’s main line of business.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2016 and December 31, 2015, and the highest, lowest and average value during the three months ended June 30, 2016 and during the twelve months ended December 31, 2015. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

As of June 30, 2016, the Master’s total capitalization was $149,420,937 and the Partnership owned approximately 85.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of June 30, 2016 was as follows:

Market Sector	Value at Risk	June 30, 2016 % of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Energy	$252,982	0.17%	$4,319,514	$94,927	$322,084
Grains	542,837	0.36	2,443,791	190,202	1,537,528
Metals	211,750	0.14	346,500	-	70,583
Softs	349,666	0.23	850,555	91,095	401,538

Total	$1,357,235	0.90%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2015 Audited Financial Statement.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $258 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $258 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item lA. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2016, there were no subscriptions for Redeemable Units. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests, including futures, option and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar
		(b) Average Price	Redeemable Units	Value) of Redeemable
	(a) Total Number of	Paid per	Purchased as Part of	Units that May Yet Be
	Redeemable Units	Redeemable Unit	Publicly Announced	Purchased Under the
Period	Purchased *	**	Plans or Programs	Plans or Programs
April 1, 2016 - April 30, 2016	4,335.7130	$1,330.86	N/A	N/A
May 1, 2016 - May 31, 2016	4,020.1690	$1,342.50	N/A	N/A
June 1, 2016 - June 30, 2016	1,000.2620	$1,463.12	N/A	N/A
	9,356.1440	$1,350.00

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

Date: August 11, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 11, 2016