Form 10-Q
period 2016-09-30
MANAGED FUTURES PREMIER AVENTIS II L.P.
filed 2016-11-10
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐    No ☑

As of October 31, 2016, 79,338.9737 Limited Partnership Redeemable Units were outstanding.

Managed Futures Premier Aventis II L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Managed Futures Premier Aventis II L.P.

Statements of Financial Condition

(Unaudited)

	September 30, 2016	December 31, 2015

Assets:

Investment in the Master (1), at fair value	$115,085,621	$137,625,666
Cash at MS&Co.	247,049	283,704
Cash at bank	412	-

Total assets	$115,333,082	$137,909,370

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$192,222	$229,849
Management fees	119,679	143,148
General Partner fees	95,744	114,519
Professional fees	248,377	257,197
Redemptions payable to Limited Partners	1,831,031	4,872,125

Total liabilities	2,487,053	5,616,838

Partners’ Capital:
General Partner, 904.7535 and 1,310.9445 Redeemable Units outstanding at September 30, 2016 and December 31, 2015, respectively	1,238,505	1,662,770
Limited Partners, 81,531.5817 and 102,989.8117 Redeemable Units outstanding at September 30, 2016 and December 31, 2015, respectively	111,607,524	130,629,762

Total partners’ capital (net asset value)	112,846,029	132,292,532

Total liabilities and partners’ capital	$115,333,082	$137,909,370

Net asset value per Redeemable Unit	$1,368.89	$1,268.38

(1) Defined in Note 1.

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Income:
Interest income allocated from the Master	$63,429	$2,231	$163,316	$8,960

Expenses:
Expenses allocated from the Master	562,201	982,209	1,885,207	2,485,011
Ongoing selling agent fees	584,929	872,512	1,856,851	2,928,047
Management fees	364,200	543,578	1,156,392	1,824,788
General Partner fees	291,360	434,863	925,115	1,459,830
Professional fees	106,422	150,213	322,512	335,629

Total expenses	1,909,112	2,983,375	6,146,077	9,033,305

Net investment loss	(1,845,683)	(2,981,144)	(5,982,761)	(9,024,345)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(1,064,122)	(7,700,628)	17,307,335	5,345,524
Net change in unrealized gains (losses) on open contracts allocated from the Master	(5,130,319)	2,353,105	(2,115,804)	(4,571,181)

Total trading results	(6,194,441)	(5,347,523)	15,191,531	774,343

Net income (loss)	(8,040,124)	(8,328,667)	9,208,770	(8,250,002)
Subscriptions—General Partner	-	-	-	124,831
Subscriptions—Limited Partners	34,667	147,550	2,559,667	11,394,455
Redemptions—General Partner	-	(150,000)	(531,594)	(596,636)
Redemptions—Limited Partners	(4,067,304)	(12,858,954)	(30,683,346)	(43,442,581)

Net increase (decrease) in Partners’ Capital	(12,072,761)	(21,190,071)	(19,446,503)	(40,769,933)
Partners’ Capital, beginning of period	124,918,790	183,295,497	132,292,532	202,875,359

Partners’ Capital, end of period	$112,846,029	$162,105,426	$112,846,029	$162,105,426

Net asset value per Redeemable Unit (82,436.3352 and 121,900.6302 Redeemable Units outstanding at September 30, 2016 and 2015, respectively)	$1,368.89	$1,329.82	$1,368.89	$1,329.82

Net income (loss) per Redeemable Unit*	$(94.23)	$(65.84)	$100.51	$(68.44)

Weighted average Redeemable Units outstanding	84,661.2275	127,691.0152	92,423.9446	138,641.9149

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Managed Futures Premier Aventis II L.P. (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of commodity interests on U.S. and international futures, options on futures and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner (defined below). Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The commodity interests that are traded by the Partnership, through its investment in MB Master Fund L.P. (the “Master”), are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Master) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. During the initial offering period, the Partnership sold 11,925 redeemable units of limited partnership interest in the Partnership (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

The General Partner is not aware of any material changes to the Aventis Diversified Commodity Strategy during the fiscal quarter ended September 30, 2016.

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

During the reporting periods ended September 30, 2016 and 2015, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

At September 30, 2016, the Partnership owned approximately 85.0% of the Master. At December 31, 2015, the Partnership owned approximately 86.4% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2016, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2016 and 2015. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

Profit Allocation: The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership, in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

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

Master’s Investments: All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Master’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Fair Value of Financial Instruments: The carrying value of the assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825,“Financial Instruments,” approximates the fair value due to the short term nature of such balances.

Master’s Cash: The Master’s cash includes cash denominated in foreign currencies of $(195,839) (proceeds of $198,950) and $89,402 (cost of $91,119) as of September 30, 2016 and December 31, 2015, respectively.

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

Net Income (loss) per Redeemable Unit: Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2016 and December 31, 2015 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2016 and 2015 are presented below.

MB Master Fund L.P.

Statements of Financial Condition

(Unaudited)

	September 30, 2016	December 31, 2015

Assets:

Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $87,950,992 and $136,740,453 at September 30, 2016 and December 31, 2015, respectively)	$87,948,050	$136,729,500
Cash at MS&Co.	42,127,620	18,724,253
Cash margin	2,231,350	1,595,848
Net unrealized appreciation on open futures contracts	92,991	1,264,050
Options purchased, at fair value (cost $9,089,501 and $1,962,640 at September 30, 2016 and December 31, 2015, respectively)	6,254,044	1,870,654

Total equity in trading account	138,654,055	160,184,305
Cash at bank	412	-
Expense reimbursement	15,579	13,048

Total assets	$138,670,046	$160,197,353

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $4,831,890 and $965,751 at September 30, 2016 and December 31, 2015, respectively)	$3,255,741	$797,408
Accrued expenses:
Professional fees	30,229	27,299

Total liabilities	3,285,970	824,707

Partners’ Capital:
General Partner	-	-
Limited Partners	135,384,076	159,372,646

Total partners’ capital (net asset value)	135,384,076	159,372,646

Total liabilities and partners’ capital	$138,670,046	$160,197,353

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

MB Master Fund L.P.

Condensed Schedule of Investments

September 30, 2016

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	678	$751,987	0.56%
Grains	3,861	(1,648,296)	(1.22)
Softs	476	(337,760)	(0.25)

Total futures contracts purchased		(1,234,069)	(0.91)

Futures Contracts Sold
Energy	765	(366,061)	(0.27)
Grains	3,896	1,477,521	1.09
Softs	472	215,600	0.16

Total futures contracts sold		1,327,060	0.98

Net unrealized appreciation on open futures contracts		$92,991	0.07%

Options Purchased
Calls
Energy	561	$1,419,891	1.05%
Grains	2,362	704,956	0.52
Livestock	134	2,210	0.00 **
Softs	1,598	2,087,367	1.54
Puts
Energy	688	862,752	0.64
Grains	2,568	318,913	0.24
Softs	1,297	857,955	0.63

Total options purchased (cost $9,089,501)		$6,254,044	4.62%

Options Written
Calls
Energy	561	$(442,629)	(0.33)%
Grains	1,061	(271,538)	(0.20)
Softs	2,224	(488,452)	(0.36)
Puts
Energy	794	(1,552,592)	(1.15)
Grains	680	(280,500)	(0.21)
Softs	654	(220,030)	(0.16)

Total options written (premiums received $4,831,890)		$(3,255,741)	(2.41)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$ 13,000,000	11/17/2016	U.S. Treasury bills, 0.28%* (Amortized cost of $12,991,304)	$12,997,441	9.60%
$ 75,000,000	12/29/2016	U.S. Treasury bills, 0.215%* (Amortized cost of $74,959,688)	74,950,609	55.36

Total U.S. Government Securities			$87,948,050	64.96%

* Liquid non-cash held as collateral.

** Due to rounding.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

MB Master Fund L.P.

Condensed Schedule of Investments

December 31, 2015

		Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy		546	$367,730	0.23%
Grains		2,266	(1,136,894)	(0.71)
Livestock		72	60,157	0.04
Softs		912	342,061	0.21

Total futures contracts purchased			(366,946)	(0.23)

Futures Contracts Sold
Energy		505	(433,060)	(0.27)
Grains		2,317	2,490,319	1.57
Softs		908	(426,263)	(0.27)

Total futures contracts sold			1,630,996	1.03

Net unrealized appreciation on open futures contracts			$1,264,050	0.80%

Options Purchased
Calls
Grains		1,293	$295,444	0.19%
Softs		2,784	1,551,522	0.97
Puts
Softs		235	23,688	0.01

Total options purchased (cost $1,962,640)			$1,870,654	1.17%

Options Written
Calls
Grains		644	$(16,100)	(0.01)%
Softs		3,460	(676,499)	(0.42)
Puts
Softs		402	(104,809)	(0.07)

Total options written (premiums received $965,751)			$(797,408)	(0.50)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital

$ 119,750,000	3/3/2016	U.S. Treasury bills, 0.015% * (Amortized cost of $119,742,965)	$119,730,615	75.12%
$ 17,000,000	1/21/2016	U.S. Treasury bills, 0.190% * (Amortized cost of $16,997,488)	16,998,885	10.67

Total U.S. Government Securities			$136,729,500	85.79%

*Liquid non-cash held as collateral.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

MB Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$75,048	$2,752	$192,354	$10,438

Expenses:
Clearing fees	642,205	1,115,875	2,147,688	2,738,644
Professional fees	20,104	21,644	61,147	69,867

Total expenses	662,309	1,137,519	2,208,835	2,808,511
Expense reimbursements	(48,322)	(58,000)	(161,741)	(94,462)

Net expenses	613,987	1,079,519	2,047,094	2,714,049

Net investment loss	(538,939)	(1,076,767)	(1,854,740)	(2,703,611)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(1,258,952)	(8,882,045)	20,271,967	5,481,775
Net change in unrealized gains (losses) on open contracts	(6,045,662)	2,679,213	(2,501,896)	(5,053,526)

Total trading results	(7,304,614)	(6,202,832)	17,770,071	428,249

Net income (loss)	(7,843,553)	(7,279,599)	15,915,331	(2,275,362)
Subscriptions—Limited Partners	284,667	3,982,550	5,884,667	23,869,677
Redemptions—Limited Partners	(6,465,987)	(23,602,913)	(45,756,158)	(59,903,164)
Distribution of interest income to feeder funds	(11,988)	(1,835)	(32,410)	(9,521)

Net increase (decrease) in Partners’ Capital	(14,036,861)	(26,901,797)	(23,988,570)	(38,318,370)
Partners’ Capital, beginning of period	149,420,937	216,732,298	159,372,646	228,148,871

Partners’ Capital, end of period	$135,384,076	$189,830,501	$135,384,076	$189,830,501

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

3. Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Per Redeemable Unit Performance
(for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(72.43)	$(42.50)	$165.24	$(3.14)
Net investment loss	(21.80)	(23.34)	(64.73)	(65.30)

Increase (decrease) for the period	(94.23)	(65.84)	100.51	(68.44)
Net asset value per Redeemable Unit, beginning of period	1,463.12	1,395.66	1,268.38	1,398.26

Net asset value per Redeemable Unit, end of period	$1,368.89	$1,329.82	$1,368.89	$1,329.82

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(6.3)%	(6.8)%	(6.6)%	(6.3)%

Operating expenses	6.5%	6.9%	6.8%	6.3%
Incentive fees	-%	-%	-%	-%

Total expenses	6.5%	6.9%	6.8%	6.3%

Total return:
Total return before incentive fees	(6.4)%	(4.7)%	7.9%	(4.9)%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	(6.4)%	(4.7)%	7.9%	(4.9)%

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Ratios to Average Limited Partners’ Capital: *

Net investment loss **	(1.5)%	(2.1)%	(1.7)%	(1.6)%

Operating expenses before expense reimbursements	1.9%	2.2%	2.0%	1.7%

Expense reimbursements	(0.1)%	(0.1)%	(0.1)%	(0.1)%

Operating expenses after expense reimbursements	1.8%	2.1%	1.9%	1.6%

Total return	(5.3)%	(3.5)%	11.8%	(1.4)%

*	Annualized.
**	Interest income less total expenses, net of expense reimbursements.

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

The futures brokerage account agreements with MS&Co. give the Partnership and the Master the legal right to net unrealized gains and losses on open futures, forward and option contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in its Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Master and the Partnership’s percentage ownership of the Master. All clearing fees paid to MS&Co. are borne by the Master and allocated to the Partnership.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2016 and 2015 were 9,458 and 12,360, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2016 and 2015 were 8,736 and 10,066, respectively. The monthly average number of option contracts traded during the three months ended September 30, 2016 and 2015 were 18,705 and 28,900, respectively. The monthly average number of option contracts traded during the nine months ended September 30, 2016 and 2015 were 19,286 and 29,168, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2016 and 2015 were 0 and 1,701, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2016 and 2015 were 0 and 865, respectively.

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2016 and December 31, 2015, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of
	Amounts	Financial	Financial	Financial	Cash Collateral
September 30, 2016	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$4,896,095	$(4,803,104)	$92,991	$-	$-	$92,991
Options purchased	6,254,044	-	6,254,044	(3,255,741)	-	2,998,303

Total assets	$11,150,139	$(4,803,104)	$6,347,035	$(3,255,741)	$-	$3,091,294

Liabilities
Futures	$(4,803,104)	$4,803,104	$-	$-	$-	$-
Options written	(3,255,741)	-	(3,255,741)	3,255,741	-	-

Total liabilities	$(8,058,845)	$4,803,104	$(3,255,741)	$3,255,741	$-	$-

Net fair value						$3,091,294	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of
	Amounts	Financial	Financial	Financial	Cash Collateral
December 31, 2015	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$3,779,520	$(2,515,470)	$1,264,050	$-	$-	$1,264,050
Options purchased	1,870,654	-	1,870,654	(797,408)	-	1,073,246

Total assets	$5,650,174	$(2,515,470)	$3,134,704	$(797,408)	$-	$2,337,296

Liabilities
Futures	$(2,515,470)	$2,515,470	$-	$-	$-	$-
Options written	(797,408)	-	(797,408)	797,408	-	-

Total liabilities	$(3,312,878)	$2,515,470	$(797,408)	$797,408	$-	$-

Net fair value						$2,337,296	*

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of September 30, 2016 and December 31, 2015, respectively.

	September 30, 2016

Assets
Futures Contracts
Energy	$987,077
Grains	3,560,971
Softs	348,047

Total unrealized appreciation on open futures contracts	4,896,095

Liabilities
Futures Contracts
Energy	(601,151)
Grains	(3,731,746)
Softs	(470,207)

Total unrealized depreciation on open futures contracts	(4,803,104)

Net unrealized appreciation on open futures contracts	$92,991	*

Assets
Options Purchased
Energy	$2,282,643
Grains	1,023,869
Livestock	2,210
Softs	2,945,322

Total options purchased	$6,254,044	**

Liabilities
Options Written
Energy	$(1,995,221)
Grains	(552,038)
Softs	(708,482)

Total options written	$(3,255,741)	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Master’s Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Master’s Statements of Financial Condition.

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2016		2015		2016		2015
Currencies	$7,297		$(26,599)		$(8,509)		$(26,599)
Energy	(3,887,113)		(582,835)		14,132,306		5,292,834
Grains	(3,616,262)		(1,627,097)		305,452		2,287,002
Livestock	(672,913)		(792,988)		(763,312)		1,205,155
Metals	(102,766)		(4,442,351)		(137,931)		(7,140,253)
Softs	967,143		1,269,038		4,242,065		(1,189,890)

Total	$(7,304,614)	*	$(6,202,832)	*	$17,770,071	*	$428,249	*

*	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2016 and December 31, 2015 and for the periods ended September 30, 2016 and 2015, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

September 30, 2016	Total	Level 1	Level 2	Level 3

Assets
U.S. Treasury bills	$87,948,050	$-	$87,948,050	$-
Futures	4,896,095	4,896,095	-	-
Options purchased	6,254,044	6,254,044	-	-

Total assets	$99,098,189	$11,150,139	$87,948,050	$-

Liabilities
Futures	$4,803,104	$4,803,104	$-	$-
Options written	3,255,741	3,255,741	-	-

Total liabilities	$8,058,845	$8,058,845	$-	$-

December 31, 2015	Total	Level 1	Level 2	Level 3

Assets
U.S. Treasury bills	$136,729,500	$-	$136,729,500	$-
Futures	3,779,520	3,779,520	-	-
Options purchased	1,870,654	1,870,654	-	-

Total assets	$142,379,674	$5,650,174	$136,729,500	$-

Liabilities
Futures	$2,515,470	$2,515,470	$-	$-
Options written	797,408	797,408	-	-

Total liabilities	$3,312,878	$3,312,878	$-	$-

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

Managed Futures Premier Aventis II L.P.

Notes to Financial Statements

(Unaudited)

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to market risk equal to the value of the futures, options and forward contracts purchased and unlimited liability on such contracts sold short or written.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank, expense reimbursement and equity in trading account, consisting of cash at MS&Co., cash margin, net unrealized appreciation on open futures contracts, options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2016.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2016, Partnership capital decreased 14.7% from $132,292,532 to $112,846,029. This decrease was attributable to redemptions of 23,474.4030 limited partner Redeemable Units totaling $30,683,346 and redemptions of 406.1910 General Partner Redeemable Units totaling $531,594, which was partially offset by subscriptions of 2,016.1730 limited partner Redeemable Units totaling $2,559,667 and net income of $9,208,770. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on futures trading, interest income, expenses, subscriptions, redemptions and distributions of profits, if any.

For the nine months ended September 30, 2016, the Master’s capital decreased 15.1% from $159,372,646 to $135,384,076. This decrease was attributable to redemptions totaling $45,756,158 and distribution of interest income to feeder funds, including the Partnership, totaling $32,410, which was partially offset by subscriptions totaling $5,884,667 and net income of $15,915,331. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”, of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s third quarter of 2016, the net asset value per Redeemable Unit decreased 6.4% from $1,463.12 to $1,368.89, as compared to a decrease of 4.7% in the third quarter of 2015. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the third quarter of 2016 of $6,194,441. Losses were primarily attributable to the Master’s trading of commodity futures in energy, grains, livestock and metals, and were partially offset by gains in currencies and softs. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the third quarter of 2015 of $5,347,523. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, livestock and metals, and were partially offset by gains in softs.

The most significant losses were incurred within the grains markets during July from long soybean futures positions as growing conditions were better-than-expected and prices moved lower. Additional losses were experienced during August in the grains from long wheat positions as prices decreased as favorable weather conditions in the world’s growing grain regions added to a global supply glut. Losses within the energy sector were incurred from long natural gas positions following a big selloff in the market at the start the July due to robust U.S. gas output and moderate summer temperatures. In Early August, further losses were recorded from long natural gas positions as prices trended lower driven by mild weather conditions in the eastern U.S. Within the livestock markets, losses were experienced during the third quarter from long positions in live cattle futures as prices trended lower due to excess supply and bearish investor sentiment. The Partnership’s losses for the quarter were partially offset by gains achieved during September within the soft commodities market from long positions in sugar futures as prices moved higher due to unfavorable growing conditions threatening crop yields in Brazil and India, the world’s largest sugar cane growers.

During the Partnership’s nine months ended September 30, 2016, the net asset value per Redeemable Unit increased 7.9% from $1,268.38 to $1,368.89, as compared to a decrease of 4.9% during the nine months ended September 30, 2015. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses during the nine months ended September 30, 2016 of $15,191,531. Gains were primarily attributable to the Master’s trading of commodity futures in energy, grains and softs, and were partially offset by losses in currencies, livestock and metals. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses during the nine months ended September 30, 2015 of $774,343. Gains were primarily attributable to the Master’s trading of commodity futures in energy, grains and livestock, and were partially offset by losses in currencies, metals and softs.

The most significant gains were achieved within the energy complex during March and April from long futures positions in crude oil and oil distillates as prices increased due to the unwinding of short positions, U.S. dollar weakness, and a decline in the rate of U.S. stock builds. Additional gains in this complex were experienced during June from long positions in natural gas as prices increased after warmer-than-expected weather in the U.S. spurred speculation of a tightening market. During September, gains were achieved in the energies from long crude oil positions as prices increased after reports surfaced and were confirmed that the Organization of the Petroleum Exporting Countries (“OPEC”) would curtail oil production. Within the soft commodities markets, gains were recorded during February, March, and April from long positions in sugar futures as prices advanced after industry reports indicated that the global sugar market could be headed to its first shortage in five years. Additional gains were recorded from long positions in sugar during September. Further gains in the sector were experienced during March from long coffee futures positions as prices were boosted by a combination of a stronger Brazilian real potentially reducing exports and concerns regarding dry weather in Colombian and Brazilian coffee growing regions. Additional gains in the soft commodities were achieved in early May from long coffee positions as prices rallied and again in June due to a stronger Brazilian currency and speculation that heavy rains may affect the Brazilian harvest. Gains within the grain sector were experienced during January and March from long corn and wheat positions as prices rose after strong U.S. export sales reports and adverse weather conditions in Brazil. Additional gains were recorded within the grain sector during June from long soybean futures positions as prices rose after a U.S. Department of Agriculture report reduced its crop estimates. A portion of the Partnership’s gains for the first nine months of the year was offset by losses incurred within the livestock markets during January, March, April, and June through September from long positions in live cattle as prices decreased amid ample supplies and cheaper alternative products.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Interest income allocated from the Master for the three and nine months ended September 30, 2016 increased by $61,198 and $154,356, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and the Master’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master or the commodity broker has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2016 decreased by $287,583 and $1,071,196 respectively, as compared to the corresponding periods in 2015. This decrease is due to lower average net assets during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2016 decreased by $179,378 and $668,396, respectively, as compared to the corresponding periods in 2015. This decrease is due to lower average net assets during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015.

General Partner fees (formerly, administrative fees) are paid to the General Partner for administering the business and affairs of the Partnership including, among other things (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2016 decreased by $143,503 and $534,715, respectively, as compared to the corresponding periods in 2015. This decrease is due to lower average net assets during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees paid for the three and nine months ended September 30, 2016 and 2015, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2016 and December 31, 2015, and the highest, lowest and average value during the three months ended September 30, 2016 and during the twelve months ended December 31, 2015. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

As of September 30, 2016, the Master’s total capitalization was $135,384,076 and the Partnership owned approximately 85.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2016 was as follows:

	September 30, 2016		Three Months Ended September 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Energy	$886,318	0.65%	$2,367,747	$165,805	$793,251
Grains	2,557,536	1.89	3,398,503	534,805	1,907,249
Softs	169,320	0.13	1,069,920	87,071	484,252

Total	$3,613,174	2.67%

*	Average of month-end Values at Risk.

As of December 31, 2015, the Master’s total capitalization was $159,372,646 and the Partnership owned approximately 86.4% of the Master. The Partnership invested substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2015 was as follows:

	December 31, 2015		Twelve Months Ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Energy	$604,203	0.38%	$6,373,658	$85,608	$3,088,794
Grains	719,382	0.45	6,945,244	101,193	2,873,016
Livestock	142,560	0.09	2,777,359	10,005	361,832
Softs	371,327	0.23	2,986,688	336,168	1,723,568

Total	$1,837,472	1.15%

*	Annual average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2015 Audited Financial Statement.

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

Regulatory and Governmental Matters

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage-backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer, which was granted on September 30, 2016. On October 21, 2016, the California Attorney General filed an amended complaint.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intended to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 under the Exchange Act in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. dollars in cleared swap segregated accounts in the United States to meet all U.S. dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $43 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $43 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $52 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $252 million, and the certificates had incurred actual losses of approximately $85 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $252 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage-backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice.

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

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and alleged that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleged that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and sought, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and sought, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $1.073 billion. The amended complaint raised claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and included a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserted claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and sought, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

Item lA. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2016, there were subscriptions for 25.4450 Redeemable Units totaling $34,667. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests, including futures, option and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased *	(b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	547.3940	$1,390.52	N/A	N/A
August 1, 2016 - August 31, 2016	1,082.6820	$1,362.46	N/A	N/A
September 1, 2016 - September 30, 2016	1,337.6030	$1,368.89	N/A	N/A
	2,967.6790	$1,370.53

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

(h)

Certificate of Amendment of the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(h) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

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

Date: November 10, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 10, 2016