Form 10-K
period 2016-12-31
Ceres Tactical Commodity L.P.
filed 2017-03-28
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 000-52602

CERES TACTICAL COMMODITY L.P.

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

Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated file☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).

Yes  ☐    No  ☑

Limited Partnership Redeemable Units with an aggregate value of $123,595,031 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2017, 79,216.7827 Limited Partnership Redeemable Units of Class A were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Ceres Tactical Commodity L.P. (formerly known as Managed Futures Premier Aventis II L.P., and prior to January 30, 2013, Bristol Energy Fund L.P.) (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of commodity interests on U.S. and international futures, options on futures and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner (as defined below). Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have significant exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The commodity interests that are traded by the Partnership, through its investment in MB Master Fund L.P. (“MB Master”), are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in MB Master) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. During the initial offering period, the Partnership sold 11,925 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2016, 2015 and 2014 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, the General Partner became a wholly owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly owned subsidiary of Morgan Stanley Smith Barney Holdings LLC. (“MSSB Holdings”). Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. All trading decisions for the Partnership are made by the Advisor (defined below).

During the years ended December 31, 2016, 2015 and 2014, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

Effective February 28, 2017, the Partnership changed its name from Managed Futures Premier Aventis II L.P. to Ceres Tactical Commodity L.P.

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

On February 1, 2013, the Partnership allocated substantially all of its capital to MB Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in MB Master with cash equal to $262,944,186. MB Master permits accounts managed by Aventis Asset Management, LLC (“Aventis”) using its Aventis Diversified Commodity Strategy, a proprietary, discretionary trading system, to invest together in one trading vehicle. References to the “Master” herein refer to SandRidge Master and/or MB Master, as applicable. References to the “Advisor” herein refer to SandRidge and/or Aventis, as applicable. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same as they would be if the Partnership trading directly and redemption rights are not affected.

The financial statements of the Master, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

For the period January 1, 2016 through December 31, 2016, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2016 and 2015, the Partnership owned approximately 88.1% and 86.4%, respectively, of MB Master. The performance of the Partnership is directly affected by the performance of MB Master.

The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the years ended December 31, 2016, 2015 and 2014, the Master engaged in such trading through a commodity brokerage account maintained with MS&Co. During prior periods included in this report, the Master also engaged in such trading through a commodity brokerage account maintained with CGM.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership, in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The fifth amended and restated limited partnership agreement of the Partnership, as amended from time to time (the “Limited Partnership Agreement”), provides that the Partnership will be liquidated upon the first of the following to occur: December 31, 2055; the net asset value per Redeemable Unit decreases to less than $400 as of a close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate Net Assets decline to less than $1,000,000.

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. Prior to October 1, 2014, the Partnership paid the General Partner a monthly fee (“General Partner fee”) in return for its services to the Partnership equal to 1/24 of 1% (0.5% per year) of month-end Net Assets of the Partnership. Effective October 1, 2014, the General Partner fee was increased to 1/12 of 1% (1.00% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating General Partner fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee/profit share allocation accrual, the General Partner fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

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

In addition, Sandridge was a special limited partner of the Partnership and received a quarterly profit share allocation to its capital account in the Partnership in the form of Redeemable Units of the Partnership, the value of which was equal to 20% of the New Trading Profits, as defined in the Limited Partnership Agreement, earned on behalf of the Partnership during each calendar quarter and which were issued as Special Limited Partner Redeemable Units. The SandRidge Management Agreement was terminated effective January 15, 2013.

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

Under the MS&Co. Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Master. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Master. MS&Co. clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Master’s accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by CFTC regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the monthly ongoing selling agent fee was paid at a rate equal to 3.75% per year of month-end Net Assets for Class A Redeemable Units. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to a rate equal to 2.50% per year of month-end Net Assets for Class A Redeemable Units. Effective October 1, 2014, the monthly ongoing selling agent fee was reduced to a rate equal to 2.00% per year of month-end Net Assets for Class A Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, incentive fee accrued, the General Partner fee and other expenses and redemptions or distributions as of the end of such month.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2016 was $103,433,044.

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

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership, through its investment in the Master. Market prices can be influenced by, among other things, changing supply and demand relationships, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, weather and climate conditions, insects and plant disease, purchases and sales by foreign countries and changing interest rates.

An investor may lose all of its investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Partnership.

The Partnership will pay substantial fees and expenses regardless of profitability.

Regardless of its trading performance, the Partnership will incur fees and expenses, including trading and transaction fees, ongoing selling agent fees, General Partner fees and management fees.

An investor’s ability to redeem Redeemable Units is limited.

An investor’s ability to redeem Redeemable Units is limited and no market exists for the Redeemable Units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and the Partnership’s/Master’s commodity broker are affiliates;

2.	The Advisor, the Partnership’s/Master’s commodity broker, the General Partner and their respective principals and affiliates may trade in commodity interests for their own accounts;

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account; and

4.	The General Partner, on behalf of the Partnership, may purchase money market mutual fund shares from mutual funds affiliated and/or unaffiliated with the General Partner.

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

The CFTC and U.S. exchanges have established “speculative position limits” on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most commodity exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisor believes that established speculative position and trading limits will not materially adversely affect trading for the Master. The trading instructions of the Advisor, however, may have to be modified, and positions held by the Master may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could have an indirect adverse effect on the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions for the Master.

In December 2016, the CFTC re-proposed new rules regarding speculative position limits, replacing a prior proposal from November 2013. These rules, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisor’s trading for the Master.

The General Partner, the Partnership and its Service Providers and their Respective Operations Are Potentially Vulnerable to Cyber-Security Attacks or Incidents.

Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s and the Master’s ability to gather, process and communicate information efficiently and securely, without interruption.

Any cyber event could adversely affect the Partnership’s business, financial condition or results of operations and cause the Partnership to incur financial loss and expense, as well as face exposure to regulatory penalties or legal claims, reputational damage and additional costs associated with corrective measures. A cyber-security breach could also jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s or a service provider’s computer systems. A cyber event may cause the Partnership or its service providers to lose proprietary information, suffer data corruption, lose operational capacity (such as, for example, the loss of the ability to process transactions, calculate the Partnership’s net asset value, or allow investors to transact business) and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber events also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems that support the Partnership or its service providers.

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the General Partner nor the Partnership can control the cyber systems and cyber-security systems of the Advisor or other third-party service providers.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013 and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2016 Audited Financial Statement.

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

On December 20, 2016, MS&Co. consented to and became the subject of an order by the SEC in connection with allegations that MS&Co. willfully violated Sections 15(c)(3) and 17(a)(1) of the Exchange Act and Rules 15c3-3(e), 17a-5(a), and 17a-5(d) thereunder, by inaccurately calculating its Reserve Account requirement under Rule 15c3-3 by including margin loans to an affiliate in its calculations, which resulted in making inaccurate records and submitting inaccurate reports to the SEC. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. consented to a cease and desist order, a censure, and a civil monetary penalty of $7,500,000.

Civil Litigation

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $247 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $247 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On September 30, 2016, the court granted MS&Co.’s demurrer, with leave to replead. On October 21, 2016, the California Attorney General filed an amended complaint. On January 25, 2017, the court denied MS&Co.’s demurrer with respect to the amended complaint.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2017, was 1,311 for Class A Redeemable Units and 1 for Class Z Redeemable Units.

(c)	Dividends. The Partnership did not declare any distributions in 2016 or 2015. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensatory Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities – Use of Proceeds from Registered Securities.

For the year ended December 31, 2016, there were subscriptions of 2,045.3940 Class A Redeemable Units totaling $2,599,667. For the year ended December 31, 2015, there were subscriptions of 8,138.7880 Class A Redeemable Units totaling $11,394,455. For the year ended December 31, 2014, there were subscriptions of 10,331.2640 Class A Redeemable Units totaling $14,734,486.

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

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	2,221.8290	$1,317.79	N/A	N/A
November 1, 2016 - November, 2016	1,476.5310	$1,296.89	N/A	N/A
December 1, 2016 - December 31, 2016	1,329.6900	$1,335.70	N/A	N/A
	5,028.0500	$1,316.39

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

Item 6. Selected Financial Data.

Total trading results, total investment income, total expenses, net income (loss) and increase (decrease) in net asset value per Class A Redeemable Unit for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 and net asset value per Class A Redeemable Unit and total assets as of December 31, 2016, 2015, 2014, 2013 and 2012 were as follows:

	2016	2015	2014	2013	2012
Total trading results	$13,999,398	$(4,099,362)	$6,564,366	$11,955,236	$40,915,179
Total investment income	233,243	3,602	34,622	78,603	146,336
Total expenses	(7,857,986)	(11,487,773)	(15,284,432)	(19,989,866)	(20,181,645)

Net income (loss)	$6,374,655	$(15,583,533)	$(8,685,444)	$(7,956,027)	$20,879,870

Increase (decrease) in net asset value per Class A Redeemable Unit	$67.32	$(129.88)	$(49.75)	$(43.18)	$100.25

Net asset value per Class A Redeemable Unit	$1,335.70	$1,268.38	$1,398.26	$1,448.01	$1,491.19

Total assets	$105,816,771	$137,909,370	$209,461,299	$266,296,505	$287,857,776

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, through its investment in the Master, seeks to achieve capital appreciation through speculative trading either directly or indirectly in U.S. and international futures contracts, options on futures contracts and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner. Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have significant exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results.

The General Partner manages all business of the Partnership/Master. The General Partner delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The General Partner engages a team of approximately 30 professionals, whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisor for the Partnership, the General Partner considered, among other factors, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor and allocate assets to additional advisors at any time.

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

Aventis Asset Management, LLC

Effective February 1, 2013, Aventis serves as the Partnership’s sole trading advisor. Aventis trades the Partnership’s assets in accordance with its Aventis Diversified Commodity Strategy. The Aventis Diversified Commodity Strategy is a proprietary trading program developed and refined by Aventis, which is the synthesis of disparate fundamental views and technical indicators overlaid with strict risk management policies on a position, sector and portfolio basis. Aventis has traded its Aventis Diversified Commodity Strategy for client accounts since September 2006. The Aventis Diversified Commodity Strategy has the following characteristics:

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

Please note that the percentage of assets allocated to the three discretionary sub-programs (spreads, directional and short term trading) will be made pursuant to Aventis’s sole discretion and not in order to maintain any constant percentage allocation among the different sub-programs. As a result, the amount of assets allocated to each sub-program—both on a dollar amount and percentage basis will vary greatly over the life of the Partnership.

Trading decisions may require the exercise of judgment by Aventis. Therefore, successful trading may depend on Aventis’ trading ability, knowledge and judgment. Aventis will exercise its judgment and discretion in interpreting the data generated by its trading program, and will make all decisions regarding trading, including selecting the markets which will be followed and actively traded. In addition, Aventis will determine the method by which orders are placed, the types of orders that are to be placed, the overall leverage for the portfolio, and, when applicable, the time at which orders are placed with, and executed by, a broker.

The trading program to be followed by Aventis does not assure successful trading. Investment decisions made in accordance with the Aventis Diversified Commodity Strategy will be based on an assessment of available market information. However, because of the large quantity of information at hand, the number of available facts that may be overlooked and the variables that may shift, any investment decision must, in the final analysis, be based on the judgment of Aventis.

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

The Aventis Diversified Commodity Strategy is a proprietary and confidential program, and the foregoing description is, of necessity, general and is not intended to be exhaustive. Consequently, an investor will not be able to determine the full details of the program, or whether the program is being followed. There can be no assurance that any trading strategy of Aventis will produce profitable results or will not result in losses. As a managed futures partnership, the Partnership’s/Master’s performance is dependent upon the successful trading of the Advisor to achieve the Partnership’s/Master’s objectives. It is the business of the General Partner to monitor the Advisor’s performance to assure compliance with the Partnership’s/Master’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s/Master’s objectives. Based on 2016 results, the General Partner believes that both Aventis and the Aventis Diversified Commodity Strategy meet the Partnership’s/Master’s objectives.

(a)	Liquidity.

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank, expense reimbursement and equity in trading account, consisting of cash at MS&Co., cash margin, net unrealized appreciation on open futures contracts, options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2016.

To minimize the risk relating to low margin deposits, the Partnership and the Master follow certain trading policies, including:

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

(v)	The Master does not utilize borrowings other than short-term borrowings if the Partnership takes delivery of any cash commodities.

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

From January 1, 2016 through December 31, 2016, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 2.5%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

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

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership/Master is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short or written.

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

The General Partner monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and believes, accordingly, that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swap and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data.” for further information on financial instrument risk included in the notes to the financial statements.)

Other than the risks inherent in U.S. Treasury bills, money market mutual fund securities, commodity futures, forwards, options and swaps trading, the General Partner knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Master’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership shall cease trading operations and liquidate all open positions under certain circumstances, including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day.

(b)	Capital resources.

(i)	The Partnership has made no material commitments for capital expenditures.

(ii)

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or losses allocated from the Master on trading and by expenses, interest income allocated from the Master, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, ongoing selling agent fees, advisory fees and General Partner fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income earned by the Partnership is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or Master’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master or MS&Co. has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings and/or redemptions from the Master. For the year ended December 31, 2016, 28,502.4530 Class A Redeemable Units were redeemed totaling $37,302,216 and 406.1910 General Partner Class A Redeemable Units were redeemed totaling $531,594. For the year ended December 31, 2015, 48,591.4680 Class A Redeemable Units were redeemed totaling $65,921,944 and 426.7770 General Partner Class A Redeemable Units were redeemed totaling $596,636. For the year ended December 31, 2014, 44,156.1010 Class A Redeemable Units were redeemed totaling $62,246,893 and 450.0690 General Partner Class A Redeemable Units were totaling $650,092.

For the year ended December 31, 2016, there were subscriptions of 2,045.3940 Class A Redeemable Units totaling $2,599,667. For the year ended December 31, 2015, there were subscriptions of 8,138.7880 Class A Redeemable Units totaling $11,394,455 and 89.2760 General Partner Class A Redeemable Units totaling $124,831. For the year ended December 31, 2014, there were subscriptions of 10,331.2640 Class A Redeemable Units totaling $14,734,486.

(c)	Results of Operations.

For the year ended December 31, 2016, the net asset value per Class A Redeemable Unit increased 5.3% from $1,268.38 to $1,335.70. For the year ended December 31, 2015, the net asset value per Class A Redeemable Unit decreased 9.3% from $1,398.26 to $1,268.38. For the year ended December 31, 2014, the net asset value per Class A Redeemable Unit decreased 3.4% from $1,448.01 to $1,398.26.

The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses of $13,999,398 for the year ended December 31, 2016. Gains were primarily attributable to the Master’s trading of currencies, energy, grains, metals and softs, and were partially offset by losses in livestock. The net trading gain or loss for the Partnership is discussed under “Item 8. Financial Statements and Supplementary Data.”

The most significant gains were achieved within the energy complex during March and April from long futures positions in crude oil and oil distillates as prices increased due to the unwinding of short positions, U.S. dollar weakness, and a decline in the rate of U.S. stock builds. Additional gains in this complex were experienced during June from long positions in natural gas as prices increased after warmer-than-expected weather in the U.S. spurred speculation of a tightening market. During September, gains were achieved in the energies from long crude oil positions as prices increased after reports surfaced and were confirmed that the Organization of the Petroleum Exporting Countries (“OPEC”) would curtail oil production. During the last month of the year, the Partnership experienced gains in the energies from long positions in both natural gas and crude oil as prices rose after the supply and demand outlook improved in their respective markets. Within the soft commodities markets, gains were recorded during February, March, April, and September from long positions in sugar futures as prices advanced after industry reports indicated that the global sugar market could be headed to its first shortage in five years. Further gains in the sector were experienced during March from long coffee futures positions as prices were boosted by a combination of a stronger Brazilian real potentially reducing exports and concerns regarding dry weather in Colombian and Brazilian coffee growing regions. Additional gains in the soft commodities were achieved in early May from long coffee positions as prices rallied and again in June due to a stronger Brazilian currency and speculation that heavy rains may affect Brazilian harvest. Gains within the grain sector were experienced during January and March from long corn and wheat positions as prices rose after strong U.S. export sales reports and adverse weather conditions in Brazil. Additional gains were recorded within the grain sector during June from long soybean futures positions as prices rose after a U.S. Department of Agriculture report reduced its crop estimates. Further gains were recorded during December from short positions in soybean futures as prices declined. Trading gains within the metals complex were experienced during March, May, and November from long and short gold positions as prices fluctuated with a risk-on and risk-off trading environment. A portion of the Partnership’s gains for the year was offset by losses incurred within the livestock markets during January, March, April, and June through September from long positions in live cattle as prices decreased amid ample supplies and cheaper alternative products.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2016, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Interest income allocated from the Master for the three and twelve months ended December 31, 2016 increased by $75,285 and $229,641, respectively, as compared to the corresponding periods in 2015. The increase in interest income is due to higher U.S. Treasury bill rates along with additional interest income earned on U.S. Treasury bills during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master or MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2016 decreased by $220,959 and $1,292,155, respectively, as compared to the corresponding periods in 2015. This decrease is due to lower average net assets during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2016 decreased by $137,795 and $806,191, respectively, as compared to the corresponding periods in 2015. This decrease is due to lower average net assets during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015.

General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2016 decreased by $110,237 and $644,952, respectively, compared to the corresponding periods in 2015. This decrease is due to lower average net assets during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015.

Incentive fees are based on the new trading profits generated by Aventis at the end of the quarter, as defined in the Aventis Management Agreement. There were no incentive fees paid for the three and twelve months ended December 31, 2016 and 2015. Aventis will not earn an incentive fee until Aventis recovers the net loss incurred prior to the date of the Aventis Management Agreement and earns new trading profits for the Partnership.

The Partnership pays professional fees, which generally include professional fees made up of legal and accounting expenses, as well as certain offering costs and filing, administrative, reporting and data processing fees. Professional fees for the years ended December 31, 2016 and 2015 were $422,490 and $421,428, respectively.

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

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considered, among other factors, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor and allocate assets to additional advisors at any time.

(d)	Off-balance sheet Arrangements. None.
(e)	Contractual Obligations. None.
(f)	Operational Risk.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership and the Master are subject to increased risks with respect to their trading activities in emerging market instruments, where clearance, settlement, and custodial risks are often greater than in more established markets.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

The Partnership’s most significant accounting policy is the valuation of its investment in the Master. The fair value of the investment in the Master is determined based on the Partnership’s (1) net contribution and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Master.

Additionally, the Master’s investments in futures, option and forward contracts and U.S. Treasury bills, as applicable, are carried at fair value. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Introduction

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

Materiality as used in this section is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Master’s market sensitive instruments.

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

The Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with MB Master’s open positions by market category as of December 31, 2016 and 2015, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of MB Master have been included in calculating the figures set forth below.

As of December 31, 2016, MB Master’s total capitalization was $119,845,540 and the Partnership owned approximately 88.1% of MB Master. The Partnership invests substantially all of its assets in MB Master. MB Master’s Value at Risk as of December 31, 2016 was as follows:

		December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Energy	$1,198,869	1.00%	$6,847,316	$31,218	$1,716,968
Grains	701,140	0.59	3,398,503	29,700	1,312,854
Softs	66,475	0.06	1,069,920	56,470	366,104

Total	$1,966,484	1.65%

*	Annual average of month-end Values at Risk.

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

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership’s market-sensitive instruments, in relation to the Partnership’s net assets.

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

The following were the primary trading risk exposures of the Master as of December 31, 2016, by market sector.

Energy. The Master’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Grains. The Master’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat accounted for the majority of the Master’s grain exposure as of December 31, 2016.

Softs. The Master’s trading risk exposure in soft commodities is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Coffee accounted for the majority of the Master’s soft commodities exposure as of December 31, 2016.

Livestock. The Master’s primary risk exposure in livestock is to fluctuations in cattle and hog prices.

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

Item 8. Financial Statements and Supplementary Data.

CERES TACTICAL COMMODITY L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2016, 2015 and 2014; Statements of Financial Condition at December 31, 2016 and 2015; Statements of Income and Expenses for the years ended December 31, 2016, 2015 and 2014; Statements of Changes in Partners’ Capital for the years ended December 31, 2016, 2015 and 2014; and Notes to Financial Statements.

To the Limited Partners of

Ceres Tactical Commodity L.P.

(formerly, Managed Futures Premier Aventis II L.P.)

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
Ceres Tactical Commodity L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY 10036
(855) 672-4468

Management’s Report on Internal Control over

Financial Reporting

The management of Ceres Tactical Commodity L.P (formerly, Managed Futures Premier Aventis II L.P.) (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Ceres Tactical Commodity L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2016 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Tactical Commodity L.P.	Ceres Tactical Commodity L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Ceres Tactical Commodity L.P.:

We have audited the accompanying statements of financial condition of Ceres Tactical Commodity L.P. (formerly, Managed Futures Premier Aventis II L.P.) (the “Partnership”) as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ceres Tactical Commodity L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Ceres Tactical Commodity L.P.

(formerly, Managed Futures Premier Aventis II L.P.)

Statements of Financial Condition

December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
Assets:
Investment in the Master, at fair value (Note 1)	$105,585,464	$137,625,666
Cash at MS&Co. (Note 3c)	231,090	283,704
Cash at bank (Note 1)	217	-

Total assets	$105,816,771	$137,909,370

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3d)	$176,361	$229,849
Management fees (Note 3b)	109,799	143,148
General Partner fees (Note 3a)	87,839	114,519
Professional fees	233,661	257,197
Redemptions payable to Limited Partners (Note 6)	1,776,067	4,872,125

Total liabilities	2,383,727	5,616,838

Partners’ Capital (Notes 1 and 6):
General Partner, 904.7535 and 1,310.9445 Redeemable Units outstanding at December 31, 2016 and 2015, respectively	1,208,476	1,662,770
Limited Partners, 76,532.7527 and 102,989.8117 Redeemable Units outstanding at December 31, 2016 and 2015, respectively	102,224,568	130,629,762

Total partners’ capital (net asset value)	103,433,044	132,292,532

Total liabilities and partners’ capital	$105,816,771	$137,909,370

Net asset value per Redeemable Unit	$1,335.70	$1,268.38

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

(formerly, Managed Futures Premier Aventis II L.P.)

Statements of Income and Expenses

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Investment Income:
Interest income allocated from the Master (Note 3c)	$233,243	$3,602	$34,622

Expenses:
Expenses allocated from the Master	2,366,798	3,254,349	4,139,981
Ongoing selling agent fees (Note 3d)	2,389,918	3,682,073	6,292,054
Management fees (Note 3b)	1,488,211	2,294,402	2,985,158
General Partner fees (Note 3a)	1,190,569	1,835,521	1,420,466
Professional fees	422,490	421,428	446,773

Total expenses	7,857,986	11,487,773	15,284,432

Net investment loss	(7,624,743)	(11,484,171)	(15,249,810)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	14,272,175	(2,595,140)	6,751,678
Net change in unrealized gains (losses) on open contracts allocated from the Master	(272,777)	(1,504,222)	(187,312)

Total trading results	13,999,398	(4,099,362)	6,564,366

Net income (loss)	$6,374,655	$(15,583,533)	$(8,685,444)

Net income (loss) per Redeemable Unit (Note 7)*	$67.32	$(129.88)	$(49.75)

Weighted average Redeemable Units outstanding	89,440.9985	133,134.7727	162,465.6940

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

(formerly, Managed Futures Premier Aventis II L.P.)

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2016, 2015 and 2014

	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2013	$256,684,632	$3,038,670	$259,723,302
Net income (loss)	(8,601,827)	(83,617)	(8,685,444)
Subcriptions of 10,331.2640 Redeemable Units	14,734,486	-	14,734,486
Redemptions of 44,156.1010 Redeemable Units and 450.0690
General Partner Redeemable Units	(62,246,893)	(650,092)	(62,896,985)

Partners’ Capital, December 31, 2014	200,570,398	2,304,961	202,875,359
Net income (loss)	(15,413,147)	(170,386)	(15,583,533)
Subcriptions of 8,138.7880 Redeemable Units and 89.2760
General Partner Redeemable Units	11,394,455	124,831	11,519,286
Redemptions of 48,591.4680 Redeemable Units and 426.7770
General Partner Redeemable Units	(65,921,944)	(596,636)	(66,518,580)

Partners’ Capital, December 31, 2015	130,629,762	1,662,770	132,292,532
Net income (loss)	6,297,355	77,300	6,374,655
Subcriptions of 2,045.3940 Redeemable Units	2,599,667	-	2,599,667
Redemptions of 28,502.4530 Redeemable Units and 406.1910
General Partner Redeemable Units	(37,302,216)	(531,594)	(37,833,810)

Partners’ Capital, December 31, 2016	$102,224,568	$1,208,476	$103,433,044

Net asset value per Redeemable Unit:

2014:	$1,398.26

2015:	$1,268.38

2016 :	$1,335.70

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

(formerly, Managed Futures Premier Aventis II L.P.)

Notes to Financial Statements

1.	Organization:

Ceres Tactical Commodity L.P. (formerly, Managed Futures Premier Aventis II L.P.) (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of commodity interests on U.S. and international futures, options on futures and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner (as defined below). Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have significant exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The sectors traded include energy, grains, livestock, metals and softs. The commodity interests that are traded by the Partnership, through its investment in MB Master Fund L.P. (the “Master”), are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Master) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. During the initial offering period, the Partnership sold 11,925 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. At December 31, 2016, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings was ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. All trading decisions for the Partnership are made by Aventis Asset Management, LLC (“Aventis” or the “Advisor”).

During the periods covered by this report, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

Ceres Tactical Commodity L.P.

(formerly, Managed Futures Premier Aventis II L.P.)

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

At December 31, 2016 and 2015, the Partnership owned approximately 88.1% and 86.4%, respectively, of the Master. The performance of the Partnership is directly affected by the performance of the Master. Expenses to investors as a result of the investment in the Master are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

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

Ceres Tactical Commodity L.P.

(formerly, Managed Futures Premier Aventis II L.P.)

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

b.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership, in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

c.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

d.

Partnership’s Investment. The Partnership carries its investment in the Master based on the Partnership’s (1) net contribution to the Master and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Master.

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

e.

Fair Value of Financial Instruments The carrying value of the assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825,“Financial Instruments,”approximates the fair value due to the short term nature of such balances.

f.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

h.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 7, “Financial Highlights.”

Ceres Tactical Commodity L.P.

(formerly, Managed Futures Premier Aventis II L.P.)

Notes to Financial Statements

i.

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

Ceres Tactical Commodity L.P.

(formerly, Managed Futures Premier Aventis II L.P.)

Notes to Financial Statements

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. Prior to October 1, 2014, the Partnership paid the General Partner a monthly General Partner fee in return for its services to the Partnership equal to 1/24 of 1% (0.5% per year) of month-end Net Assets of the Partnership. Effective October 1, 2014, the General Partner fee was increased to 1/12 of 1% (1.00% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating General Partner fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, entered into a management agreement (the “Management Agreement”) with Aventis, a registered commodity trading advisor. Aventis is not affiliated with the General Partner or MS&Co. and is not responsible for the organization or operation of the Partnership. Prior to March 1, 2014, the Partnership paid Aventis a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets allocated to Aventis. Effective March 1, 2014, Aventis reduced the management fee rate to 1/12 of 1.25% (1.25% per year) of month-end Net Assets allocated to Aventis. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee, the General Partner fee and any redemptions or distributions as of the end of such month.

Aventis also receives an incentive fee, the value of which will be equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned on behalf of the Partnership during each calendar quarter. The Management Agreement can be terminated upon notice by either party.

In allocating substantially all the assets of the Partnership to the Advisor, the General Partner considers, among other things, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) through its investment in the Master. Clearing fees are allocated to the Partnership based on its proportionate share of the Master. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Master’s accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2016, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Partnership Customer Agreement may generally be terminated upon notice by either party.

Ceres Tactical Commodity L.P.

(formerly, Managed Futures Premier Aventis II L.P.)

Notes to Financial Statements

d.	Selling Agreement:

The Partnership has entered into a selling agent agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the monthly ongoing selling agent fee was paid at a rate equal to 3.75% per year of month-end Net Assets. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to a rate equal to 2.50% per year of month-end Net Assets. Effective October 1, 2014, the monthly ongoing selling agent fee was reduced to a rate equal to 2.00% per year of month-end Net Assets. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, incentive fee accrued, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

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

The Master has entered into a futures brokerage account agreement with MS&Co. (the “Master Customer Agreement” and, together with the Partnership Customer Agreement, the “Customer Agreements”).

The Customer Agreements give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures, option and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

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

Subscriptions are accepted monthly from investors who become limited partners on the first day of the month after their subscription is processed. Distributions are made on a pro-rata basis at the sole discretion of the General Partner. No distributions have been made to date. The General Partner does not intend to make any distributions of the Partnership’s profits. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value per Redeemable Unit as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

Ceres Tactical Commodity L.P.

(formerly, Managed Futures Premier Aventis II L.P.)

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Per Redeemable Unit Performance
(for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$152.57	$(43.60)	$43.55
Net investment loss	(85.25)	(86.28)	(93.30)

Increase (decrease) for the year	67.32	(129.88)	(49.75)
Net asset value per Redeemable Unit, beginning of year	1,268.38	1,398.26	1,448.01

Net asset value per Redeemable Unit, end of year	$1,335.7	$1,268.38	$1,398.26

	2016	2015	2014
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(6.5)%	(6.4)%	(6.7)%

Operating expenses	6.7%	6.4%	6.7%
Incentive fees	-%	-%	-%

Total expenses	6.7%	6.4%	6.7%

Total return:
Total return before incentive fees	5.3%	(9.3)%	(3.4)%
Incentive fees	-%	-%	-%

Total return after incentive fees	5.3%	(9.3)%	(3.4)%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the year. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Interest income allocated from the Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partner’s capital of the Partnership and includes the income and expenses allocated from the Master.

Ceres Tactical Commodity L.P.

(formerly, Managed Futures Premier Aventis II L.P.)

Notes to Financial Statements

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

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

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

Ceres Tactical Commodity L.P.

(formerly, Managed Futures Premier Aventis II L.P.)

Notes to Financial Statements

9.	Subsequent Events:

As of November 11, 2016, the Partnership began offering two classes of limited partnership interests, Class A Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to October 31, 2016 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Wealth Management and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units and Class Z Redeemable Units are identical, except that Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee. As of December 31, 2016, there were no Redeemable Units outstanding in Class Z. Class Z Redeemable Units were first issued on January 1, 2017.

As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of MSSB Holdings. MSD Holdings is ultimately owned by Morgan Stanley.

Effective February 28, 2017, the Partnership changed its name from Managed Futures Premier Aventis II L.P. to Ceres Tactical Commodity L.P.

The General Partner has evaluated the subsequent events through the date the financial statements are issued and has determined that there were no additional subsequent events requiring adjustment to or disclosure in the financial statements.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2016 and 2015 is summarized below:

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Total trading results	$(1,192,133)	$(6,194,441)	$18,415,586	$2,970,386
Total investment income (loss)	69,927	63,429	46,531	53,356
Total expenses	(1,711,909)	(1,909,112)	(2,123,458)	(2,113,507)

Net income (loss)	$(2,834,115)	$(8,040,124)	$16,338,659	$910,235

Increase (decrease) in net asset value per Class A Redeemable Unit	$(33.19)	$(94.23)	$183.41	$11.33

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$(4,873,705)	$(5,347,523)	$(236,913)	$6,358,779
Total investment income (loss)	(5,358)	2,231	2,955	3,774
Total expenses	(2,454,468)	(2,983,375)	(2,996,481)	(3,053,449)

Net income (loss)	$(7,333,531)	$(8,328,667)	$(3,230,439)	$3,309,104

Increase (decrease) in net asset value per Class A Redeemable Unit	$(61.44)	$(65.84)	$(24.06)	$21.46

To the Limited Partners of

MB Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
MB Master Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY 10036
855-672-4468

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of MB Master Fund L.P.:

We have audited the accompanying statements of financial condition of MB Master Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of MB Master Fund L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

MB Master Fund L.P.

Statements of Financial Condition

December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $24,980,354and $136,740,453 at December 31, 2016 and 2015, respectively)	$24,989,906	$136,729,500
Cash at MS&Co. (Note 3c)	96,314,966	18,724,253
Cash margin (Note 3c)	3,225,180	1,595,848
Net unrealized appreciation on open futures contracts	540,016	1,264,050
Options purchased, at fair value (cost $4,100,580 and $1,962,640at December 31, 2016 and 2015, respectively)	4,278,469	1,870,654

Total equity in trading account	129,348,537	160,184,305
Cash at bank (Note 1)	217	-
Expense reimbursement (Note 3c)	11,682	13,048

Total assets	$129,360,436	$160,197,353

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $1,111,935 and $965,751 at December 31, 2016 and 2015, respectively)	$736,137	$797,408
Accrued expenses:
Professional fees	31,494	27,299
Redemptions payable	8,747,265	-

Total liabilities	9,514,896	824,707

Partners’ Capital:
General Partner	-	-
Limited Partners	119,845,540	159,372,646

Total partners’ capital (net asset value)	119,845,540	159,372,646

Total liabilities and partners’capital	$129,360,436	$160,197,353

See accompanying notes to financial statements.

MB Master Fund L.P.

Condensed Schedule of Investments

December 31, 2016

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	1,050	$913,118	0.77%
Grains	2,584	(603,782)	(0.50)
Livestock	64	(9,035)	(0.01)
Softs	1,027	101,453	0.08

Total futures contracts purchased		401,754	0.34

Futures Contracts Sold
Energy	754	(1,034,957)	(0.87)
Grains	2,022	1,104,320	0.92
Softs	483	68,899	0.06

Total futures contracts sold		138,262	0.11

Net unrealized appreciation on open futures contracts		$540,016	0.45%

Options Purchased
Calls
Energy	1,938	$472,920	0.39%
Grains	1,565	679,313	0.57
Livestock	824	879,120	0.73
Softs	1,888	1,688,119	1.41
Puts
Grains	468	228,150	0.19
Livestock	475	115,880	0.10
Softs	210	214,967	0.18

Total options purchased (cost $4,100,580)		$4,278,469	3.57%

Options Written
Calls
Grains	197	$(41,863)	(0.03)%
Softs	1,274	(314,686)	(0.26)
Puts
Grains	468	(359,775)	(0.30)
Softs	164	(19,813)	(0.02)

Total options written (premiums received $1,111,935)		$(736,137)	(0.61)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$ 25,000,000	2/2/2017	U.S. Treasury bills, 0.41%* (Amortized cost of $24,980,354)	$24,989,906	20.85%

*	Liquid non-cash held as collateral.

See accompanying notes to financial statements.

MB Master Fund L.P.

Condensed Schedule of Investments

December 31, 2015

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	546	$367,730	0.23%
Grains	2,266	(1,136,894)	(0.71)
Livestock	72	60,157	0.04
Softs	912	342,061	0.21

Total futures contracts purchased		(366,946)	(0.23)

Futures Contracts Sold
Energy	505	(433,060)	(0.27)
Grains	2,317	2,490,319	1.57
Softs	908	(426,263)	(0.27)

Total futures contracts sold		1,630,996	1.03

Net unrealized appreciation on open futures contracts		$1,264,050	0.80%

Options Purchased
Calls
Grains	1,293	$295,444	0.19%
Softs	2,784	1,551,522	0.97
Puts
Softs	235	23,688	0.01

Total options purchased (cost $1,962,640)		$1,870,654	1.17%

Options Written
Calls
Grains	644	$(16,100)	(0.01)%
Softs	3,460	(676,499)	(0.42)
Puts
Softs	402	(104,809)	(0.07)

Total options written (premiums received $965,751)		$(797,408)	(0.50)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
		U.S. Treasury bills, 0.015% *
$119,750,000	3/3/2016	(Amortized cost of $119,742,965)	$119,730,615	75.12%
		U.S. Treasury bills, 0.190% *
$17,000,000	1/21/2016	(Amortized cost of $16,997,488)	16,998,885	10.67

Total U.S. Government Securities			$136,729,500	85.79%

* Liquid non-cash held as collateral.

See accompanying notes to financial statements.

MB Master Fund L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Investment Income:
Interest income	$277,605	$5,090	$41,225

Expenses:
Clearing fees (Note 3c)	2,721,005	3,610,487	4,650,390
Professional fees	73,742	80,927	101,191

Total expenses	2,794,747	3,691,414	4,751,581
Expense reimbursements (Note 3c)	(203,079)	(141,378)	(55,053)

Net expenses	2,591,668	3,550,036	4,696,528

Net investment loss	(2,314,063)	(3,544,946)	(4,655,303)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	16,573,503	(3,595,305)	7,730,241
Net change in unrealized gains (losses) on open contracts	(240,661)	(1,527,908)	(420,888)

Total trading results	16,332,842	(5,123,213)	7,309,353

Net income (loss)	$14,018,779	$(8,668,159)	$2,654,050

See accompanying notes to financial statements.

MB Master Fund L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2016, 2015 and 2014

Partners’ Capital
Partners’ Capital, December 31, 2013	$311,830,637
Net income (loss)	2,654,050
Subscriptions	18,248,310
Redemptions	(104,542,901)
Distribution of interest income to feeder funds	(41,225)

Partners’ Capital, December 31, 2014	228,148,871
Net income (loss)	(8,668,159)
Subscriptions	24,894,677
Redemptions	(84,987,618)
Distribution of interest income to feeder funds	(15,125)

Partners’ Capital, December 31, 2015	159,372,646
Net income (loss)	14,018,779
Subscriptions	9,852,158
Redemptions	(63,341,883)
Distribution of interest income to feeder funds	(56,160)

Partners’ Capital, December 31, 2016	$119,845,540

See accompanying notes to financial statements.

MB Master Fund L.P.

Notes to Financial Statements

1.	Organization:

MB Master Fund L.P. (the “Master”) is a limited partnership organized under the partnership laws of the State of Delaware on April 21, 2011, to engage in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, livestock, metals and softs. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Master’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. At December 31, 2016, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings was ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. All trading decisions for the Master are made by the Advisor (as defined below).

On May 1, 2011 (commencement of trading operations), Commodity Advisors Fund L.P. (“Commodity Advisors”) allocated a portion of its capital to the Master. Commodity Advisors purchased an interest in the Master with cash equal to $12,756,614. On December 1, 2011, Institutional Futures Portfolio L.P. (“Institutional”) and Morgan Stanley Spectrum Strategic L.P. (“Spectrum Strategic”) each allocated a portion of their capital to the Master. Institutional purchased an interest in the Master with cash equal to $15,739,996 and Spectrum Strategic purchased an interest in the Master with cash equal to $8,952,411. On July 1, 2012, Managed Futures Premier Aventis L.P. (“Premier Aventis”) allocated substantially all of its capital to the Master. Premier Aventis purchased an interest in the Master with cash equal to $4,757,145. On February 1, 2013, Managed Futures Premier Aventis II L.P. (“Premier Aventis II”) allocated substantially all of its capital to the Master. Premier Aventis II purchased an interest in the Master with cash equal to $262,944,186. On June 1, 2013, Morgan Stanley Managed Futures Custom Solutions Fund LP - Series A (“Custom Solutions”) allocated a portion of its capital to the Master. Custom Solutions purchased an interest in the Master with cash equal to $1,300,000. On December 31, 2014, Premier Aventis redeemed its entire investment in the Master for cash equal to $10,689,151. On December 31, 2016, Commodity Advisors redeemed its entire investment in the Master for cash equal to $8,747,265. The Master permits commodity pools managed now and in the future by Aventis Asset Management, LLC (the “Advisor”) using the Aventis Diversified Commodity Strategy, a proprietary, discretionary trading system, to invest together in one trading vehicle.

During the periods covered by this report, the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Master also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A.

The Master operates under a structure where its investors consist of Institutional, Spectrum Strategic, Premier Aventis II and Custom Solutions (each a “Feeder”, and collectively, the “Funds”). References herein to a “Feeder” or the “Funds” may also include as relevant, reference to Commodity Advisors. Institutional, Spectrum Strategic, Premier Aventis II and Custom Solutions each owned approximately 2.3%, 7.5%, 88.1% and 2.1% of the Master at December 31, 2016, respectively. Commodity Advisors, Institutional, Spectrum Strategic, Premier Aventis II and Custom Solutions each owned approximately 5.4%, 1.3%, 5.6%, 86.4% and 1.3% of the Master at December 31, 2015, respectively.

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

c.

Master’s Investments. All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Statements of Income and Expenses.

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of $(215,708) (proceeds of $220,034) and $89,402 (cost of $91,119) at December 31, 2016 and 2015, respectively.

d.

Income and Expense Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro-rata among the Funds at the time of such determination.

e.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Master’s financial statements. The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or MS&Co. and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement with MS&Co. (the “Customer Agreement”). Under the Customer Agreement, the Master pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions. Further, all trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Master and allocated to the Funds. All other fees are borne by the Funds. All of the Master’s assets available for trading in commodity interests are deposited in the Master’s brokerage account at MS&Co. The Master’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2016 and 2015, the amount of cash held by the Master for margin requirements was $3,225,180 and $1,595,848, respectively. The Customer Agreement may generally be terminated upon notice by either party.

MB Master Fund L.P.

Notes to Financial Statements

Prior to April 1, 2014, Spectrum Strategic paid to MS&Co. a monthly brokerage fee at a flat rate of 1/12 of 6% per month (a 6% annual rate) of the net assets of Spectrum Strategic allocated to the Advisor as of the first day of each month. Effective April 1, 2014, the flat rate brokerage fee was reduced to 1/12 of 4% per month (a 4% annual rate) of Spectrum Strategic’s net assets. Effective October 1, 2014, the flat rate brokerage fee was separated into (i) a general partner administrative fee payable to the General Partner equal to an annual rate of 2.0% of Spectrum Strategic’s net assets, and (ii) an ongoing placement agent fee payable to Morgan Stanley Wealth Management equal to an annual rate of 2.0% of Spectrum Strategic’s net assets. The October 1, 2014 fee changes, in the aggregate, did not exceed the flat rate brokerage fee and, accordingly, there was no change to the aggregate fees incurred by Spectrum Strategic. The General Partner administrative fees include, and the flat rate brokerage fee included, clearing fees that are charged to the Master, and therefore, the Master receives monthly expense reimbursements on clearing fees incurred during such month, as shown in the Statements of Income and Expenses as expense reimbursements, based on the beginning of the month Partners’ capital allocation percentage for Spectrum Strategic’s investment in the Master. Prior to October 1, 2014, the expense reimbursement was paid by MS&Co. Effective October 1, 2014, the expense reimbursement is paid by the General Partner.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement gives the Master the legal right to net unrealized gains and losses on open futures, option and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2016 and 2015 were 8,927 and 10,087, respectively. The monthly average number of option contracts traded during the years ended December 31, 2016 and 2015 were 17,075 and 24,999, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2016 and 2015 were 0 and 774, respectively.

MB Master Fund L.P.

Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of December 31, 2016 and 2015, respectively:

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of
	Amounts	Financial	Financial	Financial	Cash Collateral
December 31, 2016	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$3,722,941	$(3,182,925)	$540,016	$-	$-	$540,016
Options purchased	4,278,469	-	4,278,469	(736,137)	-	3,542,332

Total assets	$8,001,410	$(3,182,925)	$4,818,485	$(736,137)	$-	$4,082,348

Liabilities
Futures	$(3,182,925)	$3,182,925	$-	$-	$-	$-
Options written	(736,137)	-	(736,137)	736,137	-	-

Total liabilities	$(3,919,062)	$3,182,925	$(736,137)	$736,137	$-	$-

Net fair value						$4,082,348	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of
	Amounts	Financial	Financial	Financial	Cash Collateral
December 31, 2015	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$3,779,520	$(2,515,470)	$1,264,050	$-	$-	$1,264,050
Options purchased	1,870,654	-	1,870,654	(797,408)	-	1,073,246

Total assets	$5,650,174	$(2,515,470)	$3,134,704	$(797,408)	$-	$2,337,296

Liabilities
Futures	$(2,515,470)	$2,515,470	$-	$-	$-	$-
Options written	(797,408)	-	(797,408)	797,408	-	-

Total liabilities	$(3,312,878)	$2,515,470	$(797,408)	$797,408	$-	$-

Net fair value						$2,337,296	*

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

MB Master Fund L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of December 31, 2016 and 2015, respectively.

	December 31, 2016
Assets
Futures Contracts
Energy	$1,097,955
Grains	1,630,894
Softs	994,092

Total unrealized appreciation on open futures contracts	3,722,941

Liabilities
Futures Contracts
Energy	(1,219,794)
Grains	(1,130,356)
Livestock	(9,035)
Softs	(823,740)

Total unrealized depreciation on open futures contracts	(3,182,925)

Net unrealized appreciation on open futures contracts	$540,016	*

Assets
Options Purchased
Energy	$472,920
Grains	907,463
Livestock	995,000
Softs	1,903,086

Total options purchased	$4,278,469	**

Liabilities
Options Written
Grains	$(401,638)
Softs	(334,499)

Total options written	$(736,137)	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

MB Master Fund L.P.

Notes to Financial Statements

	December 31, 2015
Assets
Futures Contracts
Energy	$397,980
Grains	2,554,401
Livestock	64,005
Softs	763,134

Total unrealized appreciation on open futures contracts	3,779,520

Liabilities
Futures Contracts
Energy	(463,310)
Grains	(1,200,976)
Livestock	(3,848)
Softs	(847,336)

Total unrealized depreciation on open futures contracts	(2,515,470)

Net unrealized appreciation on open futures contracts	$1,264,050	*

Assets
Options Purchased
Grains	$295,444
Softs	1,575,210

Total options purchased	$1,870,654	**

Liabilities
Options Written
Grains	$(16,100)
Softs	(781,308)

Total options written	$(797,408)	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

MB Master Fund L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2016, 2015 and 2014.

Sector	2016		2015		2014
Currencies	$7,546		$(34,668)		$-
Energy	13,788,446		(1,963,043)		(2,776,408)
Grains	66,845		2,060,501		24,568,447
Livestock	(580,885)		1,370,997		(3,279,875)
Metals	24,529		(7,374,189)		(70,689)
Softs	3,026,361		817,189		(11,132,122)

Total	$16,332,842	*	$(5,123,213)	*	$7,309,353	*

*	This amount is in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2016 and 2015, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. For the years ended December 31, 2016 and 2015, there were no transfers of assets or liabilities between Level 1 and Level 2.

MB Master Fund L.P.

Notes to Financial Statements

December 31, 2016	Total	Level 1	Level 2	Level 3

Assets
U.S. Treasury bills	$24,989,906	$-	$24,989,906	$-
Futures	3,722,941	3,722,941	-	-
Options purchased	4,278,469	4,278,469	-	-

Total assets	$32,991,316	$8,001,410	$24,989,906	$-

Liabilities
Futures	$3,182,925	$3,182,925	$-	$-
Options written	736,137	736,137	-	-

Total liabilities	$3,919,062	$3,919,062	$-	$-

December 31, 2015	Total	Level 1	Level 2	Level 3

Assets
U.S. Treasury bills	$136,729,500	$-	$136,729,500	$-
Futures	3,779,520	3,779,520	-	-
Options purchased	1,870,654	1,870,654	-	-

Total assets	$142,379,674	$5,650,174	$136,729,500	$-

Liabilities
Futures	$2,515,470	$2,515,470	$-	$-
Options written	797,408	797,408	-	-

Total liabilities	$3,312,878	$3,312,878	$-	$-

MB Master Fund L.P.

Notes to Financial Statements

6.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors who become limited partners on the first day of the month after subscriptions are processed. Distributions are made on a pro-rata basis at the sole discretion of the General Partner. No distributions have been made to date. The General Partner does not intend to make any distributions of the Master’s profits, except for distribution of interest income to feeder funds, as applicable. Generally, a limited partner withdraws all or part of its capital contribution and undistributed profits, if any, from the Master as of the end of any month (the “Redemption Date”) after a request for redemption has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Master. However, a limited partner may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Ratios to Average Limited Partners’ Capital:
Net investment loss*	(1.6)%	(1.7)%	(1.7)%

Operating expenses before expense reimbursements	2.0%	1.8%	1.8%
Expense reimbursements	(0.1)%	(0.1)%	(0.0)%	**

Operating expenses after expense reimbursements	1.9%	1.7%	1.8%

Total return	10.4%	(4.8)%	1.2%

*	Interest income less total expenses, net of expense reimbursements.
**	Due to rounding.

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

Options. The Master may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and net change in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

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

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investment held. Such fluctuations are included in total trading results in the Statements of Income and Expenses.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

MB Master Fund L.P.

Notes to Financial Statements

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate is the sole counterparty or broker with respect to the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Master’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

9.	Subsequent Events:

As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of MSSB Holdings. MSD Holdings is ultimately owned by Morgan Stanley.

Effective February 27, 2017, Custom Solutions changed its name from Morgan Stanley Managed Futures Custom Solutions Fund LP - Series A to Managed Futures Custom Solutions Fund LP - Series A.

Effective February 28, 2017, Premier Aventis II changed its name from Managed Futures Premier Aventis II L.P. to Ceres Tactical Commodity L.P.

The General Partner has evaluated the subsequent events through the date the financial statements are issued and has determined that there were no additional subsequent events requiring adjustment to or disclosure in the financial statements.

Selected unaudited quarterly financial data for MB Master for the years ended December 31, 2016 and 2015 is summarized below:

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Total trading results	$(1,437,229)	$(7,304,614)	$21,601,411	$3,473,274
Total investment income (loss)	85,251	75,048	54,838	62,468
Net expenses	(544,574)	(613,987)	(744,634)	(688,473)

Net income (loss)	$(1,896,552)	$(7,843,553)	$20,911,615	$2,847,269

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$(5,551,462)	$(6,202,832)	$(332,117)	6,963,198
Total investment income (loss)	(5,348)	2,752	3,403	4,283
Net expenses	(835,987)	(1,079,519)	(880,882)	(753,648)

Net income (loss)	$(6,392,797)	$(7,279,599)	$(1,209,596)	$6,213,833

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 1, 2016, the Board of Directors of the General Partner dismissed Deloitte & Touche LLP (“Deloitte”) as the registered public accounting firm for the Partnership, effective as of the close of business on the day the Partnership’s audited financial statements for the 2016 fiscal year end, including this Form 10-K, are filed.

The audit reports of Deloitte on the Partnership’s financial statements as of and for the two most recent fiscal years (ending December 31, 2016 and December 31, 2015) did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Partnership’s three most recent fiscal years (ending December 31, 2016, December 31, 2015 and December 31, 2014), there were no disagreements between the Partnership and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make a reference to the subject matter thereof in its report on the financial statements of the Partnership for such periods. During the Partnership’s three most recent fiscal years (ending December 31, 2016, December 31, 2015 and December 31, 2014), there were no “reportable events” (as defined in Regulation S-K Item 304(a)(1)(v)).

On December 1, 2016, the Board of Directors of the General Partner, on behalf of the Partnership, approved the engagement of Ernst & Young LLP (“EY”) as the independent registered public accounting firm for the Partnership. During the Partnership’s fiscal years ending December 31, 2015 and December 31, 2014 and the interim period prior to engaging EY, neither the Partnership, the General Partner, nor anyone on their behalf consulted EY, on behalf of the Partnership, regarding the application of accounting principles to a specified transaction (either completed or proposed), the type of audit opinion that might be rendered on the Partnership’s financial statements, or any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K and the instructions thereto, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The report included in “Item 8. Financial Statements and Supplementary Data.” includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended

December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

As of November 11, 2016, the Partnership began offering two classes of limited partnership interests, Class A Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to October 31, 2016 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Wealth Management and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units and Class Z Redeemable Units are identical, except that Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee. Class Z Redeemable Units were first issued on January 1, 2017.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Maureen O’Toole (Director), M. Paul Martin (Director), Feta Zabeli (Director) and Matthew R. Graver (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Patrick T. Egan, Steven Ross, Maureen O’Toole and Feta Zabeli serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 48, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 45, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Maureen O’Toole, age 59, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management, a financial services firm, since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

M. Paul Martin, age 58, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 57, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 49, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by the General Partner, which is responsible for the administration of the business affairs of the Partnership. The Partnership pays the General Partner a General Partner fee equal to an annual rate of 1.00% (paid monthly) of the Partnership’s net assets.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security ownership of certain beneficial owners. As of February 28, 2017, the Partnership knows of two persons who beneficially own more than 5% of the Redeemable Units outstanding.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percent of Class
Class A Redeemable Units	Dennis Bearden 10510 West Sam Houston Parkway South Houston, TX 77099-2848	5,413.858	6.8%
Class A Redeemable Units	Riggs Revocable Trust 4852 St. Andres Ave La Verne, CA 91750	4,041.564	5.1%

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2016:

(1) Title of Class	(2)Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class A Redeemable Units	General Partner	904.7535	1.2%

(c)	Changes in control. None.

Item 13. Certain Relationships and Related Transactions and Director Independence.

(a)	Transactions with related persons. None.

(b)	Review, approval or ratification of transactions with related persons. Not applicable.

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte for the years ended December 31, 2016 and 2015, for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2016      $  108,900

2015      $  122,000

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay Deloitte any amounts in 2016 and 2015 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements:

Statements of Financial Condition at December 31, 2016 and 2015.

Statements of Income and Expenses for the years ended December 31, 2016, 2015 and 2014.

Statements of Changes in Partners’ Capital for the years ended December 31, 2016, 2015 and 2014.

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

(i)

Certificate of Amendment to the Certificate of Limited Partnership dated February 28, 2017 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on March 6, 2017 and incorporated herein by reference).

3.2	Fifth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on November 17, 2016 and incorporated herein by reference).

10.1(a)

Amended and Restated Commodity Futures Customer Agreement between the Partnership and MS&Co., effective September 4, 2013 (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)

U.S. Treasury Securities Purchase Authorization Agreement between the Partnership and MS&Co., effective June 1, 2015(filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

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

(c) Letter from the General Partner to Aventis Asset Management, LLC extending the Management Agreement through June 30, 2017 (filed herewith).

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

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1	Section1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101.INS	XBRLInstance Document.

101.SCH	XBRLTaxonomy Extension Schema Document.

101.CAL	XBRLTaxonomy Extension Calculation Linkbase Document.

101.LAB	XBRLTaxonomy Extension Label Linkbase Document.

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document.

101.DEF	XBRLTaxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERES TACTICAL COMMODITY L.P. (formerly, MANAGED FUTURES PREMIER AVENTIS II L.P.)

By: Ceres Managed Futures LLC

(General	Partner)

By:	/s/ Patrick T. Egan
Patrick T. Eagan
President & Director

Date: March 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Maureen O’Toole
Patrick T. Egan	Feta Zabeli	Maureen O’Toole
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2017	Date: March 28, 2017	Date: March 28, 2017

/s/ Steven Ross	/s/ M. Paul Martin	/s/ Matthew R. Graver
Steven Ross	M. Paul Martin	Matthew R. Graver
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2017	Date: March 28, 2017
Date: March 28, 2017

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to Limited Partners.

No proxy material has been sent to limited partners.