Form 10-Q
period 2017-03-31
Ceres Tactical Commodity L.P.
filed 2017-05-11
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer Non-accelerated filer X
Smaller reporting company	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No X

As of April 30, 2017, 74,734.3257 Limited Partnership Redeemable Units of Class A were outstanding and 0.0000 Limited Partnership Redeemable Units of Class Z were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Commodity L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2017	December 31, 2016

Assets:

Investment in the Master (1), at fair value	$105,071,944	$105,585,464
Cash at MS&Co.	254,050	231,090
Cash at bank	1,022	217

Total assets	$105,327,016	$105,816,771

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$173,395	$176,361
Management fees	109,271	109,799
General Partner fees	87,417	87,839
Professional fees	253,291	233,661
Redemptions payable to Limited Partners	3,021,830	1,776,067

Total liabilities	3,645,204	2,383,727

Partners’ Capital:
General Partner, Class A, 0.0000 and 904.7535 Redeemable Units outstanding at March 31, 2017 and December 31, 2016, respectively	-	1,208,476
General Partner, Class Z, 1,307.5870 and 0.0000 Redeemable Units outstanding at March 31, 2017 and December 31, 2016, respectively	1,284,471	-
Limited Partners, Class A, 76,902.1267 and 76,532.7527 Redeemable Units outstanding at March 31, 2017 and December 31, 2016, respectively	100,397,341	102,224,568

Total partners’ capital (net asset value)	101,681,812	103,433,044

Total liabilities and partners’ capital	$105,327,016	$105,816,771

Net asset value per Redeemable Unit:

Class A	$1,305.52	$1,335.70

Class Z	$982.32	$-

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income:
Interest income allocated from the Master	$132,983	$53,356

Expenses:
Expenses allocated from the Master	325,146	636,524
Ongoing selling agent fees	534,099	644,650
Management fees	336,570	401,543
General Partner fees	269,256	321,235
Professional fees	96,909	109,555

Total expenses	1,561,980	2,113,507

Net investment loss	(1,428,997)	(2,060,151)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(790,896)	4,176,312
Net change in unrealized gains (losses) on open contracts allocated from the Master	(241,643)	(1,205,926)

Total trading results	(1,032,539)	2,970,386

Net income (loss)	(2,461,536)	910,235

Net income (loss) allocation by Class:
Class A	$(2,438,420)	$910,235

Class Z	$(23,116)	$-

Net asset value per Redeemable Unit:
Class A (76,902.1267 and 94,855.4102 Redeemable Units outstanding at March 31, 2017 and 2016, respectively)	$1,305.52	$1,279.71

Class Z (1,307.5870 and 0.0000 Redeemable Units outstanding at March 31, 2017 and 2016, respectively)	$982.32	$-

Net income (loss) per Redeemable Unit:*
Class A	$(30.18)	$11.33

Class Z	$(17.68)	$-

Weighted average Redeemable Units outstanding:
Class A	80,809.4747	101,985.7279

Class Z	1,307.5870	-

* Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Changes in Partners’ Capital

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2016	$103,433,044	77,437.5062	$-	-	$103,433,044	77,437.5062
Subscriptions - Limited Partners	8,104,804	6,067.8330	-	-	8,104,804	6,067.8330
Subscriptions - General Partner	-	-	1,307,587	1,307.5870	1,307,587	1,307.5870
Net income (loss)	(2,438,420)	-	(23,116)	-	(2,461,536)	-
Redemptions - Limited Partners	(7,493,611)	(5,698.4590)	-	-	(7,493,611)	(5,698.4590)
Redemptions - General Partner	(1,208,476)	(904.7535)	-	-	(1,208,476)	(904.7535)

Partners’ Capital, March 31, 2017	$100,397,341	76,902.1267	$1,284,471	1,307.5870	$101,681,812	78,209.7137

Partners’ Capital, December 31, 2015	$132,292,532	104,300.7562	$-	-	$132,292,532	104,300.7562
Subscriptions - Limited Partners	2,525,000	1,990.7280	-	-	2,525,000	1,990.7280
Net income (loss)	910,235	-	-	-	910,235	-
Redemptions - Limited Partners	(13,985,235)	(11,150.5800)	-	-	(13,985,235)	(11,150.5800)
Redemptions - General Partner	(355,000)	(285.4940)	-	-	(355,000)	(285.4940)

Partners’ Capital, March 31, 2016	$121,387,532	94,855.4102	$-	-	$121,387,532	94,855.4102

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

1.    Organization:

Ceres Tactical Commodity L.P (formerly, Managed Futures Premier Aventis II L.P.) (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of commodity interests on U.S. and international futures, options on futures and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner (as defined below). Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The commodity interests that are traded by the Partnership, through its investment in MB Master Fund L.P. (the “Master”), are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Master) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. During the initial offering period, the Partnership sold 11,925 redeemable units of limited partnership interest in the Partnership (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

During the reporting periods ended March 31, 2017 and 2016, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

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

The General Partner is not aware of any material changes to the Aventis Diversified Commodity Strategy during the fiscal quarter ended March 31, 2017.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

As of November 11, 2016, the Partnership began offering two classes of limited partnership interests, Class A Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to October 31, 2016 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units and Class Z Redeemable Units are identical, except that Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee. Class Z Redeemable Units were first issued on January 1, 2017.

At March 31, 2017, the Partnership owned approximately 88.1% of the Master. At December 31, 2016, the Partnership owned approximately 88.1% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

The Partnership and the Master have entered into futures brokerage account agreements with MS&Co. The Partnership, through its investment in the Master, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

The Partnership has also entered into a selling agreement (as amended, the “Selling Agreement”) with Morgan Stanley Wealth Management. Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee equal to 2.00% per year of the Partnership’s adjusted month-end net assets of Class A. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered or exempted financial advisors of Morgan Stanley Wealth Management who have sold Class A Redeemable Units in the Partnership. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

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

2.    Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2017, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2017 and 2016. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership, in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statement of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of $(219,624) (proceeds of $220,150) and $(215,708) (proceeds of $220,034) as of March 31, 2017 and December 31, 2016, respectively.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

Net Income (loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2017 and December 31, 2016 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2017 and 2016 are presented below.

MB Master Fund L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2017	December 31, 2016
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $24,980,354 at March 31, 2017 and December 31, 2016, respectively)	$-	$24,989,906
Cash at MS&Co.	110,325,347	96,314,966
Cash margin	6,496,544	3,225,180
Net unrealized appreciation on open futures contracts	1,425,094	540,016
Net unrealized appreciation on open forward contracts	8,410	-
Options purchased, at fair value (cost $2,898,634 and $4,100,580 at March 31, 2017 and December 31, 2016, respectively)	1,978,877	4,278,469

Total equity in trading account	120,234,272	129,348,537
Cash at bank	1,022	217
Expense reimbursement	9,800	11,682

Total assets	$120,245,094	$129,360,436

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $1,323,024 and $1,111,935 at March 31, 2017 and December 31, 2016, respectively)	$980,629	$736,137
Accrued expenses:
Professional fees	47,245	31,494
Redemptions payable	-	8,747,265

Total liabilities	1,027,874	9,514,896

Partners’ Capital:
General Partner	-	-
Limited Partners	119,217,220	119,845,540

Total partners’ capital (net asset value)	119,217,220	119,845,540

Total liabilities and partners’ capital	$120,245,094	$129,360,436

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

MB Master Fund L.P.

Condensed Schedule of Investments

March 31, 2017

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	2,292	$2,385,078	2.00%
Grains	1,178	(439,945)	(0.37)
Livestock	219	195,691	0.16
Metals	9	(3,262)	(0.00) *
Softs	342	(621,027)	(0.52)

Total futures contracts purchased		1,516,535	1.27

Futures Contracts Sold
Energy	1,213	(1,321,490)	(1.11)
Grains	713	551,323	0.46
Livestock	210	211	0.00 *
Softs	573	678,515	0.58

Total futures contracts sold		(91,441)	(0.07)

Net unrealized appreciation on open futures contracts		$1,425,094	1.20%

Unrealized Appreciation on Open Forward Contracts
Metals	69	$226,136	0.19%

Total unrealized appreciation on open forward contracts		226,136	0.19

Unrealized Depreciation on Open Forward Contracts
Metals	155	(217,726)	(0.18)

Total unrealized depreciation on open forward contracts		(217,726)	(0.18)

Net unrealized appreciation on open forward contracts		$8,410	0.01%

Options Purchased
Calls
Energy	1,274	$732,245	0.61%
Grains	1,618	449,531	0.38
Livestock	255	200,700	0.17
Softs	1,117	450,781	0.38
Puts
Livestock	150	63,810	0.05
Softs	50	81,810	0.07

Total options purchased (cost $2,898,634)		$1,978,877	1.66%

Options Written
Calls
Grains	408	$(50,663)	(0.04)%
Livestock	39	(17,640)	(0.01)
Softs	1,135	(70,192)	(0.06)
Puts
Energy	190	(588,786)	(0.49)
Grains	38	(53,912)	(0.05)
Livestock	18	(12,150)	(0.01)
Softs	313	(187,286)	(0.16)

Total options written (premiums received $1,323,024)		$(980,629)	(0.82)%

* Due to rounding.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

MB Master Fund L.P.

Condensed Schedule of Investments

December 31, 2016

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	1,050	$913,118	0.77%
Grains	2,584	(603,782)	(0.50)
Livestock	64	(9,035)	(0.01)
Softs	1,027	101,453	0.08

Total futures contracts purchased		401,754	0.34

Futures Contracts Sold
Energy	754	(1,034,957)	(0.87)
Grains	2,022	1,104,320	0.92
Softs	483	68,899	0.06

Total futures contracts sold		138,262	0.11

Net unrealized appreciation on open futures contracts		$540,016	0.45%

Options Purchased
Calls
Energy	1,938	$472,920	0.39%
Grains	1,565	679,313	0.57
Livestock	824	879,120	0.73
Softs	1,888	1,688,119	1.41
Puts
Grains	468	228,150	0.19
Livestock	475	115,880	0.10
Softs	210	214,967	0.18

Total options purchased (cost $4,100,580)		$4,278,469	3.57%

Options Written
Calls
Grains	197	$(41,863)	(0.03)%
Softs	1,274	(314,686)	(0.26)
Puts
Grains	468	(359,775)	(0.30)
Softs	164	(19,813)	(0.02)

Total options written (premiums received $1,111,935)		$(736,137)	(0.61)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$25,000,000	2/2/2017	U.S. Treasury bills, 0.41%* (Amortized cost of $24,980,354)	$24,989,906	20.85%

*Liquid non-cash held as collateral.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

MB Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income:
Interest income	$148,399	$62,468

Expenses:
Clearing fees	350,825	721,490
Professional fees	15,945	20,523

Total expenses	366,770	742,013
Expense reimbursements	(25,456)	(53,540)

Net expenses	341,314	688,473

Net investment loss	(192,915)	(626,005)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(894,323)	4,869,008
Net change in unrealized gains (losses) on open contracts	(241,361)	(1,395,734)

Total trading results	(1,135,684)	3,473,274

Net income (loss)	(1,328,599)	2,847,269
Subscriptions—Limited Partners	9,703,900	5,025,000
Redemptions—Limited Partners	(8,865,316)	(21,314,819)
Distribution of interest income to feeder funds	(138,305)	(7,744)

Net increase (decrease) in Partners’ Capital	(628,320)	(13,450,294)
Partners’ Capital, beginning of period	119,845,540	159,372,646

Partners’ Capital, end of period	$119,217,220	$145,922,352

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

3.    Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2017 and 2016 were as follows:

Class A	Three Months Ended March 31,
	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(12.63)	$31.57
Net investment loss	(17.55)	(20.24)

Increase (decrease) for the period	(30.18)	11.33
Net asset value per Redeemable Unit, beginning of period	1,335.70	1,268.38

Net asset value per Redeemable Unit, end of period	$1,305.52	$1,279.71

	Three Months Ended March 31,
	2017	2016
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.6)%	(6.6)%

Operating expenses	6.1%	6.8%
Incentive fees	-%	-%

Total expenses	6.1%	6.8%

Total return:
Total return before incentive fees	(2.3)%	0.9%
Incentive fees	-%	-%

Total return after incentive fees	(2.3)%	0.9%

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Ratios to Average Limited Partners’ Capital:*

Net investment loss**	(0.6)%	(1.7)%

Operating expenses before expense reimbursements	1.2%	2.0%

Expense reimbursements	(0.1)%	(0.2)%

Operating expenses after expense reimbursements	1.1%	1.8%

Total return	(1.1)%	1.9%

*	Annualized.
**	Interest income less total expenses, net of expense reimbursements.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital.

4. Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master-feeder” structure. The Partnership’s pro-rata share of the results of the Master’s trading activities is shown in the Partnership’s Statements of Income and Expenses.

The futures brokerage account agreements with MS&Co. give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures, forward and option contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Master and the Partnership’s percentage ownership of the Master. All clearing fees paid to MS&Co. are borne by the Master and allocated to the Master’s limited partners, including the Partnership.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended March 31, 2017 and 2016 were 5,355 and 6,729, respectively. The monthly average number of option contracts traded by the Master during the three months ended March 31, 2017 and 2016 were 7,382 and 19,834, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended March 31, 2017 and 2016 were 125 and 0, respectively.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of March 31, 2017 and December 31, 2016, respectively.

March 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received /Pledged*	Net Amount
Assets
Futures	$4,090,719	$(2,665,625)	$1,425,094	$-	$-	$1,425,094
Forwards	226,136	(217,726)	8,410	-	-	8,410
Options purchased	1,978,877	-	1,978,877	(980,629)	-	998,248

Total assets	$6,295,732	$(2,883,351)	$3,412,381	$(980,629)	$-	$2,431,752

Liabilities
Futures	$(2,665,625)	$2,665,625	$-	$-	$-	$-
Forwards	(217,726)	217,726	-	-	-	-
Options written	(980,629)	-	(980,629)	980,629	-	-

Total liabilities	$(3,863,980)	$2,883,351	$(980,629)	$980,629	$-	$-

Net fair value						$2,431,752	*

December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received /Pledged*	Net Amount
Assets
Futures	$3,722,941	$(3,182,925)	$540,016	$-	$-	$540,016
Options purchased	4,278,469	-	4,278,469	(736,137)	-	3,542,332

Total assets	$8,001,410	$(3,182,925)	$4,818,485	$(736,137)	$-	$4,082,348

Liabilities
Futures	$(3,182,925)	$3,182,925	$-	$-	$-	$-
Options written	(736,137)	-	(736,137)	736,137	-	-

Total liabilities	$(3,919,062)	$3,182,925	$(736,137)	$736,137	$-	$-

Net fair value						$4,082,348	*

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures, forward and option contracts, as applicable, as separate assets and liabilities as of March 31, 2017 and December 31, 2016, respectively.

	March 31, 2017
Assets
Futures Contracts
Energy	$2,513,088
Grains	609,791
Livestock	234,965
Softs	732,875

Total unrealized appreciation on open futures contracts	4,090,719

Liabilities
Futures Contracts
Energy	(1,449,500)
Grains	(498,413)
Livestock	(39,063)
Metals	(3,262)
Softs	(675,387)

Total unrealized depreciation on open futures contracts	(2,665,625)

Net unrealized appreciation on open futures contracts	$1,425,094	*

Assets
Forward Contracts
Metals	$226,136

Total unrealized appreciation on open forward contracts	226,136

Liabilities
Forward Contracts
Metals	$(217,726)

Total unrealized depreciation on open forward contracts	(217,726)

Net unrealized appreciation on open forward contracts	$8,410	**

Assets
Options Purchased
Energy	$732,245
Grains	449,531
Livestock	264,510
Softs	532,591

Total options purchased	$1,978,877	***

Liabilities
Options Written
Energy	$(588,786)
Grains	(104,575)
Livestock	(29,790)
Softs	(257,478)

Total options written	$(980,629)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Master’s Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Master’s Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Master’s Statements of Financial Condition.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
Sector	2017		2016
Currencies	$(3,799)		$3,696
Energy	(1,141,415)		1,828,010
Grains	331,415		521,703
Livestock	(35,688)		(33,461)
Metals	239,638		212,820
Softs	(525,835)		940,506

Total	$(1,135,684)	*	$3,473,274	*

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

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2017 and December 31, 2016 and for the periods ended March 31, 2017 and 2016, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2017	Total	Level 1	Level 2	Level 3

Assets
Futures	$4,090,719	$4,090,719	$-	$-
Forwards	226,136	226,136	-	-
Options purchased	1,978,877	1,978,877	-	-

Total assets	$6,295,732	$6,295,732	$-	$-

Liabilities
Futures	$2,665,625	$2,665,625	$-	$-
Forwards	217,726	217,726	-	-
Options written	980,629	980,629	-	-

Total liabilities	$3,863,980	$3,863,980	$-	$-

December 31, 2016	Total	Level 1	Level 2	Level 3

Assets
U.S. Treasury bills	$24,989,906	$-	$24,989,906	$-
Futures	3,722,941	3,722,941	-	-
Options purchased	4,278,469	4,278,469	-	-

Total assets	$32,991,316	$8,001,410	$24,989,906	$-

Liabilities
Futures	$3,182,925	$3,182,925	$-	$-
Options written	736,137	736,137	-	-

Total liabilities	$3,919,062	$3,919,062	$-	$-

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

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

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Master on each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to market risk equal to the value of the futures, options and forward contracts held and unlimited liability on such contracts sold short or written.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

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

In the ordinary course of business, the Master enters into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Master’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Master. The Master considers the risk of any future obligation relating to these indemnifications to be remote.

7. Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank, expense reimbursement and equity in trading account, consisting of cash at MS&Co., cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2017.

The Master’s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Master from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

Other than the risks inherent in commodity futures, forward, options, swaps and other derivatives trading and U.S. Treasury bills and money market mutual fund securities, the Partnership and the Master know of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s or the Master’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2017, Partnership capital decreased 1.7% from $103,433,044 to $101,681,812. This decrease was attributable to redemptions of 5,698.4590 Class A limited partner Redeemable Units totaling $7,493,611, redemptions of 904.7535 Class A General Partner Redeemable Units totaling $1,208,476 and a net loss of $2,461,536, which was partially offset by subscriptions of 6,067.8330 Class A limited partner Redeemable Units totaling $8,104,804 and subscriptions of 1,307.5870 Class Z General Partner Redeemable Units totaling $1,307,587. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on futures trading, interest income, expenses, subscriptions, redemptions and distributions of profits, if any.

For the three months ended March 31, 2017, the Master’s capital decreased 0.5% from $119,845,540 to $119,217,220. This decrease was attributable to redemptions totaling $8,865,316, distribution of interest income to feeder funds, including the Partnership, totaling $138,305 and a net loss of $1,328,599, which was partially offset by subscriptions totaling $9,703,900. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s or the Master’s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations

The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2017, the net asset value per Redeemable Unit for Class A decreased 2.3% from $1,335.70 to $1,305.52, as compared to an increase of 0.9% in the first quarter of 2016. During the Partnership’s first quarter of 2017, the net asset value per Redeemable Unit for Class Z decreased 1.8% from $1,000.00 to $982.32. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the first quarter of 2017 of $1,032,539. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, livestock and softs, and were partially offset by gains in grains and metals. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the first quarter of 2016 of $2,970,386. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, metals and softs, and were partially offset by losses in livestock.

The most significant losses were incurred within the energy complex during January and February from long futures positions in natural gas as prices decreased after mild weather throughout much of the U.S. reduced demand from homes and businesses. Losses in the soft commodities were experienced during February and March from long sugar positions as prices fell due to fairly balanced global production and lack of any severe weather disruptions. Within the livestock markets, losses were recorded during January from long cattle positions as prices moved lower as investors liquidated bullish positions in the wake of a bearish U.S. Department of Agriculture monthly cattle-on-feed report. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the grains markets during January and February from long wheat futures positions as prices rose after the release of industry reports which indicated an improved outlook for U.S. exports and that U.S. farmers may allocate fewer acres in 2017. Gains within the metals complex were experienced during February from long nickel futures as prices rallied due to mine closures in the Philippines.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2016, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Interest income allocated from the Master for the three months ended March 31, 2017 increased by $79,627 as compared to the corresponding period in 2016. The increase in interest income is primarily due to higher interest rates during the three months ended March 31, 2017 as compared to the corresponding period in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master or MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2017 decreased by $110,551 as compared to the corresponding period in 2016. This decrease is due to lower average net assets attributable to Class A Redeemable Units during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2017 decreased by $64,973 as compared to the corresponding period in 2016. This decrease is due to lower average net assets per Class during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2017 decreased by $51,979 as compared to the corresponding period in 2016. This decrease is due to lower average net assets per Class during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees paid for the three months ended March 31, 2017 and 2016, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considers, among other factors, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor and allocate assets to additional advisors at any time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

Quantifying the Master’s Trading Value at Risk

The following quantitative disclosures regarding the Master’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Master accounts for open positions on the basis of fair value accounting principles. Any loss in the market value of the Master’s open positions is directly reflected in the Master’s earnings and cash flow.

The Master’s risk exposure in the market sectors traded by the Advisor is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either the General Partner or the Advisor in their daily risk management activities.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2017 and December 31, 2016, and the highest, lowest and average value during the three months ended March 31, 2017 and during the twelve months ended December 31, 2016. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of March 31, 2017, the Master’s total capitalization was $119,217,220 and the Partnership owned approximately 88.1% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2017 was as follows:

		March 31, 2017
			Three Months Ended March 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Energy	$4,496,198	3.77%	$5,489,054	$-	$1,849,162
Grains	440,801	0.37	884,144	159,346	319,803
Livestock	7,197	0.01	253,294	-	32,397
Metals	30,690	0.03	799,171	-	265,993
Softs	1,310,824	1.10	1,523,225	66,475	1,018,235

Total	$6,285,710	5.28%

*	Average of month-end Values at Risk.

As of December 31, 2016, the Master’s total capitalization was $119,845,540 and the Partnership owned approximately 88.1% of the Master. The Partnership invested substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2016 was as follows:

		December 31, 2016
			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Energy	$1,198,869	1.00%	$6,847,316	$31,218	$1,716,968
Grains	701,140	0.59	3,398,503	29,700	1,312,854
Softs	66,475	0.06	1,069,920	56,470	366,104

Total	$1,966,484	1.65%

*	Annual average of month-end Values at Risk.

Item 4. Controls and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $242 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $242 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item lA. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2017, there were subscriptions of 6,067.8330 Class A Redeemable Units totaling $8,104,804 and 1,307.5870 Class Z General Partner Redeemable Units totaling $1,307,587. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests, including futures, option and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	1,989.5300	$1,336.26	N/A	N/A
February 1, 2017 - February 28, 2017	1,394.2730	$1,300.50	N/A	N/A
March 1, 2017 - March 31, 2017	2,314.6560	$1,305.52	N/A	N/A
	5,698.4590	$1,315.02

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

Item 3. Defaults Upon Senior Securities. — None.

Item 4. Mine Safety Disclosures. — Not Applicable.

Item 5. Other Information. — None.

Item 6. Exhibits.

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

3.2	(a)	Fifth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on November 17, 2016 and incorporated herein by reference).

10.1	(a)

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

(c)

Letter from the General Partner to Aventis Asset Management, LLC extending the Management Agreement through June 30, 2017 (filed as Exhibit 10.4(c) to the Annual Report on Form 10-K filed on March 28, 2017 and incorporated herein by reference).

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

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: May 11, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 11, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.