Form 10-Q
period 2017-06-30
Ceres Tactical Commodity L.P.
filed 2017-08-10
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes X    No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X    No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer _	Accelerated filer _	Non-accelerated filer X
Smaller reporting company _	Emerging growth company _

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _    No X

As of July 31, 2017, 67,147.8387 Limited Partnership Redeemable Units of Class A were outstanding and 0.0000 Limited Partnership Redeemable Units of Class Z were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Commodity L.P.

Statements of Financial Condition

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets:
Investment in the Master (1), at fair value	$90,757,943	$105,585,464
Cash at MS&Co.	238,461	231,090
Cash at bank	825	217

Total assets	$90,997,229	$105,816,771

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$149,963	$176,361
Management fees	94,386	109,799
General Partner fees	75,509	87,839
Professional fees	236,384	233,661
Redemptions payable to Limited Partners	2,502,290	1,776,067

Total liabilities	3,058,532	2,383,727

Partners’ Capital:
General Partner, Class A, 0.0000 and 904.7535 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	-	1,208,476
General Partner, Class Z, 1,054.5480 and 0.0000 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	1,014,913	-
Limited Partners, Class A, 68,300.6187 and 76,532.7527 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	86,923,784	102,224,568

Total partners’ capital (net asset value)	87,938,697	103,433,044

Total liabilities and partners’ capital	$90,997,229	$105,816,771

Net asset value per Redeemable Unit:

Class A	$1,272.66	$1,335.70

Class Z	$962.42	$-

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Investment Income:
Interest income allocated from the Master	$173,995	$46,531	$306,978	$99,887

Expenses:
Expenses allocated from the Master	388,618	686,482	713,764	1,323,006
Ongoing selling agent fees	482,194	627,272	1,016,293	1,271,922
Management fees	303,880	390,649	640,450	792,192
General Partner fees	243,105	312,520	512,361	633,755
Professional fees	93,238	106,535	190,147	216,090

Total expenses	1,511,035	2,123,458	3,073,015	4,236,965

Net investment loss	(1,337,040)	(2,076,927)	(2,766,037)	(4,137,078)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(159,868)	14,195,145	(950,764)	18,371,457
Net change in unrealized gains (losses) on open contracts allocated from the Master	(818,452)	4,220,441	(1,060,095)	3,014,515

Total trading results	(978,320)	18,415,586	(2,010,859)	21,385,972

Net income (loss)	$(2,315,360)	$16,338,659	$(4,776,896)	$17,248,894

Net income (loss) allocation by Class:
Class A	$(2,295,802)	$16,338,659	$(4,734,222)	$17,248,894

Class Z	$(19,558)	$-	$(42,674)	$-

Net asset value per Redeemable Unit:
Class A (68,300.6187 and 85,378.5692 Redeemable Units outstanding at June 30, 2017 and 2016, respectively)	$1,272.66	$1,463.12	$1,272.66	$1,463.12

Class Z (1,054.5480 and 0.0000 Redeemable Units outstanding at June 30, 2017 and 2016, respectively)	$962.42	$-	$962.42	$-

Net income (loss) per Redeemable Unit:*
Class A	$(32.86)	$183.41	$(63.04)	$194.74

Class Z	$(19.90)	$-	$(37.58)	$-

Weighted average Redeemable Units outstanding:
Class A	73,967.7534	90,624.8785	77,388.6140	96,305.3032

Class Z	1,223.2407	-	1,265.4138	-

* Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Changes in Partners’ Capital

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2016	$103,433,044	77,437.5062	$-	-	$103,433,044	77,437.5062
Subscriptions - Limited Partners	8,129,804	6,086.9360	-	-	8,129,804	6,086.9360
Subscriptions - General Partner	-	-	1,307,587	1,307.5870	1,307,587	1,307.5870
Net income (loss)	(4,734,222)	-	(42,674)	-	(4,776,896)	-
Redemptions - Limited Partners	(18,696,366)	(14,319.0700)	-	-	(18,696,366)	(14,319.0700)
Redemptions - General Partner	(1,208,476)	(904.7535)	(250,000)	(253.0390)	(1,458,476)	(1,157.7925)

Partners’ Capital, June 30, 2017	$86,923,784	68,300.6187	$1,014,913	1,054.5480	$87,938,697	69,355.1667

Partners’ Capital, December 31, 2015	$132,292,532	104,300.7562	$-	-	$132,292,532	104,300.7562
Subscriptions - Limited Partners	2,525,000	1,990.7280	-	-	2,525,000	1,990.7280
Net income (loss)	17,248,894	-	-	-	17,248,894	-
Redemptions - Limited Partners	(26,616,042)	(20,506.7240)	-	-	(26,616,042)	(20,506.7240)
Redemptions - General Partner	(531,594)	(406.1910)	-	-	(531,594)	(406.1910)

Partners’ Capital, June 30, 2016	$124,918,790	85,378.5692	$-	-	$124,918,790	85,378.5692

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

During the reporting periods ended June 30, 2017 and 2016, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

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

The General Partner is not aware of any material changes to the Aventis Diversified Commodity Strategy during the fiscal quarter ended June 30, 2017.

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

At June 30, 2017, the Partnership owned approximately 87.4% of the Master. At December 31, 2016, the Partnership owned approximately 88.1% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

2.     Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2017, the results of its operations for the three and six months ended June 30, 2017 and 2016 and changes in partners’ capital for the six months ended June 30, 2017 and 2016. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of $188,788 (cost of $185,919) and $(215,708) (proceeds of $220,034) as of June 30, 2017 and December 31, 2016, respectively.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2017 and December 31, 2016 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2017 and 2016 are presented below.

MB Master Fund L.P.

Statements of Financial Condition

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $24,980,354 at June 30, 2017 and December 31, 2016, respectively)	$-	$24,989,906
Unrestricted cash	97,892,254	96,314,966
Restricted cash	3,994,708	3,225,180
Net unrealized appreciation on open futures contracts	572,877	540,016
Options purchased, at fair value (cost $3,231,460 and $4,100,580 at June 30, 2017 and December 31, 2016, respectively)	2,305,384	4,278,469

Total equity in trading account	104,765,223	129,348,537
Cash at bank	825	217
Expense reimbursement	12,787	11,682

Total assets	$104,778,835	$129,360,436

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $1,201,085 and $1,111,935 at June 30, 2017 and December 31, 2016, respectively)	$923,019	$736,137
Accrued expenses:
Professional fees	38,965	31,494
Redemptions payable	-	8,747,265

Total liabilities	961,984	9,514,896

Partners’ Capital:
General Partner	-	-
Limited Partners	103,816,851	119,845,540

Total partners’ capital (net asset value)	103,816,851	119,845,540

Total liabilities and partners’ capital	$104,778,835	$129,360,436

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

MB Master Fund L.P.

Condensed Schedule of Investments

June 30, 2017

(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy	874	$521,248	0.50%
Grains	1,636	3,357,405	3.23
Livestock	66	21,502	0.02
Softs	664	238,607	0.24

Total futures contracts purchased		4,138,762	3.99

Futures Contracts Sold
Energy	267	(533,067)	(0.51)
Grains	1,402	(2,997,942)	(2.89)
Livestock	155	(80,467)	(0.08)
Softs	180	45,591	0.05

Total futures contracts sold		(3,565,885)	(3.43)

Net unrealized appreciation on open futures contracts		$572,877	0.56%

Option Purchased
Calls
Energy	2,450	$1,078,087	1.04%
Grains	854	428,663	0.41
Softs	1,144	604,857	0.58

Puts
Livestock	27	61,830	0.06
Softs	235	131,947	0.13

Total options purchased (cost $3,231,460)		$2,305,384	2.22%

Options Written
Calls
Energy	439	$(109,750)	(0.10)%
Grains	34	(9,138)	(0.01)
Softs	1,197	(215,183)	(0.21)
Puts
Energy	131	(467,539)	(0.45)
Livestock	82	(141,450)	(0.14)
Softs	384	20,041	0.02

Total options written (premiums received $1,201,085)		$(923,019)	(0.89)%

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

MB Master Fund L.P.

Condensed Schedule of Investments

December 31, 2016

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	1,050	$913,118	0.77%
Grains	2,584	(603,782)	(0.50)
Livestock	64	(9,035)	(0.01)
Softs	1,027	101,453	0.08

Total futures contracts purchased		401,754	0.34

Futures Contracts Sold
Energy	754	(1,034,957)	(0.87)
Grains	2,022	1,104,320	0.92
Softs	483	68,899	0.06

Total futures contracts sold		138,262	0.11

Net unrealized appreciation on open futures contracts		$540,016	0.45%

Options Purchased
Calls
Energy	1,938	$472,920	0.39%
Grains	1,565	679,313	0.57
Livestock	824	879,120	0.73
Softs	1,888	1,688,119	1.41
Puts
Grains	468	228,150	0.19
Livestock	475	115,880	0.10
Softs	210	214,967	0.18

Total options purchased (cost $4,100,580)		$4,278,469	3.57%

Options Written
Calls
Grains	197	$(41,863)	(0.03)%
Softs	1,274	(314,686)	(0.26)
Puts
Grains	468	(359,775)	(0.30)
Softs	164	(19,813)	(0.02)

Total options written (premiums received $1,111,935)		$(736,137)	(0.61)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
		U.S. Treasury bills, 0.41%*
$ 25,000,000	2/2/2017	(Amortized cost of $24,980,354)	$24,989,906	20.85%

*Liquid non-cash held as collateral.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

MB Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$196,721	$54,838	$345,120	$117,306

Expenses:
Clearing fees	428,024	783,993	778,849	1,505,483
Professional fees	15,947	20,520	31,892	41,043

Total expenses	443,971	804,513	810,741	1,546,526
Expense reimbursements	(32,497)	(59,879)	(57,953)	(113,419)

Net expenses	411,474	744,634	752,788	1,433,107

Net investment loss	(214,753)	(689,796)	(407,668)	(1,315,801)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(193,756)	16,661,911	(1,088,079)	21,530,919
Net change in unrealized gains (losses) on open contracts	(928,932)	4,939,500	(1,170,293)	3,543,766

Total trading results	(1,122,688)	21,601,411	(2,258,372)	25,074,685

Net income (loss)	(1,337,441)	20,911,615	(2,666,040)	23,758,884
Subscriptions—Limited Partners	25,000	575,000	9,728,900	5,600,000
Redemptions—Limited Partners	(13,891,207)	(17,975,352)	(22,756,523)	(39,290,171)
Distribution of interest income to feeder funds	(196,721)	(12,678)	(335,026)	(20,422)

Net increase (decrease) in Partners’ Capital	(15,400,369)	3,498,585	(16,028,689)	(9,951,709)
Partners’ Capital, beginning of period	119,217,220	145,922,352	119,845,540	159,372,646

Partners’ Capital, end of period	$103,816,851	$149,420,937	$103,816,851	$149,420,937

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

3.     Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2017 and 2016 were as follows:

Class A	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(14.93)	$206.33	$(27.57)	$237.70
Net investment loss	(17.93)	(22.92)	(35.47)	(42.96)

Increase (decrease) for the period	(32.86)	183.41	(63.04)	194.74
Net asset value per Redeemable Unit, beginning of period	1,305.52	1,279.71	1,335.70	1,268.38

Net asset value per Redeemable Unit, end of period	$1,272.66	$1,463.12	$1,272.66	$1,463.12

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.7)%	(6.9)%	(5.6)%	(6.7)%

Operating expenses	6.4%	7.1%	6.2%	6.9%
Incentive fees	-%	-%	-%	-%

Total expenses	6.4%	7.1%	6.2%	6.9%

Total return:
Total return before incentive fees	(2.5)%	14.3%	(4.7)%	15.4%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	(2.5)%	14.3%	(4.7)%	15.4%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (except for incentive fees, if applicable).
***	Interest income allocated from the Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Master.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital: *
Net investment loss **	(0.8)%	(1.9)%	(0.7)%	(1.8)%

Operating expenses before expense reimbursements	1.6%	2.2%	1.4%	2.1%

Expense reimbursements	(0.1)%	(0.2)%	(0.1)%	(0.2)%

Operating expenses after expense reimbursements	1.5%	2.0%	1.3%	1.9%

Total return	(1.4)%	15.7%	(2.4)%	18.1%

*	Annualized.
**	Interest income less total expenses, net of expense reimbursements.

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended June 30, 2017 and 2016 were 4,376 and 10,022, respectively. The monthly average number of futures contracts traded by the Master during the six months ended June 30, 2017 and 2016 were 4,866 and 8,375, respectively. The monthly average number of option contracts traded by the Master during the three months ended June 30, 2017 and 2016 were 7,743 and 19,321, respectively. The monthly average number of option contracts traded by the Master during the six months ended June 30, 2017 and 2016 were 7,563 and 19,577, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended June 30, 2017 and 2016 were 83 and 0, respectively. The monthly average number of metals forward contracts traded by the Master during the six months ended June 30, 2017 and 2016 were 104 and 0, respectively.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of June 30, 2017 and December 31, 2016, respectively.

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
June 30, 2017	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$4,653,100	$(4,080,223)	$572,877	$-	$-	$572,877

Total assets	$4,653,100	$(4,080,223)	$572,877	$-	$-	$572,877

Liabilities
Futures	$(4,080,223)	$4,080,223	$-	$-	$-	$-

Total liabilities	$(4,080,223)	$4,080,223	$-	$-	$-	$-

Net fair value						$572,877	*

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2016	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$3,722,941	$(3,182,925)	$540,016	$-	$-	$540,016

Total assets	$3,722,941	$(3,182,925)	$540,016	$-	$-	$540,016

Liabilities
Futures	$(3,182,925)	$3,182,925	$-	$-	$-	$-

Total liabilities	$(3,182,925)	$3,182,925	$-	$-	$-	$-

Net fair value						$540,016	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s off-exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown in the Master’s Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of June 30, 2017 and December 31, 2016, respectively.

	June 30, 2017
Assets
Futures Contracts
Energy	$746,658
Grains	3,413,080
Livestock	28,348
Softs	465,014

Total unrealized appreciation on open futures contracts	4,653,100

Liabilities
Futures Contracts
Energy	(758,477)
Grains	(3,053,617)
Livestock	(87,313)
Softs	(180,816)

Total unrealized depreciation on open futures contracts	(4,080,223)

Net unrealized appreciation on open futures contracts	$572,877	*

Assets
Options Purchased
Energy	$1,078,087
Grains	428,663
Livestock	61,830
Softs	736,804

Total options purchased	$2,305,384	**

Liabilities
Options Written
Energy	$(577,289)
Grains	(9,138)
Livestock	(141,450)
Softs	(195,142)

Total options written	$(923,019)	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Master’s Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Master’s Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Sector	2017		2016		2017		2016
Currencies	$(5,706)		$(19,502)		$(9,505)		$(15,806)
Energy	(2,515,674)		16,191,409		(3,657,089)		18,019,419
Grains	1,830,851		3,400,011		2,162,266		3,921,714
Livestock	(536,010)		(56,938)		(571,698)		(90,399)
Metals	(42,363)		(247,985)		197,275		(35,165)
Softs	146,214		2,334,416		(379,621)		3,274,922

Total	$(1,122,688)	*	$21,601,411	*	$(2,258,372)	*	$25,074,685	*

*	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

5.     Fair Value Measurements:

Master’s Fair Value Measurements. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2017 and December 31, 2016 and for the periods ended June 30, 2017 and 2016, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,653,100	$4,653,100	$-	$-
Options purchased	2,305,384	2,305,384	-	-

Total assets	$6,958,484	$6,958,484	$-	$-

Liabilities
Futures	$4,080,223	$4,080,223	$-	$-
Options written	923,019	923,019	-	-

Total liabilities	$5,003,242	$5,003,242	$-	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
U.S Treasury bills	$24,989,906	$-	$24,989,906	$-
Futures	3,722,941	3,722,941	-	-
Options purchased	4,278,469	4,278,469	-	-

Total assets	$32,991,316	$8,001,410	$24,989,906	$-

Liabilities
Futures	$3,182,925	$3,182,925	$-	$-
Options written	736,137	736,137	-	-

Total liabilities	$3,919,062	$3,919,062	$-	$-

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

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to market risk equal to the value of the futures, option and forward contracts held and unlimited liability on such contracts sold short or written.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The General Partner monitors and attempts to mitigate the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank, expense reimbursement and equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2017.

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

Other than the risks inherent in commodity futures, forwards, options, swaps and other derivatives trading and U.S. Treasury bills and money market mutual fund securities, the Partnership and the Master know of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s or the Master’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2017, Partnership capital decreased 15.0% from $103,433,044 to $87,938,697. This decrease was attributable to redemptions of 14,319.0700 Class A limited partner Redeemable Units totaling $18,696,366, redemptions of 904.7535 Class A General Partner Redeemable Units totaling $1,208,476, redemptions of 253.0390 Class Z General Partner Redeemable Units totaling $250,000 and a net loss of $4,776,896, which was partially offset by subscriptions of 6,086.9360 Class A limited partner Redeemable Units totaling $8,129,804 and subscriptions of 1,307.5870 Class Z General Partner Redeemable Units totaling $1,307,587. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on futures trading, interest income, expenses, subscriptions, redemptions and distributions of profits, if any.

For the six months ended June 30, 2017, the Master’s capital decreased 13.4% from $119,845,540 to $103,816,851. This decrease was attributable to redemptions totaling $22,756,523, distribution of interest income to feeder funds, including the Partnership, totaling $335,026 and a net loss of $2,666,040, which was partially offset by subscriptions totaling $9,728,900. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2017, the net asset value per Redeemable Unit for Class A decreased 2.5% from $1,305.52 to $1,272.66 as compared to an increase of 14.3% in the second quarter of 2016. During the Partnership’s second quarter of 2017, the net asset value per Redeemable Unit for Class Z decreased 2.0% from $982.32 to $962.42. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the second quarter of 2017 of $978,320. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, livestock and metals and were partially offset by gains in grains and softs. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the second quarter of 2016 of $18,415,586. Gains were primarily attributable to the Master’s trading of commodity futures in energy, grains and softs and were partially offset by losses in currencies, livestock and metals.

The most significant losses were incurred within the energy complex during May and June from long natural gas futures positions as prices decreased after mild temperatures throughout much of the U.S. reduced demand from homes and businesses. Additional losses in this complex were experienced during early June from long positions in crude oil as prices decreased as sentiment turned bearish after OPEC announced it would be extending production cuts, but would not make further reductions. Losses within the livestock markets were recorded during April from short positions in cattle futures as prices rallied significantly higher amid increased global demand for U.S. beef exports. Additional losses were experienced in these markets from bullish cattle futures and options positioning as prices declined as supplies were adequate to meet summer demand. A portion of the Partnership’s losses for the quarter was offset by gains recorded within the grains sector throughout the quarter from long wheat futures positions as prices increased amid concerns that adverse weather in the U.S. Midwest would decrease crop yields. Within the soft commodities markets, gains were experienced from long cocoa positions as prices moved higher during due to flood conditions and unrest in the Ivory Coast.

During the Partnership’s six months ended June 30, 2017, the net asset value per Redeemable Unit for Class A decreased 4.7% from $1,335.70 to $1,272.66 as compared to an increase of 15.4% during the six months ended June 30, 2016. During the Partnership’s six months ended June 30, 2017, the net asset value per Redeemable Unit for Class Z decreased 3.8% from $1,000.00 to $962.42. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses during the six months ended June 30, 2017 of $2,010,859. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, livestock and softs and were partially offset by gains in grains and metals. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses during the six months ended June 30, 2016 of $21,385,972. Gains were primarily attributable to the Master’s trading of commodity futures in energy, grains and softs and were partially offset by losses in currencies, livestock and metals.

The most significant losses were incurred within the energy complex during January, February, May, and June from long futures positions in natural gas as prices decreased after mild weather throughout much of the U.S. reduced demand from homes and businesses. Additional losses in this complex were experienced during early June from long positions in crude oil as prices decreased as sentiment turned bearish after OPEC announced it would be extending production cuts, but would not make further reductions. Within the livestock markets, losses were recorded during January from long cattle positions as prices moved lower as investors liquidated bullish futures and options positions in the wake of a bearish U.S. Department of Agriculture monthly cattle-on-feed report. Further losses in these markets were recorded during April from short positions in cattle futures as prices rallied significantly higher amid increased global demand for U.S. beef exports. Additional losses were experienced in these markets from bullish cattle positioning as prices declined as supplies were adequate to meet summer demand. A portion of the Partnership’s losses for the first six months of the year were offset by gains achieved within the grains markets during January and February from long wheat futures positions as prices rose after the release of industry reports which indicated an improved outlook for U.S. exports and that U.S. farmers may allocate fewer acres in 2017. Additional gains were experienced within the grains sector throughout the second quarter from long wheat futures positions as prices increased amid concerns that adverse weather in the U.S. Midwest would decrease crop yields. Gains within the metals complex were experienced during February from long nickel futures positions as prices rallied due to mine closures in the Philippines.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2016, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Interest income allocated from the Master for the three and six months ended June 30, 2017 increased by $127,464 and $207,091, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher interest rates during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master or MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2017 decreased by $145,078 and $255,629, respectively, as compared to the corresponding periods in 2016. This decrease is due to lower average net assets attributable to Class A Redeemable Units during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2017 decreased by $86,769 and $151,742, respectively, as compared to the corresponding periods in 2016. This decrease is due to lower average net assets per Class during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2017 decreased by $69,415 and $121,394, respectively, as compared to the corresponding periods in 2016. This decrease is due to lower average net assets per Class during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees paid for the three and six months ended June 30, 2017 and 2016, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2017 and December 31, 2016, and the highest, lowest and average value during the three months ended June 30, 2017 and during the twelve months ended December 31, 2016. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of June 30, 2017, the Master’s total capitalization was $103,816,851 and the Partnership owned approximately 87.4% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of June 30, 2017 was as follows:

		June 30, 2017
			Three Months Ended June 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$1,143,924	1.10%	$4,596,224	$76,478	$1,828,694
Grains	530,717	0.51	766,399	56,160	299,700
Livestock	390,881	0.38	890,190	765	451,827
Softs	731,974	0.71	1,670,447	323,089	1,107,476

Total	$2,797,496	2.70%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $237 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $237 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item lA. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2017, there were subscriptions of 19.1030 Class A Redeemable Units totaling $25,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests, including futures, option and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	2,167.8010	$ 1,304.99	N/A	N/A
May 1, 2017 - May 31, 2017	4,486.6210	$ 1,308.67	N/A	N/A
June 1, 2017 - June 30, 2017	1,966.1890	$ 1,272.66	N/A	N/A
	8,620.6110	$ 1,299.53

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

Date: August 10, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 10, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.