Form 10-Q
period 2017-09-30
Ceres Tactical Commodity L.P.
filed 2017-11-13
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes     No X

As of October 31, 2017, 63,033.2087 Limited Partnership Class A Redeemable Units were outstanding and 0.0000 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Commodity L.P.

Statements of Financial Condition

	September 30,	December 31,
	2017	2016
	(Unaudited)

Assets:
Investment in the Master (1), at fair value	$87,200,625	$105,585,464
Cash at MS&Co.	241,057	231,090
Cash at bank	631	217

Total assets	$87,442,313	$105,816,771

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$143,992	$176,361
Management fees	90,687	109,799
General Partner fees	72,550	87,839
Professional fees	238,291	233,661
Redemptions payable to Limited Partners	1,742,355	1,776,067

Total liabilities	2,287,875	2,383,727

Partners’ Capital:
General Partner, Class A, 0.0000 and 904.7535 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	-	1,208,476
General Partner, Class Z, 1,054.5480 and 0.0000 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	1,042,378	-
Limited Partners, Class A, 64,673.5537 and 76,532.7527 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	84,112,060	102,224,568

Total partners’ capital (net asset value)	85,154,438	103,433,044

Total liabilities and partners’ capital	$87,442,313	$105,816,771

Net asset value per Redeemable Unit:
Class A	$1,300.56	$1,335.70

Class Z	$988.46	$-

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest income allocated from the Master	$207,396	$63,429	$514,374	$163,316

Expenses:
Expenses allocated from the Master	414,873	562,201	1,128,637	1,885,207
Ongoing selling agent fees	441,019	584,929	1,457,312	1,856,851
Management fees	277,716	364,200	918,166	1,156,392
General Partner fees	222,173	291,360	734,534	925,115
Professional fees	89,811	106,422	279,958	322,512

Total expenses	1,445,592	1,909,112	4,518,607	6,146,077

Net investment loss	(1,238,196)	(1,845,683)	(4,004,233)	(5,982,761)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	2,556,222	(1,064,122)	1,605,458	17,307,335
Net change in unrealized gains (losses) on open contracts allocated from the Master	631,153	(5,130,319)	(428,942)	(2,115,804)

Total trading results	3,187,375	(6,194,441)	1,176,516	15,191,531

Net income (loss)	$1,949,179	$(8,040,124)	$(2,827,717)	$9,208,770

Net income (loss) allocation by Class:
Class A	$1,921,714	$(8,040,124)	$(2,812,508)	$9,208,770

Class Z	$27,465	$-	$(15,209)	$-

Net asset value per Redeemable Unit:
Class A (64,673.5537 and 82,436.3352 Redeemable Units outstanding at September 30, 2017 and 2016, respectively)	$1,300.56	$1,368.89	$1,300.56	$1,368.89

Class Z (1,054.5480 and 0.0000 Redeemable Units outstanding at September 30, 2017 and 2016, respectively)	$988.46	$-	$988.46	$-

Net income (loss) per Redeemable Unit:*
Class A	$27.90	$(94.23)	$(35.14)	$100.51

Class Z	$26.04	$-	$(11.54)	$-

Weighted average Redeemable Units outstanding:
Class A	67,153.9024	84,661.2275	73,977.0435	92,423.9446

Class Z	1,054.5480	-	1,195.1252	-

* Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2016	$103,433,044	77,437.5062	$-	-	$103,433,044	77,437.5062
Subscriptions - General Partner	-	-	1,307,587	1,307.5870	1,307,587	1,307.5870
Subscriptions - Limited Partners	8,129,804	6,086.9360	-	-	8,129,804	6,086.9360
Redemptions - General Partner	(1,208,476)	(904.7535)	(250,000)	(253.0390)	(1,458,476)	(1,157.7925)
Redemptions - Limited Partners	(23,429,804)	(17,946.1350)	-	-	(23,429,804)	(17,946.1350)
Net income (loss)	(2,812,508)	-	(15,209)	-	(2,827,717)	-

Partners’ Capital, September 30, 2017	$84,112,060	64,673.5537	$1,042,378	1,054.5480	$85,154,438	65,728.1017

Partners’ Capital, December 31, 2015	$132,292,532	104,300.7562	$-	-	$132,292,532	104,300.7562
Subscriptions - Limited Partners	2,559,667	2,016.1730	-	-	2,559,667	2,016.1730
Redemptions - General Partner	(531,594)	(406.1910)	-	-	(531,594)	(406.1910)
Redemptions - Limited Partners	(30,683,346)	(23,474.4030)	-	-	(30,683,346)	(23,474.4030)
Net income (loss)	9,208,770	-	-	-	9,208,770	-

Partners’ Capital, September 30, 2016	$112,846,029	82,436.3352	$-	-	$112,846,029	82,436.3352

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

During the reporting periods ended September 30, 2017 and 2016, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

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

The General Partner is not aware of any material changes to the Aventis Diversified Commodity Strategy during the fiscal quarter ended September 30, 2017.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

As of November 11, 2016, the Partnership began offering two classes of limited partnership interests, Class A Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to October 31, 2016 were deemed “Class A Redeemable Units.” Class A Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units and Class Z Redeemable Units are identical, except that Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee. Class Z Redeemable Units were first issued on January 1, 2017.

At September 30, 2017, the Partnership owned approximately 88.3% of the Master. At December 31, 2016, the Partnership owned approximately 88.1% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

The Partnership has also entered into a selling agreement (as amended, the “Selling Agreement”) with Morgan Stanley Wealth Management. Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.00% per year of the Partnership’s adjusted month-end net assets of Class A Redeemable Units. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered or exempted financial advisors of Morgan Stanley Wealth Management who have sold Class A Redeemable Units in the Partnership. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016 and changes in partners’ capital for the nine months ended September 30, 2017 and 2016. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of $(361,446) (proceeds of $355,564) and $(215,708) (proceeds of $220,034) as of September 30, 2017 and December 31, 2016, respectively.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2017 and December 31, 2016 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2017 and 2016 are presented below.

MB Master Fund L.P.

Statements of Financial Condition

	September 30,	December 31,
	2017	2016
	(Unaudited)

Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $24,980,354 at September 30, 2017 and December 31, 2016, respectively)	$-	$24,989,906
Unrestricted cash	89,266,802	96,314,966
Restricted cash	8,033,595	3,225,180
Net unrealized appreciation on open futures contracts	1,174,494	540,016
Options purchased, at fair value (cost $2,352,288 and $4,100,580 at September 30, 2017 and December 31, 2016, respectively)	1,705,695	4,278,469

Total equity in trading account	100,180,586	129,348,537
Cash at bank	631	217
Expense reimbursement	11,450	11,682

Total assets	$100,192,667	$129,360,436

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $1,606,776 and $1,111,935 at September 30, 2017 and December 31, 2016, respectively)	$1,474,501	$736,137
Accrued expenses:
Professional fees	38,635	31,494
Redemptions payable	-	8,747,265

Total liabilities	1,513,136	9,514,896

Partners’ Capital:
General Partner	-	-
Limited Partners	98,679,531	119,845,540

Total partners’ capital (net asset value)	98,679,531	119,845,540

Total liabilities and partners’ capital	$100,192,667	$129,360,436

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

MB Master Fund L.P.

Condensed Schedule of Investments

September 30, 2017

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	1,854	$571,750	0.58%
Grains	3,347	(2,460,433)	(2.49)
Livestock	466	560,805	0.57
Softs	1,294	87,404	0.08

Total futures contracts purchased		(1,240,474)	(1.26)

Futures Contracts Sold
Energy	137	(48,899)	(0.05)
Grains	3,017	2,234,140	2.26
Livestock	401	(92,698)	(0.09)
Softs	1,244	322,425	0.33

Total futures contracts sold		2,414,968	2.45

Net unrealized appreciation on open futures contracts		$1,174,494	1.19%

Options Purchased
Calls
Energy	1,098	$443,586	0.45%
Grains	101	46,488	0.05
Livestock	205	340,865	0.35
Softs	285	74,898	0.08
Puts
Energy	75	173,100	0.18
Livestock	219	245,260	0.25
Softs	506	381,498	0.37

Total options purchased (cost $2,352,288)		$1,705,695	1.73%

Options Written
Calls
Energy	75	$(105,225)	(0.11)%
Grains	55	(9,281)	(0.01)
Livestock	187	(515,230)	(0.52)
Softs	273	(50,588)	(0.05)
Puts
Energy	206	(606,550)	(0.61)
Livestock	165	(170,370)	(0.17)
Softs	13	(17,257)	(0.02)

Total options written (premiums received $1,606,776)		$(1,474,501)	(1.49)%

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

MB Master Fund L.P.

Condensed Schedule of Investments

December 31, 2016

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	1,050	$913,118	0.77%
Grains	2,584	(603,782)	(0.50)
Livestock	64	(9,035)	(0.01)
Softs	1,027	101,453	0.08

Total futures contracts purchased		401,754	0.34

Futures Contracts Sold
Energy	754	(1,034,957)	(0.87)
Grains	2,022	1,104,320	0.92
Softs	483	68,899	0.06

Total futures contracts sold		138,262	0.11

Net unrealized appreciation on open futures contracts		$540,016	0.45%

Options Purchased
Calls
Energy	1,938	$472,920	0.39%
Grains	1,565	679,313	0.57
Livestock	824	879,120	0.73
Softs	1,888	1,688,119	1.41
Puts
Grains	468	228,150	0.19
Livestock	475	115,880	0.10
Softs	210	214,967	0.18

Total options purchased (cost $4,100,580)		$4,278,469	3.57%

Options Written
Calls
Grains	197	$(41,863)	(0.03)%
Softs	1,274	(314,686)	(0.26)
Puts
Grains	468	(359,775)	(0.30)
Softs	164	(19,813)	(0.02)

Total options written (premiums received $1,111,935)		$(736,137)	(0.61)%

U.S. Government Securities		Description	Fair Value	% of Partners’ Capital
Face Amount	Maturity Date
$ 25,000,000	2/2/2017	U.S. Treasury bills, 0.41%* (Amortized cost of $24,980,354)	$24,989,906	20.85	%

* Liquid non-cash held as collateral.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

MB Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$232,212	$75,048	$577,332	$192,354

Expenses:
Clearing fees	456,482	642,205	1,235,331	2,147,688
Professional fees	15,944	20,104	47,836	61,147

Total expenses	472,426	662,309	1,283,167	2,208,835
Expense reimbursements	(38,077)	(48,322)	(96,030)	(161,741)

Net expenses	434,349	613,987	1,187,137	2,047,094

Net investment loss	(202,137)	(538,939)	(609,805)	(1,854,740)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,934,673	(1,258,952)	1,846,594	20,271,967
Net change in unrealized gains (losses) on open contracts	726,558	(6,045,662)	(443,735)	(2,501,896)

Total trading results	3,661,231	(7,304,614)	1,402,859	17,770,071

Net income (loss)	3,459,094	(7,843,553)	793,054	15,915,331
Subscriptions—Limited Partners	-	284,667	9,728,900	5,884,667
Redemptions—Limited Partners	(8,364,202)	(6,465,987)	(31,120,725)	(45,756,158)
Distribution of interest income to feeder funds	(232,212)	(11,988)	(567,238)	(32,410)

Net increase (decrease) in Partners’ Capital	(5,137,320)	(14,036,861)	(21,166,009)	(23,988,570)
Partners’ Capital, beginning of period	103,816,851	149,420,937	119,845,540	159,372,646

Partners’ Capital, end of period	$98,679,531	$135,384,076	$98,679,531	$135,384,076

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2017 and 2016 were as follows:

Class A	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017		2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$46.20	$(72.43)	$18.57		$165.24
Net investment loss	(18.30)	(21.80)	(53.71)		(64.73)

Increase (decrease) for the period	27.90	(94.23)	(35.14)		100.51
Net asset value per Redeemable Unit, beginning of period	1,272.66	1,463.12	1,335.70		1,268.38

Net asset value per Redeemable Unit, end of period	$1,300.56	$1,368.89	$1,300.56		$1,368.89

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017		2016
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.6)%	(6.3)%	(5.6)%		(6.6)%

Operating expenses	6.6%	6.5%	6.3	%	6.8%
Incentive fees	-%	-%	-	%	-%

Total expenses	6.6%	6.5%	6.3	%	6.8%

Total return:
Total return before incentive fees	2.2%	(6.4)%	(2.6)%		7.9%
Incentive fees	-%	-%	-	%	-%

Total return after incentive fees	2.2%	(6.4)%	(2.6)%		7.9%

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital: *
Net investment loss **	(0.8)%	(1.5)%	(0.7)%	(1.7)%

Operating expenses before expense reimbursements	1.8%	1.9%	1.5%	2.0%
Expense reimbursements	(0.1)%	(0.1)%	(0.1)%	(0.1)%

Operating expenses after expense reimbursements	1.7%	1.8%	1.4%	1.9%

Total return	3.4%	(5.3)%	0.9%	11.8%

*	Annualized.

**	Interest income less total expenses, net of expense reimbursements.

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended September 30, 2017 and 2016 were 10,480 and 10,594, respectively. The monthly average number of futures contracts traded by the Master during the nine months ended September 30, 2017 and 2016 were 7,260 and 9,531, respectively. The monthly average number of option contracts traded by the Master during the three months ended September 30, 2017 and 2016 were 3,982 and 17,568, respectively. The monthly average number of option contracts traded by the Master during the nine months ended September 30, 2017 and 2016 were 5,846 and 18,491, respectively. There were no metal forward contracts traded by the Master during the three months ended September 30, 2017 and 2016. The monthly average number of metals forward contracts traded by the Master during the nine months ended September 30, 2017 and 2016 were 69 and 0, respectively.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of September 30, 2017 and December 31, 2016, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
September 30, 2017				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
Futures	$4,874,050	$(3,699,556)	$1,174,494	$-	$-	$1,174,494

Total assets	$4,874,050	$(3,699,556)	$1,174,494	$-	$-	$1,174,494

Liabilities
Futures	$(3,699,556)	$3,699,556	$-	$-	$-	$-

Total liabilities	$(3,699,556)	$3,699,556	$-	$-	$-	$-

Net fair value						$1,174,494	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
December 31, 2016				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
Futures	$3,722,941	$(3,182,925)	$540,016	$-	$-	$540,016

Total assets	$3,722,941	$(3,182,925)	$540,016	$-	$-	$540,016

Liabilities
Futures	$(3,182,925)	$3,182,925	$-	$-	$-	$-

Total liabilities	$(3,182,925)	$3,182,925	$-	$-	$-	$-

Net fair value						$540,016	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s off-exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Master is exposed to the amount shown in the Master’s Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017
Assets
Futures Contracts
Energy	$818,972
Grains	2,857,234
Livestock	625,041
Softs	572,803

Total unrealized appreciation on open futures contracts	4,874,050

Liabilities
Futures Contracts
Energy	(296,121)
Grains	(3,083,527)
Livestock	(156,934)
Softs	(162,974)

Total unrealized depreciation on open futures contracts	(3,699,556)

Net unrealized appreciation on open futures contracts	$1,174,494	*

Assets
Options Purchased
Energy	$616,686
Grains	46,488
Livestock	586,125
Softs	456,396

Total options purchased	$1,705,695	**

Liabilities
Options Written
Energy	$(711,775)
Grains	(9,281)
Livestock	(685,600)
Softs	(67,845)

Total options written	$(1,474,501)	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Master’s Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Master’s Statements of Financial Condition.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2016
Assets
Futures Contracts
Energy	$1,097,955
Grains	1,630,894
Softs	994,092

Total unrealized appreciation on open futures contracts	3,722,941

Liabilities
Futures Contracts
Energy	(1,219,794)
Grains	(1,130,356)
Livestock	(9,035)
Softs	(823,740)

Total unrealized depreciation on open futures contracts	(3,182,925)

Net unrealized appreciation on open futures contracts	$540,016	*

Assets
Options Purchased
Energy	$472,920
Grains	907,463
Livestock	995,000
Softs	1,903,086

Total options purchased	$4,278,469	*	*

Liabilities
Options Written
Grains	$(401,638)
Softs	(334,499)

Total options written	$(736,137)	*	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Master’s Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Master’s Statements of Financial Condition.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Sector	2017		2016		2017		2016
Currencies	$(10,189)		$7,297		$(19,694)		$(8,509)
Energy	(466,552)		(3,887,113)		(4,123,641)		14,132,306
Grains	(553,369)		(3,616,262)		1,608,897		305,452
Livestock	2,290,668		(672,913)		1,718,970		(763,312)
Metals	254,035		(102,766)		451,310		(137,931)
Softs	2,146,638		967,143		1,767,017		4,242,065

Total	$3,661,231	*	$(7,304,614)	*	$1,402,859	*	$17,770,071	*

*	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2017 and December 31, 2016 and for the periods ended September 30, 2017 and 2016, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2017	Total	Level 1	Level 2	Level 3

Assets
Futures	$4,874,050	$4,874,050	$-	$-
Options purchased	1,705,695	1,705,695	-	-

Total assets	$6,579,745	$6,579,745	$-	$-

Liabilities
Futures	$3,699,556	$3,699,556	$-	$-
Options written	1,474,501	1,474,501	-	-

Total liabilities	$5,174,057	$5,174,057	$-	$-

December 31, 2016	Total	Level 1	Level 2	Level 3

Assets
U.S. Treasury bills	$24,989,906	$-	$24,989,906	$-
Futures	3,722,941	3,722,941	-	-
Options purchased	4,278,469	4,278,469	-	-

Total assets	$32,991,316	$8,001,410	$24,989,906	$-

Liabilities
Futures	$3,182,925	$3,182,925	$-	$-
Options written	736,137	736,137	-	-

Total liabilities	$3,919,062	$3,919,062	$-	$-

6.	Financial Instrument Risks:

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

Futures-style options. The Master may trade futures-style option contracts. Unlike traditional option contracts, the premiums for futures-style option contracts are not received or paid upon the onset of the trade. The premiums are recognized and received or paid as part of the sales price when the contract is closed. Similar to a futures contract, variation margin for the futures-style option contract may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. Transactions in futures-style option contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Futures-style option contracts are presented as part of “Net unrealized appreciation on open futures contracts” or “Net unrealized depreciation on open futures contracts,” as applicable, in the Master’s Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on futures-style option contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank, expense reimbursement and equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2017.

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

For the nine months ended September 30, 2017, Partnership capital decreased 17.7% from $103,433,044 to $85,154,438. This decrease was attributable to redemptions of 17,946.1350 Class A limited partner Redeemable Units totaling $23,429,804, redemptions of 904.7535 Class A General Partner Redeemable Units totaling $1,208,476, redemptions of 253.0390 Class Z General Partner Redeemable Units totaling $250,000 and a net loss of $2,827,717, which was partially offset by subscriptions of 6,086.9360 Class A limited partner Redeemable Units totaling $8,129,804 and subscriptions of 1,307.5870 Class Z General Partner Redeemable Units totaling $1,307,587. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on futures trading, interest income, expenses, subscriptions, redemptions and distributions of profits, if any.

For the nine months ended September 30, 2017, the Master’s capital decreased 17.7% from $119,845,540 to $98,679,531. This decrease was attributable to redemptions totaling $31,120,725 and distribution of interest income to feeder funds, including the Partnership, totaling $567,238, which was partially offset by net income of $793,054 and subscriptions totaling $9,728,900. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2017, the net asset value per Redeemable Unit for Class A increased 2.2% from $1,272.66 to $1,300.56, as compared to a decrease of 6.4% in the third quarter of 2016. During the Partnership’s third quarter of 2017, the net asset value per Redeemable Unit for Class Z increased 2.7% from $962.42 to $988.46. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the third quarter of 2017 of $3,187,375. Gains were primarily attributable to the Master’s trading of commodity futures in livestock, metals and softs and were partially offset by losses in currencies, energy and grains. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the third quarter of 2016 of $6,194,441. Losses were primarily attributable to the Master’s trading of commodity futures in energy, grains, livestock and metals, and were partially offset by gains in currencies and softs.

The most significant gains were experienced within the livestock market during July and August from short lean hog positions as cash prices fell and forced long speculative investors to liquidate, which then drove prices down further. Additional gains in this sector were achieved during September from bullish live cattle positions as prices rose on technical buying and speculation that prices will rise during the fourth quarter because beef prices were relatively cheap when compared to pork. Within the soft commodities markets, gains were achieved from bullish coffee positions as prices rallied following concerns that the Brazilian crop may not meet expectations. In the metals complex, gains were recorded during September from short positions in copper futures as prices reversed lower amid signs of weakness in China’s economy and concern that copper’s previous run up in price may have been overextended. A portion of the Partnership’s gains for the quarter was offset by losses recorded within the grains sector during August and September from bullish wheat positions as prices declined after the United States Department of Agriculture reported a larger-than-expected Russian production number, which turned the global wheat ending stocks from potentially friendly to negative. Within the energy complex, losses were incurred from long positions in natural gas futures during July and the second half of September as prices decreased amid mild weather and speculation of an increase in stockpiles.

During the Partnership’s nine months ended September 30, 2017, the net asset value per Redeemable Unit for Class A decreased 2.6% from $1,335.70 to $1,300.56, as compared to an increase of 7.9% during the nine months ended September 30, 2016. During the Partnership’s nine months ended September 30, 2017, the net asset value per Redeemable Unit for Class Z decreased 1.2% from $1,000.00 to $988.46. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses during the nine months ended September 30, 2017 of $1,176,516. Gains were primarily attributable to the Master’s trading of commodity futures in grains, livestock, metals and softs and were partially offset by losses in currencies and energy. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses during the nine months ended September 30, 2016 of $15,191,531. Gains were primarily attributable to the Master’s trading of commodity futures in energy, grains and softs, and were partially offset by losses in currencies, livestock and metals.

The most significant losses were incurred within the energy complex during all three quarters from long positions in natural gas as prices decreased after mild weather throughout much of the U.S. reduced demand from homes and businesses. Additional losses in this complex were experienced during early June from long positions in crude oil as prices decreased as sentiment turned bearish after OPEC announced it would be extending production cuts, but would not make further reductions. The Partnership’s trading losses for the first nine months of the year were partially offset by trading gains achieved within the soft commodities during January from coffee and sugar positions both benefiting from higher prices. Additional gains in soft commodities were experienced during June from long cocoa positions as prices moved higher due to flood conditions and unrest in the Ivory Coast. During July, gains were achieved in this sector from bullish coffee positions as prices rallied following concerns that the Brazilian crop may not meet expectations. Gains within the livestock market were experienced during July and August from short lean hog positions as cash prices fell and forced long speculative investors to liquidate. Additional gains were achieved during September from long live cattle positions. Within the grains markets, gains were recorded during January and February from long wheat futures positions as prices rose after the release of industry reports which indicated an improved outlook for U.S. exports and that U.S. farmers may allocate fewer acres in 2017. Additional gains were experienced within the grains throughout the second quarter from long wheat futures positions as prices increased amid weather related concerns. During July, gains were recorded within this sector from long positions in soybean futures. Gains within the metals complex were experienced during February from long nickel futures positions as prices rallied due to mine closures in the Philippines. Further gains in the metals complex were achieved during September from short positions in copper futures as prices reversed lower amid signs of weakness in China’s economy and concern that copper’s previous run up in price may have been overextended.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2016, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All other interest income will be retained by the Partnership and/or the Master, as applicable. Interest income allocated from the Master for the three and nine months ended September 30, 2017 increased by $143,967 and $351,058, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher interest rates during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master or MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2017 decreased by $143,910 and $399,539, respectively, as compared to the corresponding periods in 2016. This decrease is due to lower average net assets attributable to Class A Redeemable Units during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2017 decreased by $86,484 and $238,226, respectively, as compared to the corresponding periods in 2016. This decrease is due to lower average net assets per Class during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2017 decreased by $69,187 and $190,581, respectively, as compared to the corresponding periods in 2016. This decrease is due to lower average net assets per Class during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees paid for the three and nine months ended September 30, 2017 and 2016. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2017 and December 31, 2016, and the highest, lowest and average value during the three months ended September 30, 2017 and during the twelve months ended December 31, 2016. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of September 30, 2017, the Master’s total capitalization was $98,679,531 and the Partnership owned approximately 88.3% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2017 was as follows:

		September 30, 2017
			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$3,950,232	4.00%	$3,950,232	$1,066,036	$ 2,501,469
Grains	1,815,657	1.84	3,480,889	342,862	2,111,612
Livestock	943,019	0.96	1,531,671	204,061	908,719
Softs	1,369,745	1.39	1,550,534	190,278	967,558

Total	$8,078,653	8.19%

*     Average of month-end Values at Risk.

      As of December 31, 2016, the Master’s total capitalization was $119,845,540 and the Partnership owned approximately 88.1% of the Master. The Partnership invested substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2016 was as follows:

		December 31, 2016

			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$1,198,869	1.00%	$6,847,316	$31,218	$ 1,716,968
Grains	701,140	0.59	3,398,503	29,700	1,312,854
Softs	66,475	0.06	1,069,920	56,470	366,104

Total	$1,966,484	1.65%

*	Annual average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013, and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2016 Audited Financial Statement and MS&Co’s Mid-Year Financials as of June 30, 2017.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $47 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $47 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $232 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $232 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2017, there were no subscriptions of Redeemable Units. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act, and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests, including futures, option and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	1,152.7800	$1,311.69	N/A	N/A
August 1, 2017 - August 31, 2017	1,134.5890	$1,303.55	N/A	N/A
September 1, 2017 - September 30, 2017	1,339.6960	$1,300.56	N/A	N/A
	3,627.0650	$1,305.03

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

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

Date:	November 13, 2017

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer and Director (Principal Accounting Officer)

Date:	November 13, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.