Form 10-K
period 2017-12-31
Ceres Tactical Commodity L.P.
filed 2018-03-28
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes       No X

Limited Partnership Class A Redeemable Units with an aggregate value of $86,923,784 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2018, 51,560.7847 Limited Partnership Class A Redeemable Units were outstanding and 0.0000 Limited Partnership Class Z Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Ceres Tactical Commodity L.P. (formerly, Managed Futures Premier Aventis II L.P., and prior to January 30, 2013, Bristol Energy Fund L.P.) (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of commodity interests on U.S. and international futures, options on futures and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner (as defined below). Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have significant exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The commodity interests that are traded by the Partnership, directly or indirectly through its investment in the Funds (as defined below) are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. During the initial offering period, the Partnership sold 11,925 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Subscriptions and redemptions of Redeemable Units and general partner contributions and redemptions for the years ended December 31, 2017, 2016 and 2015 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC. (“MSSB Holdings”). Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings.

On December 1, 2005, the Partnership allocated substantially all of its capital to CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. On January 31, 2013, the Partnership fully redeemed its investment in SandRidge Master. On February 1, 2013, the Partnership allocated substantially all of its capital to MB Master Fund L.P. (“MB Master”), a limited partnership organized under the partnership laws of the State of Delaware. References to the “Master” herein refer to SandRidge Master and/or MB Master, as applicable. Effective January 1, 2018, the Partnership allocated a portion of its assets to CMF Harbour Square Master Fund LLC (“Harbour Square Master”). MB Master and Harbour Square Master will collectively be referred to as the “Funds.”

During the years ended December 31, 2017, 2016 and 2015, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker. The Partnership and the Master also deposit a portion of their cash in non-trading bank accounts at JPMorgan Chase Bank, N.A. (“JPMorgan”).

Prior to its termination on January 15, 2013, SandRidge Capital, L.P. (“SandRidge”) made all trading decisions for the Partnership. From February 1, 2013 until December 31, 2017, all trading decisions were made by Aventis Asset Management, LLC (“Aventis”). A description of the trading activities and focus of Aventis is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” On January 1, 2018, the Partnership allocated a portion of its assets to Millburn Ridgefield Corporation (“Millburn”), Ospraie Management LLC (“Ospraie”), and Harbour Square Capital Management LLC (each, including Aventis, an “Advisor” and, collectively, with Aventis, the “Advisors”), each of which is a registered commodity trading advisor. Also effective January 1, 2018, all trading decisions are made for the Partnership by the Advisors either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or CGM, and are not responsible for the organization or operation of the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. References herein to an “Advisor” or the “Advisors” may also include, as relevant, SandRidge.

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

For the period January 1, 2017 through December 31, 2017, the approximate average market sector distribution for the Partnership was as follows:

Prior to the close of business on December 31, 2017 and as of December 31, 2016, the Partnership owned approximately 89.3% and 88.1%, respectively, of MB Master. The performance of the Partnership was directly affected by the performance of the Master and will be directly affected by the performance of the Funds.

The Funds’ and the Partnership’s Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the years ended December 31, 2017, 2016 and 2015, the Master engaged in such trading through a commodity brokerage account maintained with MS&Co. During prior periods included in this report, the Master also engaged in such trading through a commodity brokerage account maintained with CGM.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership, in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The Partnership will be liquidated upon the first of the following to occur: December 31, 2055; the net asset value per Redeemable Unit decreases to less than $400 as of a close of any business day; or under certain circumstances as set forth in the limited partnership agreement of the Partnership, as amended and restated from time to time (the “Limited Partnership Agreement.”) In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly fee (“General Partner fee”) in return for its services to the Partnership equal to 1/12 of 1.0% (1.0% per year) of month-end net assets per Class, for each outstanding Class. Prior to October 1, 2014, the Partnership paid the General Partner a General Partner fee equal to 1/12 of 0.5% (0.5% per year) of month-end net assets of the Partnership. Month-end net assets, for the purpose of calculating General Partner fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee/profit share allocation accrual, the General Partner fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

The General Partner, on behalf of the Partnership, entered into a management agreements (each, a “Management Agreement”) with the Advisors, each of which is a registered commodity trading advisor. The Partnership pays Aventis a monthly fee for professional management services equal to 1/12 of 1.25% (1.25% per year) of month-end net assets per Class, for each outstanding Class, allocated to Aventis. Prior to March 1, 2014, the Partnership paid Aventis a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets allocated to Aventis. Prior to its termination effective January 15, 2013, SandRidge was paid a monthly management fee equal to 1/12 of 2% (2% per year) of month-end net assets allocated to SandRidge. Month-end net assets, for the purpose of calculating management fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee/profit share allocation accrual, the General Partner fee and any redemptions or distributions as of the end of such month. The Management Agreement with Aventis can be terminated upon notice by either party.

In addition, the Partnership is obligated to pay Aventis an incentive fee equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned on behalf of the Partnership during each calendar quarter. The incentive fee will be allocated proportionally to each Class based on the net asset value of the respective Class. Aventis will not be paid incentive fees until Aventis recovers the net loss incurred and earns additional new trading profits for the Partnership. Prior to its termination effective January 15, 2013, SandRidge was a special limited partner of the Partnership and received a quarterly profit share allocation to its capital account in the Partnership in the form of Redeemable Units of the Partnership, the value of which was equal to 20% of the New Trading Profits. Aventis, Millburn, Ospraie and Harbour Square are not special limited partners and do not receive profit share allocations.

Prior to and during part of the third quarter of 2013, the Partnership was party to a customer agreement with CGM (the “CGM Customer Agreement”). During the third quarter of 2013, the Partnership entered into a customer agreement with MS&Co. (the “MS&Co. Customer Agreement”) and, during the fourth quarter of 2013, a Selling Agent Agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). The Partnership has terminated the CGM Customer Agreement.

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 3.75% per year of month-end net assets, in lieu of brokerage fees on a per trade basis. Month-end net assets, for the purpose of calculating brokerage fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, monthly management fee, incentive fee/profit share allocation accrual, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) through its investment in the Master. The CGM clearing fees were allocated to the Partnership based on its proportionate share of the Master. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate was determined.

Under the MS&Co. Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) directly and indirectly through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of each Fund. MS&Co. clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s accounts at MS&Co. The Partnership’s assets not held in the Funds’ brokerage accounts at MS&Co. are deposited in the Partnership’s brokerage accounts at MS&Co. and/or in non-trading accounts at JPMorgan. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by CFTC regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2016, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the monthly ongoing selling agent fee was paid at a rate equal to 3.75% per year of month-end net assets for Class A Redeemable Units. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to a rate equal to 2.5% per year of month-end net assets for Class A Redeemable Units. Effective October 1, 2014, the monthly ongoing selling agent fee was reduced to a rate equal to 2.0% per year of month-end net assets for Class A Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A Redeemable Units. Month-end net assets, for the purpose of calculating ongoing selling agent fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, incentive fee accrued, the General Partner fee and other expenses and redemptions or distributions as of the end of such month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

Generally, a limited partner in the Funds withdraws all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner in the Funds elects to redeem and informs the Funds. However, a limited partner in the Funds may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2017 was $69,715,774.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including but not limited to trading and transaction fees, ongoing selling agent fees, General Partner fees and management fees.

An investor’s ability to redeem Redeemable Units is limited.

An investor’s ability to redeem Redeemable Units is limited and no market exists for the Redeemable Units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and the Partnership’s/Funds’ commodity broker are affiliates;

2.	The Advisors, the Partnership’s/Funds’ commodity broker, the General Partner and their respective principals and affiliates may trade in commodity interests for their own accounts;

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account; and

4.	The General Partner, on behalf of the Partnership, may purchase money market mutual fund shares from mutual funds affiliated and/or unaffiliated with the General Partner.

Investing in Redeemable Units might not provide the desired diversification of an investor’s overall portfolio.

One of the Partnership’s objectives is to add an element of diversification to a traditional stock and bond portfolio, but any benefit of portfolio diversification is dependent upon the Partnership/Funds achieving positive returns and such returns being independent of stock and bond market returns.

Past performance is no assurance of future results.

The Advisors’ trading strategies may not perform as they have performed in the past. The Advisors have from time to time incurred substantial losses in trading on behalf of clients.

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

The CFTC and U.S. exchanges have established “speculative position limits” on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most commodity exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisors believe that established speculative position and trading limits will not materially adversely affect trading for the Partnership. The trading instructions of an Advisor, however, may have to be modified, and positions held by the Partnership directly and indirectly through its investment in the Funds may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

In December 2016, the CFTC re-proposed new rules regarding speculative position limits, replacing a prior proposal from November 2013. These rules, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on an Advisor’s trading for the Partnership.

The General Partner, the Partnership and its Service Providers and their Respective Operations Are Potentially Vulnerable to Cyber-Security Attacks or Incidents.

Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s and/or the Funds’ ability to gather, process and communicate information efficiently and securely, without interruption.

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

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the General Partner nor the Partnership can control the cyber systems and cyber-security systems of the Advisors or other third-party service providers.

Tax Laws Are Subject To Change at Any Time.

Tax laws and court and IRS interpretations thereof are subject to change at any time, possibly with retroactive effect.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and is generally effective after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including, in the case of individuals, reducing the top federal income rate to 37%, and eliminating or limiting various deductions, including capping the deduction for state and local taxes at $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For corporations, the Tax Cuts and Jobs Act reduces the top corporate income tax rate to 21%.

The Partnership does not anticipate that a limited partner’s share of income from the Partnership will be eligible for the 20% deduction established by the Tax Cuts and Jobs Act for qualified business income. However, in certain limited circumstances unlikely to apply to the Partnership, a portion of a limited partner’s gain upon a taxable disposition of an interest in the Partnership or a complete withdrawal may be eligible for the deduction.

The Tax Cuts and Jobs Act makes numerous other large and small changes to the federal income tax rules that may affect the Partnership’s investors and may directly or indirectly affect the Partnership. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification, and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

Prospective investors are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals, and their potential effects on them based on their unique circumstances.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2017, 2016, 2015, 2014, and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2017 Audited Financial.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $38 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $38 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue remaining in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $88 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

(b) Holders. The number of holders of Redeemable Units as of February 28, 2018 was 930 for Class A Redeemable Units and 1 for Class Z Redeemable Units.

(c) Dividends. The Partnership did not declare any distributions in 2017 or 2016. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensatory Plans. None.

(e) Performance Graph. Not applicable.

(f) Recent Sales of Unregistered Securities – Use of Proceeds from Registered Securities. For the year ended December 31, 2017, there were subscriptions of 6,106.3820 Class A Redeemable Units totaling $8,154,804. For the year ended December 31, 2016, there were subscriptions of 2,045.3940 Class A Redeemable Units totaling $2,599,667. For the year ended December 31, 2015, there were subscriptions of 8,138.7880 Class A Redeemable Units totaling $11,394,455.

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

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	1,640.3450	$1,285.61	N/A	N/A
November 1, 2017 - November 30, 2017	2,756.4830	$1,276.93	N/A	N/A
December 1, 2017 - December 31, 2017	5,820.8140	$1,265.64	N/A	N/A
	10,217.6420	$1,271.89

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

Item 6. Selected Financial Data.

Total investment income, total expenses, total trading results, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 and net asset value per Redeemable Unit and total assets as of December 31, 2017, 2016, 2015, 2014 and 2013 were as follows:

	2017	2016	2015	2014	2013
Total investment income	$727,298	$233,243	$3,602	$34,622	$78,603
Total expenses	(5,609,943)	(7,857,986)	(11,487,773)	(15,284,432)	(19,989,866)
Total trading results	(163,000)	13,999,398	(4,099,362)	6,564,366	11,955,236

Net income (loss)	$(5,045,645)	$6,374,655	$(15,583,533)	$(8,685,444)	$(7,956,027)

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(70.06)	$67.32	$(129.88)	$(49.75)	$(43.18)

Class Z	$(33.24)	$-	$-	$-	$-

Net asset value per Redeemable Unit:
Class A	$1,265.64	$1,335.70	$1,268.38	$1,398.26	$1,448.01

Class Z	$966.76	$-	$-	$-	$-

Total assets	$77,823,076	$105,816,771	$137,909,370	$209,461,299	$266,296,505

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, directly and through its investment in the Funds, seeks to achieve capital appreciation through speculative trading in U.S. and international futures contracts, options on futures contracts and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner. Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have significant exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results.

The General Partner manages all business of the Partnership/Funds. The General Partner delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner engages a team of approximately 25 professionals, whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the Management Agreements; and

•	monitoring the activity of the Advisors.

In addition, the General Partner prepares, or assists the Administrator in preparing, the books and records and provides, or assists the Administrator in providing, the administrative and compliance services that are required by law or regulation, from time to time, in connection with the operation of the Partnership/Funds.

While the Partnership and the Funds have the right to seek lower commission rates from other commodity brokers at any time, the General Partner believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable and competitive.

Aventis Asset Management, LLC

As of December 31, 2017, Aventis served as the Partnership’s sole trading advisor. Aventis trades the Partnership’s assets in accordance with its Aventis Diversified Commodity Strategy. The Aventis Diversified Commodity Strategy is a proprietary trading program developed and refined by Aventis, which is the synthesis of disparate fundamental views and technical indicators overlaid with strict risk management policies on a position, sector and portfolio basis. Aventis has traded its Aventis Diversified Commodity Strategy for client accounts since September 2006. The Aventis Diversified Commodity Strategy has the following characteristics:

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

•	Directional Trading: Approximately 35% of the strategy is directional in nature utilizing outright and spread positions.

•	Short Term Trading: Approximately 5% of the strategy is involved in short term trading.

•	Markets Followed: The Aventis Diversified Commodity Strategy trades on behalf of the Partnership in the following markets, among others: grains, currencies, energies, softs, meats and metals.

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

The Aventis Diversified Commodity Strategy is a proprietary and confidential program, and the foregoing description is, of necessity, general and is not intended to be exhaustive. Consequently, an investor will not be able to determine the full details of the program, or whether the program is being followed. There can be no assurance that any trading strategy of Aventis will produce profitable results or will not result in losses. As a managed futures partnership, the Partnership’s performance is dependent upon the successful trading of the Advisors to achieve the Partnership’s objectives. It is the business of the General Partner to monitor an Advisor’s performance to assure compliance with the Partnership’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s objectives. Based on 2017 results, the General Partner believes that both Aventis and the Aventis Diversified Commodity Strategy meet the Partnership’s objectives.

(a)	Liquidity.

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank, expense reimbursement and equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2017.

To minimize the risk relating to low margin deposits, the Partnership/Funds follow certain trading policies, including:

(i)

The Partnership/Funds invest their assets only in commodity interests that the Advisors believe are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisors believe will permit them to enter and exit trades without noticeably moving the market.

(ii)

An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to such Advisor.

(iii)

The Partnership/Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)

The Partnership/Funds do not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership/Funds do not utilize borrowings other than short-term borrowings if the Partnership/Funds takes delivery of any cash commodities.

(vi)

The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. The terms “spread” and “straddle” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)

The Partnership/Funds will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

From January 1, 2017 through December 31, 2017, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 3.4%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer (or seller) of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Master’s current contracts are traded OTC, although contracts may be traded OTC in the future.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. The limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership and the Funds are exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short or written.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the periods covered by this report, as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s/Master’s counterparty was an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

During prior periods covered by this report, SandRidge concentrated the Partnership’s/Master’s trading in energy-related markets. Concentration in a limited number of commodity interests may have subjected the Partnership’s/Master’s account to greater volatility than if a more diversified portfolio of contracts had been traded on behalf of the Partnership/Master. Since February 1, 2013, the Advisors trade a more diversified portfolio of contracts on behalf of the Partnership/Funds.

As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees.

The General Partner monitors and attempts to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and believes, accordingly, that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swap and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data.” for further information on financial instrument risk included in the notes to the financial statements.)

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be held to maturity.

Other than the risks inherent in commodity futures, forwards, options and swaps trading, U.S. Treasury bills and money market mutual fund securities, the General Partner knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership shall cease trading operations and liquidate all open positions under certain circumstances, including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day.

(b)	Capital Resources.

(i)	The Partnership has made no material commitments for capital expenditures.

(ii)

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing fees, ongoing selling agent fees, management fees and General Partner fees. The level of these expenses is dependent upon trading performance and the level of net assets maintained. In addition, the amount of interest income earned by the Partnership is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings and/or redemptions from the Funds. For the year ended December 31, 2017, 28,163.7770 Class A Redeemable Units were redeemed totaling $36,425,540, 904.7535 General Partner Class A Redeemable Units were redeemed totaling $1,208,476 and 511.6350 Class Z General Partner Redeemable Units were redeemed totaling $500,000. For the year ended December 31, 2016, 28,502.4530 Class A Redeemable Units were redeemed totaling $37,302,216 and 406.1910 General Partner Class A Redeemable Units were redeemed totaling $531,594. For the year ended December 31, 2015, 48,591.4680 Class A Redeemable Units were redeemed totaling $65,921,944 and 426.7770 General Partner Class A Redeemable Units were redeemed totaling $596,636.

For the year ended December 31, 2017, there were subscriptions of 6,106.3820 Class A Redeemable Units totaling $8,154,804 and 1,307.5870 Class Z General Partner Redeemable Units totaling $1,307,587. For the year ended December 31, 2016, there were subscriptions of 2,045.3940 Class A Redeemable Units totaling $2,599,667. For the year ended December 31, 2015, there were subscriptions of 8,138.7880 Class A Redeemable Units totaling $11,394,455 and 89.2760 General Partner Class A Redeemable Units totaling $124,831.

(c) Results of Operations.

For the year ended December 31, 2017, the net asset value per Class A Redeemable Unit decreased 5.2% from $1,335.70 to $1,265.64 and the net asset value per Class Z Redeemable Unit decreased 3.3% from $1,000.00 to $966.76. For the year ended December 31, 2016, the net asset value per Class A Redeemable Unit increased 5.3% from $1,268.38 to $1,335.70. For the year ended December 31, 2015, the net asset value per Class A Redeemable Unit decreased 9.3% from $1,398.26 to $1,268.38.

The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses of $163,000 for the year ended December 31, 2017. Losses were primarily attributable to the Master’s trading of currencies and energy and were partially offset by gains in grains, livestock, metals and softs. The net trading gain or loss for the Partnership is discussed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter, the most meaningful losses were recorded within the energy complex during January and February from long futures positions in natural gas as prices decreased after mild weather throughout much of the U.S. reduced demand from homes and businesses. Losses in the soft commodities were experienced during February and March from long sugar positions as prices fell due to ample global supply. Additional losses were recorded during January from long cattle positions as prices moved lower. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the grains markets during January and February from long wheat positions as prices rose after the release of industry reports which indicated an improved outlook for U.S. exports and that U.S. farmers may allocate fewer acres in 2017. Additional, gains were recorded within the metals complex during February from long nickel as prices rallied.

During the second quarter, the most notable losses were recorded during May and June from long natural gas positions as prices decreased after mild temperatures throughout much of the U.S. reduced demand. Additional losses in this complex were experienced during early June from long positions in crude oil as prices decreased as sentiment turned bearish after the Organization of the Petroleum Exporting Countries (“OPEC”) announced it would be extending production cuts, but would not make further reductions. Losses were also recorded during April from short positions in cattle futures as prices rose significantly. A portion of the Partnership’s losses for the second quarter was offset by gains recorded within the grains sector from long wheat positions as prices increased throughout the quarter amid concerns that adverse weather in the U.S. Midwest would decrease crop yields. Within the soft commodities markets, additional gains were experienced from long cocoa position as prices moved higher.

During the third quarter, the Partnership recorded gains in the livestock market during July and August from short lean hog positions as cash prices fell and forced long speculative investors to liquidate, which then drove prices down further. Additional gains in this sector were achieved during September from bullish live cattle positions. Within the soft commodities markets, gains were achieved throughout the quarter from bullish coffee positions as prices rallied following concerns that the Brazilian crop may not meet expectations. Additional gains were recorded within the metals during September from short positions in copper futures. A portion of the Partnership’s gains for the third quarter was offset by losses recorded within the grains sector during August and September from bullish wheat positions as prices declined after the United States Department of Agriculture (“USDA”) reported a larger-than-expected Russian production number, which turned the global wheat ending stocks from potentially friendly to negative. Within the energy complex, losses were incurred from long positions in natural gas during July and the second half of the September as prices decreased amid mild weather and speculation of an increase in stockpiles.

During the fourth quarter, the most notable losses were incurred from long positions in natural gas as mild U.S. weather forecasts weighed on demand expectations and pushed prices lower. A portion of the Partnership’s losses for the fourth quarter was offset by gains experienced in the livestock sector as performance in cattle outweighed losses in hogs. Additional gains were recorded from long cocoa and copper positions during October.

The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses of $13,999,398 for the year ended December 31, 2016. Gains were primarily attributable to the Master’s trading of currencies, energy, grains, metals and softs, and were partially offset by losses in livestock.

The most significant gains were achieved within the energy complex during March and April from long futures positions in crude oil and oil distillates as prices increased due to the unwinding of short positions, U.S. dollar weakness, and a decline in the rate of U.S. stock builds. Additional gains in this complex were experienced during June from long positions in natural gas as prices increased after warmer-than-expected weather in the U.S. spurred speculation of a tightening market. During September, gains were achieved in the energies from long crude oil positions as prices increased after reports surfaced and were confirmed that OPEC would curtail oil production. During the last month of the year, the Partnership experienced gains in the energies from long positions in both natural gas and crude oil as prices rose after the supply and demand outlook improved in their respective markets. Within the soft commodities markets, gains were recorded during February, March, April, and September from long positions in sugar futures as prices advanced after industry reports indicated that the global sugar market could be headed to its first shortage in five years. Further gains in the sector were experienced during March from long coffee futures positions as prices were boosted by a combination of a stronger Brazilian real potentially reducing exports and concerns regarding dry weather in Colombian and Brazilian coffee growing regions. Additional gains in the soft commodities were achieved in early May from long coffee positions as prices rallied and again in June due to a stronger Brazilian currency and speculation that heavy rains may affect Brazilian harvest. Gains within the grain sector were experienced during January and March from long corn and wheat positions as prices rose after strong U.S. export sales reports and adverse weather conditions in Brazil. Additional gains were recorded within the grain sector during June from long soybean futures positions as prices rose after a USDA report reduced its crop estimates. Further gains were recorded during December from short positions in soybean futures as prices declined. Trading gains within the metals complex were experienced during March, May, and November from long and short gold positions as prices fluctuated with a risk-on and risk-off trading environment. A portion of the Partnership’s gains for the year was offset by losses incurred within the livestock markets during January, March, April, and June through September from long positions in live cattle as prices decreased amid ample supplies and cheaper alternative products.

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2016, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or each Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income allocated from the Master for the three and twelve months ended December 31, 2017 increased by $142,997 and $494,055, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher interest rates during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2017 decreased by $130,540 and $530,079, respectively, as compared to the corresponding periods in 2016. This decrease is due to lower average net assets attributable to Class A Redeemable Units during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2017 decreased by $78,166 and $316,392, respectively, as compared to the corresponding periods in 2016. This decrease is due to lower average net assets per Class during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

General Partner fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2017 decreased by $62,531 and $253,112, respectively, compared to the corresponding periods in 2016. This decrease is due to lower average net assets per Class during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

Incentive fees are based on the new trading profits generated by the Advisors at the end of the quarter, as defined in the respective Management Agreements with each Advisor. There were no incentive fees paid for the three and twelve months ended December 31, 2017 and 2016. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not earn an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns new trading profits for the Partnership.

The Partnership pays professional fees, which generally include professional fees made up of legal and accounting expenses, as well as certain offering costs and filing, administrative, reporting and data processing fees. Professional fees for the years ended December 31, 2017 and 2016 were $367,567 and $422,490, respectively.

The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses of $4,099,362 for the year ended December 31, 2015. Losses were primarily attributable to the Master’s trading of currencies, energy and metals, and were partially offset by gains in grains, livestock and softs.

The most significant losses were incurred within the metals complex during May through September from long nickel and copper futures positions as prices moved lower amid ample supply and concern that a slowdown in the Chinese economy would weaken demand. Within the energy sector, losses were recorded during August through December from long positions in crude oil and oil related products as prices decreased considerably due to high production in the U.S. and Middle East, which added to the growing global supply glut. Additional losses in energy were experienced during May from crude oil positions. Within the grain markets, losses were recorded during February from short positions in soybeans as prices increased after the USDA issued a surprising forecast that U.S. farmers would plant a smaller crop than in 2014. Additional losses were experienced during April from long positions in soybean and wheat futures as prices moved lower after the USDA released a report which indicated that U.S. grain stockpiles were at their highest levels in 28 years. Further losses in the sector were recorded during August and September from long corn and soybean positions as prices decreased following reports of strong U.S. crop yields and concern that China’s economic slowdown will reduce demand. During November, losses were recorded from long positions in corn futures as prices weakened following the release of USDA forecasts, which predicted that global grain inventories will reach record levels in 2016. The Partnership’s losses for the year were partially offset by gains experienced within the soft commodities during April and May from long positions in cocoa futures as prices rallied from weakness in the U.S. dollar and on reports of a fungus outbreak on cocoa farms in West Africa. Additional gains in this sector were experienced during September from long sugar futures positions as prices rose on concern that rain would disrupt the harvest in Brazil, the world’s top sugar producer. Further gains in soft commodities were experienced from long positions in coffee futures. Within the livestock markets, gains were experienced during January and February from short live cattle futures positions as prices declined due to the prospects of heavier cattle weights, increased U.S. imports and cheaper substitution products. Further gains in livestock were achieved during November from short positions in live cattle futures as prices decreased amid persistent worries about the strength of demand.

In the General Partner’s opinion, the Advisors continue to employ their trading methods in a consistent and disciplined manner and their results are consistent with the objectives of the Partnership and expectations for the Advisors’ respective programs. The General Partner continues to monitor the performance on a daily, weekly, monthly and annual basis to assure these objectives are met.

Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit or loss. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

(d) Off-balance Sheet Arrangements. None.

(e) Contractual Obligations. None.

(f) Operational Risk.

The Partnership/Funds are directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Funds are subject to increased risks with respect to their trading activities in emerging market instruments, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s/Funds’ ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, and in the markets where the Partnership and the Funds participate. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with the General Partner’s authorization, and that financial information utilized by the General Partner and communicated to external parties, including the Partnership’s Redeemable Unit holders, creditors and regulators, is free of material errors.

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

As of December 31, 2017, the Partnership’s most significant accounting policy was the valuation of its investment in the Master. The fair value of the investment in the Master was determined based on the Partnership’s (1) net contribution and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Master.

Additionally, the Master’s investments in futures, option and forward contracts and U.S. Treasury bills, as applicable, were carried at fair value. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Introduction

The Partnership/Funds are speculative commodity pools. The market sensitive instruments held by the Partnership/Funds are acquired for speculative trading purposes, and all or substantially all of the Partnership’s/Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s/Funds’ main line of business.

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements result in frequent changes in the fair value of the Partnership’s/Funds’ open positions and, consequently, in their earnings and cash balances. The Partnership’s/Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s/Funds’ open contracts and the liquidity of the markets in which they trade.

The Partnership/Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master’s past performance is not necessarily indicative of the Partnership’s/ Funds’ future results.

Materiality as used in this section is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s/Funds’ market sensitive instruments.

Quantifying the Partnership’s/Master’s Trading Value at Risk

The following quantitative disclosures regarding the Master’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

The Master’s risk exposure in the various market sectors traded by Aventis is quantified below in terms of Value at Risk. Due to the Master’s mark-to-market accounting, any loss in the fair value of the Master’s open portion is directly reflected in the Partnership’s earnings (realized or unrealized allocated from the Master).

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

The Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category prior to the close of business on December 31, 2017 and as of December 31, 2016, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Master have been included in calculating the figures set forth below.

Prior to the close of business on December 31, 2017, MB Master’s total capitalization was $86,775,202 and the Partnership owned approximately 89.3% of MB Master. The Partnership invested substantially all of its assets in MB Master. The Master’s Value at Risk as of December 31, 2017 was as follows:

		December 31, 2017
			Twelve Months Ended December 31, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$79,508	0.09%	$5,489,054	$-	$1,623,836
Grains	416,089	0.48	3,480,889	56,160	865,520
Livestock	37,274	0.04	1,531,671	-	391,711
Softs	167,196	0.19	1,670,447	66,475	842,334

Total	$700,067	0.80%

*	Annual average of month-end Values at Risk.

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

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership/Funds is typically many times the applicable margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirements on short notice), as well as many times the capitalization of the Partnership/Funds. The magnitude of the Partnership’s/Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership/Funds to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Master — give no indication of this “risk of ruin.”

Non-Trading Risk

The Partnership/Funds have non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

A decline in short-term interest rates would result in a decline in the Partnership’s/Funds’ cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership’s market-sensitive instruments, in relation to the Partnership’s/Funds’ net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Master’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Master manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Master’s primary market risk exposures as well as the strategies used and to be used by the General Partner and Aventis for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Master’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Master. There can be no assurance that the Master’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Master as of December 31, 2017, by market sector.

Grains. The Master’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat accounted for the majority of the Master’s grain exposure as of December 31, 2017.

Softs. The Master’s trading risk exposure in soft commodities is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa accounted for the majority of the Master’s soft commodities exposure as of December 31, 2017.

Energy. The Master’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Livestock. The Master’s primary risk exposure in livestock is to fluctuations in hog prices.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and attempts to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject.

The General Partner monitors the Partnership’s/Funds’ performance and the concentration of open positions, and consults with the Advisors concerning the Partnership’s/Funds’ overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require an Advisor to close out positions as well as enter positions traded on behalf of the Partnership/Funds. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Partnership’s/Funds’ market risk exposures.

The Advisors apply their own risk management policies to their trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors’ research of risk management often suggests ongoing modifications to their trading programs.

As part of the General Partner’s risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors’ portfolio balance and trading techniques. The Advisors are required to notify the General Partner of any material changes to their programs.

Item 8. Financial Statements and Supplementary Data.

CERES TACTICAL COMMODITY L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2017, 2016, and 2015; Statements of Financial Condition at December 31, 2017 and 2016; Statements of Income and Expenses for the years ended December 31, 2017, 2016 and 2015; Statements of Changes in Partners’ Capital for the years ended December 31, 2017, 2016 and 2015; and Notes to Financial Statements.

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

Ceres Managed Futures LLC 522 Fifth Avenue
New York, NY 10036
(855) 672-4468

Management’s Report on Internal Control over

Financial Reporting

The management of Ceres Tactical Commodity L.P (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Ceres Tactical Commodity L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2017 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC General Partner,	Ceres Managed Futures LLC General Partner,
Ceres Tactical Commodity L.P.	Ceres Tactical Commodity L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Ceres Tactical Commodity L.P.,

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition of Ceres Tactical Commodity L.P. (the “Partnership”) as of December 31, 2017, and the related statements of income and expenses and changes in partners’ capital for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017, and the results of its operations and the changes in its partners’ capital for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The statement of financial condition as of December 31, 2016, and the related statements of income and expenses and changes in partners’ capital for the years ended December 31, 2016 and 2015 were audited by another independent registered public accounting firm whose report, dated March 24, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Ceres Tactical Commodity L.P.:

We have audited the accompanying statements of financial condition of Ceres Tactical Commodity L.P. (formerly, Managed Futures Premier Aventis II L.P.) (the “Partnership”) as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ceres Tactical Commodity L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Ceres Tactical Commodity L.P.

Statements of Financial Condition

December 31, 2017 and 2016

	December 31,	December 31,
	2017	2016
Assets:
Investment in the Master, at fair value (Note 1)	$69,682,811	$105,585,464
Redemptions receivable from the Master	7,919,027	-
Cash at MS&Co. (Note 3c)	220,802	231,090
Cash at bank (Note 1)	436	217

Total assets	$77,823,076	$105,816,771

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3d)	$127,998	$176,361
Management fees (Note 3b)	80,706	109,799
General Partner fees (Note 3a)	64,565	87,839
Professional fees	216,978	233,661
Redemptions payable to General Partner (Note 6)	250,000	-
Redemptions payable to Limited Partners (Note 6)	7,367,055	1,776,067

Total liabilities	8,107,302	2,383,727

Partners’ Capital (Notes 1 and 6):
General Partner, Class A, 0.0000 and 904.7535 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	-	1,208,476
General Partner, Class Z, 795.9520 and 0.0000 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	769,492	-
Limited Partners, Class A, 54,475.3577 and 76,532.7527 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	68,946,282	102,224,568

Total partners’ capital (net asset value)	69,715,774	103,433,044

Total liabilities and partners’ capital	$77,823,076	$105,816,771

Net asset value per Redeemable Unit:
Class A	$1,265.64	$1,335.70

Class Z	$966.76	$-

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Investment Income:
Interest income allocated from the Master (Note 3c)	$727,298	$233,243	$3,602

Expenses:
Expenses allocated from the Master	1,273,261	2,366,798	3,254,349
Ongoing selling agent fees (Note 3d)	1,859,839	2,389,918	3,682,073
Management fees (Note 3b)	1,171,819	1,488,211	2,294,402
General Partner fees (Note 3a)	937,457	1,190,569	1,835,521
Professional fees	367,567	422,490	421,428

Total expenses	5,609,943	7,857,986	11,487,773

Net investment loss	(4,882,645)	(7,624,743)	(11,484,171)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	704,058	14,272,175	(2,595,140)
Net change in unrealized gains (losses) on open contracts allocated from the Master	(867,058)	(272,777)	(1,504,222)

Total trading results	(163,000)	13,999,398	(4,099,362)

Net income (loss)	$(5,045,645)	$6,374,655	$(15,583,533)

Net income (loss) per Redeemable Unit* (Note 7):
Class A	$(70.06)	$67.32	$(129.88)

Class Z	$(33.24)	$-	$-

Weighted average Redeemable Units outstanding:
Class A	71,151.3143	89,440.9985	133,134.7727

Class Z	1,159.9809	-	-

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2017, 2016 and 2015

			Class A		Class Z		Total
			Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2014			$202,875,359	145,090.9372	$-	-	$202,875,359	145,090.9372
Subscriptions - General Partner			124,831	89.2760	-	-	124,831	89.2760
Subscriptions - Limited Partners			11,394,455	8,138.7880	-	-	11,394,455	8,138.7880
Redemptions - General Partner			(596,636)	(426.7770)	-	-	(596,636)	(426.7770)
Redemptions - Limited Partners			(65,921,944)	(48,591.4680)	-	-	(65,921,944)	(48,591.4680)
Net income (loss)			(15,583,533)	-	-	-	(15,583,533)	-

Partners’ Capital, December 31, 2015			132,292,532	104,300.7562	-	-	132,292,532	104,300.7562
Subscriptions - Limited Partners			2,599,667	2,045.3940	-	-	2,599,667	2,045.3940
Redemptions - General Partner			(531,594)	(406.1910)	-	-	(531,594)	(406.1910)
Redemptions - Limited Partners			(37,302,216)	(28,502.4530)	-	-	(37,302,216)	(28,502.4530)
Net income (loss)			6,374,655	-	-	-	6,374,655	-

Partners’ Capital, December 31, 2016			103,433,044	77,437.5062	-	-	103,433,044	77,437.5062
Subscriptions - General Partner			-	-	1,307,587	1,307.5870	1,307,587	1,307.5870
Subscriptions - Limited Partners			8,154,804	6,106.3820	-	-	8,154,804	6,106.3820
Redemptions - General Partner			(1,208,476)	(904.7535)	(500,000)	(511.6350)	(1,708,476)	(1,416.3885)
Redemptions - Limited Partners			(36,425,540)	(28,163.7770)	-	-	(36,425,540)	(28,163.7770)
Net income (loss)			(5,007,550)	-	(38,095)	-	(5,045,645)	-

Partners’ Capital, December 31, 2017			$68,946,282	54,475.3577	$769,492	795.9520	$69,715,774	55,271.3097

Net asset value per Redeemable Unit:

2015:	Class A	$1,268.38

2016:	Class A	$1,335.70

2017:	Class A	$1,265.64

	Class Z	$966.76

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

1.	Organization:

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC. As of December 31, 2017, all trading decisions for the Partnership were made by Aventis Asset Management, LLC (the “Advisor”).

During the periods covered by this report, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in non-trading bank accounts at JPMorgan Chase Bank, N.A.

On February 1, 2013, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of Delaware. The Master permits accounts managed by the Advisor using its Aventis Diversified Commodity Strategy, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this structure should promote efficiency and economy in the trading process.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

The financial statements of the Master, including the Condensed Schedules of Investments, are attached to this report and should be read together with the Partnership’s financial statements.

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

Prior to the close of business on December 31, 2017 and as of December 31, 2016, the Partnership owned approximately 89.3% and 88.1%, respectively, of the Master. The performance of the Partnership is directly affected by the performance of the Master. Expenses to investors as a result of the investment in the Master are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2055; the net asset value per Redeemable Unit decreases to less than $400 as of a close of any business day; or under certain other circumstances as set forth in the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

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

b.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2017, 2016 and 2015, the Partnership carried no debt and all of the Partnership’s and the Master’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

d.

Partnership’s Investment. The Partnership carries its investment in the Master based on the Partnership’s (1) net contribution to the Master and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Master.

Master’s Investments. All commodity interests held by the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements” in the attached Master’s financial statements) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Master’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Master’s Statements of Income and Expenses. The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments due to fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Master’s Statements of Income and Expenses.

e.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2014 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

f.

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

g.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit for each Class is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 7, “Financial Highlights.”

Ceres Tactical Commodity L.P.

Notes to Financial Statements

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly General Partner fee in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of month-end Net Assets per Class, for each outstanding Class of the Partnership. Month-end Net Assets per Class, for the purpose of calculating the General Partner fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or MS&Co. and is not responsible for the organization or operation of the Partnership. The Partnership pays the Advisor a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets per Class, for each outstanding Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month.

The Advisor also receives an incentive fee, the value of which will be equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned on behalf of the Partnership during each calendar quarter. The Advisor’s incentive fee will be allocated proportionally to each Class based on the net asset value of the respective Class. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. The Management Agreement can be terminated upon notice by either party.

In allocating substantially all of the assets of the Partnership to the Advisor, the General Partner considers, among other factors, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) through its investment in the Master. Clearing fees are allocated to the Partnership based on its proportionate share of the Master. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Master’s accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash deposited by MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2016, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Partnership Customer Agreement may generally be terminated upon notice by either party.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

d.	Selling Agreement:

The Partnership has entered into a selling agreement (the “Selling Agreement”) with Morgan Stanley Wealth Management. Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2% per year of the Partnership’s adjusted month-end Net Assets of Class A Redeemable Units. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered or exempted financial advisors of Morgan Stanley Wealth Management who have sold Class A Redeemable Units in the Partnership. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, incentive fee accrual, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The Partnership invests substantially all of its assets through a “master-feeder” structure. The Partnership’s pro-rata share of the results of the Master’s trading activities are shown in the Partnership’s Statements of Income and Expenses.

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

See Note 5 of the Master’s financial statements for the determination of the fair value of the Master’s investments and related disclosures, including the fair value hierarchy pursuant to ASC-820, “Fair Value Measurement.”

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2017, 2016 and 2015 were as follows:

Class A	2017	2016	2015
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$(1.95)	$152.57	$(43.60)
Net investment loss	(68.11)	(85.25)	(86.28)

Increase (decrease) for the year	(70.06)	67.32	(129.88)
Net asset value per Redeemable Unit, beginning of year	1,335.70	1,268.38	1,398.26

Net asset value per Redeemable Unit, end of year	$1,265.64	$1,335.70	$1,268.38

	2017	2016	2015
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(5.4)%	(6.5)%	(6.4)%

Operating expenses	6.2%	6.7%	6.4%
Incentive fees	-%	-%	-%

Total expenses	6.2%	6.7%	6.4%

Total return:
Total return before incentive fees	(5.2)%	5.3%	(9.3)%
Incentive fees	-%	-%	-%

Total return after incentive fees	(5.2)%	5.3%	(9.3)%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the year. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Interest income allocated from the Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partner’s capital of the Partnership and include the income and expenses allocated from the Master.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

9.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than disclosed below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

On January 1, 2018, the Partnership allocated a portion of its assets to Millburn Ridgefield Corporation (“Millburn”), which will be managed and traded by Millburn through a managed account in the Partnership’s name pursuant to the Millburn Commodity Program.

On January 1, 2018, the Partnership allocated a portion of its assets to Ospraie Management LLC (“Ospraie”), which will be managed and traded by Ospraie through a managed account in the Partnership’s name pursuant to Ospraie’s Commodity Program.

On January 1, 2018, the Partnership allocated a portion of its assets to Harbour Square Capital Management LLC (“Harbour Square”), which was invested in CMF Harbour Square Master Fund LLC and will be traded by Harbour Square pursuant to Harbour Square’s Discretionary Energy Program.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2017 and 2016 is summarized below:

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017
Total investment income	$212,924	$207,396	$173,995	$132,983
Total expenses	(1,091,336)	(1,445,592)	(1,511,035)	(1,561,980)
Total trading results	(1,339,516)	3,187,375	(978,320)	(1,032,539)

Net income (loss)	$(2,217,928)	$1,949,179	$(2,315,360)	$(2,461,536)

Increase (decrease) in net asset value per Redeemable Unit of Class A	$(34.92)	$27.90	$(32.86)	$(30.18)

Increase (decrease) in net asset value per Redeemable Unit of Class Z	$(21.70)	$26.04	$(19.90)	$(17.68)

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Total investment income	$69,927	$63,429	$46,531	$53,356
Total expenses	(1,711,909)	(1,909,112)	(2,123,458)	(2,113,507)
Total trading results	(1,192,133)	(6,194,441)	18,415,586	2,970,386

Net income (loss)	$(2,834,115)	$(8,040,124)	$16,338,659	$910,235

Increase (decrease) in net asset value per Redeemable Unit of Class A	$(33.19)	$(94.23)	$183.41	$11.33

To the Limited Partners of

MB Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC General Partner,
MB Master Fund L.P.

Ceres Managed Futures LLC 522 Fifth Avenue
New York, NY 10036 855-672-4468

Report of Independent Registered Public Accounting Firm

To the General Partner of MB Master Fund L.P.,

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition of MB Master Fund L.P. (the “Partnership”), including the condensed schedule of investments as of December 31, 2017, and the related statements of income and expenses and changes in partners’ capital for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017, and the results of its operations and changes in its partners’ capital for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The statement of financial condition, including the condensed schedule of investments, as of December 31, 2016, and the related statements of income and expenses and changes in partners’ capital for the years ended December 31, 2016 and 2015 were audited by another independent registered public accounting firm whose report, dated March 24, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017, by correspondence with the custodian and brokers or by other appropriate auditing procedures where replies from brokers were not received. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of MB Master Fund L.P.:

We have audited the accompanying statements of financial condition of MB Master Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of MB Master Fund L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

MB Master Fund L.P.

Statements of Financial Condition

December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $24,980,354 at December 31, 2017 and 2016, respectively)	$-	$24,989,906
Unrestricted cash (Note 3c)	85,624,998	96,314,966
Restricted cash (Note 3c)	757,076	3,225,180
Net unrealized appreciation on open futures contracts	112,276	540,016
Options purchased, at fair value (premiums paid $871,324 and $4,100,580 at December 31, 2017 and 2016, respectively)	849,052	4,278,469

Total equity in trading account	87,343,402	129,348,537
Cash at bank (Note 1)	436	217
Expense reimbursement (Note 3c)	4,370	11,682

Total assets	$87,348,208	$129,360,436

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $585,448 and $1,111,935 at December 31, 2017 and 2016, respectively)	$533,767	$736,137
Accrued expenses:
Professional fees	39,239	31,494
Redemptions payable (Note 6)	9,405,675	8,747,265

Total liabilities	9,978,681	9,514,896

Partners’ Capital:
General Partner	-	-
Limited Partners	77,369,527	119,845,540

Total partners’ capital (net asset value)	77,369,527	119,845,540

Total liabilities and partners’capital	$87,348,208	$129,360,436

See accompanying notes to financial statements.

MB Master Fund L.P.

Condensed Schedule of Investments

December 31, 2017

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	95	$178,768	0.23%
Grains	971	(708,234)	(0.92)
Softs	307	(57,953)	(0.07)

Total futures contracts purchased		(587,419)	(0.76)

Futures Contracts Sold
Energy	80	(165,605)	(0.21)
Grains	821	860,106	1.11
Livestock	78	39,284	0.05
Softs	210	(34,090)	(0.04)

Total futures contracts sold		699,695	0.91

Net unrealized appreciation on open futures contracts		$112,276	0.15%

Options Purchased
Calls
Grains	51	$19,125	0.02%
Livestock	212	237,070	0.31
Softs	180	138,307	0.18
Puts
Livestock	434	436,490	0.57
Softs	110	18,060	0.02

Total options purchased (premiums paid $871,324)		$849,052	1.10%

Options Written
Calls
Livestock	139	$(311,340)	(0.41)%
Softs	132	(33,917)	(0.04)
Puts
Livestock	176	(188,510)	(0.24)

Total options written (premiums received $585,448)		$(533,767)	(0.69)%

See accompanying notes to financial statements.

MB Master Fund L.P.

Condensed Schedule of Investments

December 31, 2016

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	1,050	$913,118	0.77%
Grains	2,584	(603,782)	(0.50)
Livestock	64	(9,035)	(0.01)
Softs	1,027	101,453	0.08

Total futures contracts purchased		401,754	0.34

Futures Contracts Sold
Energy	754	(1,034,957)	(0.87)
Grains	2,022	1,104,320	0.92
Softs	483	68,899	0.06

Total futures contracts sold		138,262	0.11

Net unrealized appreciation on open futures contracts		$540,016	0.45%

Options Purchased
Calls
Energy	1,938	$472,920	0.39%
Grains	1,565	679,313	0.57
Livestock	824	879,120	0.73
Softs	1,888	1,688,119	1.41
Puts
Grains	468	228,150	0.19
Livestock	475	115,880	0.10
Softs	210	214,967	0.18

Total options purchased (premiums paid $4,100,580)		$4,278,469	3.57%

Options Written
Calls
Grains	197	$(41,863)	(0.03)%
Softs	1,274	(314,686)	(0.26)
Puts
Grains	468	(359,775)	(0.30)
Softs	164	(19,813)	(0.02)

Total options written (premiums received $1,111,935)		$(736,137)	(0.61)%

U.S. Government Securities				% of Partners’
Face Amount	Maturity Date	Description	Fair Value	Capital
$25,000,000	2/2/2017	U.S. Treasury bills, 0.41%* (Amortized cost of $24,980,354)	$24,989,906	20.85%

* Liquid non-cash held as collateral.

See accompanying notes to financial statements.

MB Master Fund L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Investment Income:
Interest income	$813,095	$277,605	$5,090

Expenses:
Clearing fees (Note 3c)	1,382,290	2,721,005	3,610,487
Professional fees	63,879	73,742	80,927

Total expenses	1,446,169	2,794,747	3,691,414
Expense reimbursements (Note 3c)	(109,988)	(203,079)	(141,378)

Net expenses	1,336,181	2,591,668	3,550,036

Net investment loss	(523,086)	(2,314,063)	(3,544,946)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	846,478	16,573,503	(3,595,305)
Net change in unrealized gains (losses) on open contracts	(952,781)	(240,661)	(1,527,908)

Total trading results	(106,303)	16,332,842	(5,123,213)

Net income (loss)	$(629,389)	$14,018,779	$(8,668,159)

See accompanying notes to financial statements.

MB Master Fund L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2017, 2016 and 2015

Partners’ Capital
Partners’ Capital, December 31, 2014	$228,148,871
Subscriptions	24,894,677
Redemptions	(84,987,618)
Distribution of interest income to feeder funds	(15,125)
Net income (loss)	(8,668,159)

Partners’ Capital, December 31, 2015	159,372,646
Subscriptions	9,852,158
Redemptions	(63,341,883)
Distribution of interest income to feeder funds	(56,160)
Net income (loss)	14,018,779

Partners’ Capital, December 31, 2016	119,845,540
Subscriptions	9,753,900
Redemptions	(50,797,523)
Distribution of interest income to feeder funds	(803,001)
Net income (loss)	(629,389)

Partners’ Capital, December 31, 2017	$77,369,527

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

On May 1, 2011 (commencement of trading operations), Commodity Advisors Fund L.P. (“Commodity Advisors”) allocated a portion of its capital to the Master. On December 1, 2011, Institutional Futures Portfolio L.P. (“Institutional”) and Morgan Stanley Spectrum Strategic L.P. (“Spectrum Strategic”) each allocated a portion of their capital to the Master. On February 1, 2013, Ceres Tactical Commodity L.P. (formerly, Managed Futures Premier Aventis II L.P.) (“Tactical Commodity”) allocated substantially all of its capital to the Master. On June 1, 2013, Managed Futures Custom Solutions Fund LP — Series A (formerly, Morgan Stanley Managed Futures Custom Solutions Fund LP – Series A) (“Custom Solutions”) allocated a portion of its capital to the Master. On December 31, 2016, Commodity Advisors redeemed its entire investment in the Master. Effective July 31, 2017, Custom Solutions terminated operations and fully redeemed its investment in the Master. Effective December 31, 2017, Institutional terminated operations and fully redeemed its investment in the Master. The Master permits commodity pools managed now and in the future by Aventis Asset Management, LLC (the “Advisor”) using the Aventis Diversified Commodity Strategy, a proprietary, discretionary trading system, to invest together in one trading vehicle.

During the periods covered by this report, the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Master also deposits a portion of its cash in a non-trading bank account at JPMorgan Chase Bank, N.A.

As of the close of business on December 31, 2017, the Master operated under a structure where its investors consist of Spectrum Strategic and Tactical Commodity (each a “Feeder”, and collectively, the “Funds”). References herein to a “Feeder” or the “Funds” may also include as relevant, reference to Commodity Advisors, Custom Solutions and Institutional. Institutional, Spectrum Strategic and Tactical Commodity each owned approximately 1.7%, 9.0% and 89.3% of the Master prior to the close of business on December 31, 2017, respectively. Institutional, Spectrum Strategic, Tactical Commodity and Custom Solutions each owned approximately 2.3%, 7.5%, 88.1% and 2.1% of the Master at December 31, 2016, respectively.

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

b.

Statement of Cash Flows. The Master has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2017, 2016 and 2015 the Master carried no debt and all of the Master’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

c.

Master’s Investments. All commodity interests held by the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Statements of Income and Expenses. The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Statements of Income and Expenses.

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of $183,012 (cost of $179,449) and $(215,708) (proceeds of $220,034) at December 31, 2017 and 2016, respectively.

d.

Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro-rata among the Funds at the time of such determination.

e.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses. The Master follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Master’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Master’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2014 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

MB Master Fund L.P.

Notes to Financial Statements

f.

Investment Company Status. Effective January 1, 2014, the Master adopted Accounting Standards Update 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Master has been deemed to be an investment company since inception. Accordingly, the Master follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

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

The Master has entered into a customer agreement with MS&Co. (the “Customer Agreement”). Under the Customer Agreement, the Master pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions. Further, all trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Master and allocated to the Funds. All other fees are borne by the Funds. All of the Master’s assets available for trading in commodity interests are deposited in the Master’s brokerage account at MS&Co. The Master’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by the Commodity Futures Trading Commission regulations. The Master’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2017 and 2016, the amount of cash held by the Master for margin requirements was $757,076 and $3,225,180, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Customer Agreement may generally be terminated upon notice by either party.

Spectrum Strategic’s General Partner administrative fees include clearing fees that are charged to the Master, and therefore, the Master receives monthly expense reimbursements that the General Partner is contractually obligated to pay on clearing fees incurred during such month, as shown in the Statements of Income and Expenses as expense reimbursements, based on the beginning of the month Partners’ capital allocation percentage for Spectrum Strategic’s investment in the Master.

MB Master Fund L.P.

Notes to Financial Statements

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement gives the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in the Statements of Financial Condition, as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2017 and 2016 were 6,469 and 9,621, respectively. The monthly average number of option contracts traded during the years ended December 31, 2017 and 2016 were 5,058 and 16,381, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2017 and 2016 were 52 and 0, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of December 31, 2017 and 2016, respectively:

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of
	Amounts	Financial	Financial	Financial	Cash Collateral
December 31, 2017	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$1,308,111	$(1,195,835)	$112,276	$-	$-	$112,276

Total assets	$1,308,111	$(1,195,835)	$112,276	$-	$-	$112,276

Liabilities
Futures	$(1,195,835)	$1,195,835	$-	$-	$-	$-

Total liabilities	$(1,195,835)	$1,195,835	$-	$-	$-	$-

Net fair value						$112,276	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of
	Amounts	Financial	Financial	Financial	Cash Collateral
December 31, 2016	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$3,722,941	$(3,182,925)	$540,016	$-	$-	$540,016

Total assets	$3,722,941	$(3,182,925)	$540,016	$-	$-	$540,016

Liabilities
Futures	$(3,182,925)	$3,182,925	$-	$-	$-	$-

Total liabilities	$(3,182,925)	$3,182,925	$-	$-	$-	$-

Net fair value						$540,016	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s non-exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Master is exposed to the amount shown in the Master’s Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

MB Master Fund L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of December 31, 2017 and 2016, respectively.

	December 31, 2017
Assets

Futures Contracts
Energy	$180,618
Grains	986,005
Livestock	57,201
Softs	84,287

Total unrealized appreciation on open futures contracts	1,308,111

Liabilities

Futures Contracts
Energy	(167,455)
Grains	(834,133)
Livestock	(17,917)
Softs	(176,330)

Total unrealized depreciation on open futures contracts	(1,195,835)

Net unrealized appreciation on open futures contracts	$112,276	*

Assets

Options Purchased
Grains	$19,125
Livestock	673,560
Softs	156,367

Total options purchased	$849,052	**

Liabilities

Options Written
Livestock	$(499,850)
Softs	(33,917)

Total options written	$(533,767)	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

MB Master Fund L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2017, 2016 and 2015.

Sector	2017		2016		2015

Currencies	$(8,804)		$7,546		$(34,668)
Energy	(6,256,780)		13,788,446		(1,963,043)
Grains	1,619,966		66,845		2,060,501
Livestock	2,048,168		(580,885)		1,370,997
Metals	488,773		24,529		(7,374,189)
Softs	2,002,374		3,026,361		817,189

Total	$(106,303)	*	$16,332,842	*	$(5,123,213)	*

*	This amount is in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Master considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2017 and 2016, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period. For the years ended December 31, 2017 and 2016, there were no transfers of assets or liabilities between Level 1 and Level 2.

MB Master Fund L.P.

Notes to Financial Statements

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,308,111	$1,308,111	$-	$-
Options purchased	849,052	849,052	-	-

Total assets	$2,157,163	$2,157,163	$-	$-

Liabilities
Futures	$1,195,835	$1,195,835	$-	$-
Options written	533,767	533,767	-	-

Total liabilities	$1,729,602	$1,729,602	$-	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$24,989,906	$-	$24,989,906	$-
Futures	3,722,941	3,722,941	-	-
Options purchased	4,278,469	4,278,469	-	-

Total assets	$32,991,316	$8,001,410	$24,989,906	$-

Liabilities
Futures	$3,182,925	$3,182,925	$-	$-
Options written	736,137	736,137	-	-

Total liabilities	$3,919,062	$3,919,062	$-	$-

6.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors who become limited partners on the first day of the month after their subscriptions are processed. Distributions are made on a pro-rata basis at the sole discretion of the General Partner. No distributions have been made to date. The General Partner does not intend to make any distributions of the Master’s profits, except for distribution of interest income to feeder funds, as applicable. Generally, a limited partner withdraws all or part of its capital contribution and undistributed profits, if any, from the Master as of the end of any month (the “Redemption Date”) after a request for redemption has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Master. However, a limited partner may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

MB Master Fund L.P.

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015

Ratios to Average Limited Partners’ Capital:

Net investment loss*	(0.5)%	(1.6)%	(1.7)%

Operating expenses before expense reimbursements	1.3%	2.0%	1.8%

Expense reimbursements	(0.1)%	(0.1)%	(0.1)%

Operating expenses after expense reimbursements	1.2%	1.9%	1.7%

Total return	(0.6) %	10.4%	(4.8)%

*	Interest income less total expenses, net of expense reimbursements.

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

Futures-style Options. The Master may trade futures-style option contracts. Unlike traditional option contracts, the premiums for futures-style option contracts are not received or paid upon the onset of the trade. The premiums are recognized and received or paid as part of the sales price when the contract is closed. Similar to a futures contract, variation margin for the futures-style option contract may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. Transactions in futures-style option contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Futures-style option contracts are presented as part of “Net unrealized appreciation on open futures contracts” or “Net unrealized depreciation on open futures contracts,” as applicable, in the Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on futures-style option contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

The General Partner monitors and attempts to mitigate the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

9.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through March 22, 2018, the date the financial statements were available to be issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Selected unaudited quarterly financial data for MB Master for the years ended December 31, 2017 and 2016 is summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2017 to	July 1, 2017 to	April 1, 2017 to	January 1, 2017 to
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$235,763	$232,212	$196,721	$148,399
Net expenses	(149,044)	(434,349)	(411,474)	(341,314)
Total trading results	(1,509,162)	3,661,231	(1,122,688)	(1,135,684)

Net income (loss)	$(1,422,443)	$3,459,094	$(1,337,441)	$(1,328,599)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2016 to	July 1, 2016 to	April 1, 2016 to	January 1, 2016 to
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$85,251	$75,048	$54,838	$62,468
Net expenses	(544,574)	(613,987)	(744,634)	(688,473)
Total trading results	(1,437,229)	(7,304,614)	21,601,411	3,473,274

Net income (loss)	$(1,896,552)	$(7,843,553)	$20,911,615	$2,847,269

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Patrick T. Egan, age 49, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 46, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Maureen O’Toole, age 60, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management, a financial services firm, since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

M. Paul Martin, age 59, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 58, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 50, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by the General Partner, which is responsible for the administration of the business affairs of the Partnership. The Partnership pays the General Partner a General Partner fee equal to an annual rate of 1.0% (paid monthly) of the Partnership’s net assets.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)    Security ownership of certain beneficial owners. As of February 28, 2018, the Partnership knows of one person who beneficially owns more than 5% of the Redeemable Units outstanding.

Amount and
	Name and	Nature of
	Address of	Beneficial	Percent of
Title of Class	Beneficial Ownership	Ownership	Class
Class A Redeemable Units	Dennis Bearden 10510 West Sam Houston Parkway South Houston, TX 77099-2848	5,413.8580	10.5%

(b)     Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2017:

		(3) Amount and
		Nature of
	(2)Name of	Beneficial	(4) Percent of
(1) Title of Class	Beneficial Owner	Ownership	Class
Class Z Redeemable Units	General Partner	795.9520	100.0%

(c)     Changes in control. None.

Item 13. Certain Relationships, Related Transactions and Director Independence.

(a)	Transactions with related persons. None.

(b)	Review, approval or ratification of transactions with related persons. Not applicable.

(c)    Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business.”, “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the year ended December 31, 2017 and Deloitte & Touche LLP (“Deloitte”) for the year ended December 31, 2016 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2017	$ 96,180
2016	$ 108,900

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY or Deloitte any amounts in 2017 and 2016, respectively, for professional services in connection with tax compliance, tax advice and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)     (1) Financial Statements:

Statements of Financial Condition at December 31, 2017 and 2016.

Statements of Income and Expenses for the years ended December 31, 2017, 2016 and 2015.

Statements of Changes in Partners’ Capital for the years ended December 31, 2017, 2016 and 2015.

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

3.2(a)	Fifth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on November 17, 2016 and incorporated herein by reference).

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

10.4(a)

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

(c)	Letter from the General Partner to Aventis Asset Management, LLC extending the Management Agreement through June 30, 2018 (filed herewith).

10.5

Management Agreement dated as of October 1, 2017, by and among the Partnership, the General Partner and Millburn Ridgefield Corporation (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 4, 2017 and incorporated herein by reference).

10.6

Management Agreement dated as of October 13, 2017, by and among the Partnership, the General Partner and Ospraie Management, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 19, 2017 and incorporated herein by reference).

10.7

Management Agreement dated as of January 1, 2018, by and among the Partnership, the General Partner and Harbour Square Capital Management LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 4, 2018 and incorporated herein by reference).

10.8(a)

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
Date: March 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Maureen O’Toole
Patrick T. Egan	Feta Zabeli	Maureen O’Toole
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2018	Date: March 28, 2018	Date: March 28, 2018

/s/ Steven Ross	/s/ M. Paul Martin	/s/ Matthew R. Graver
Steven Ross	M. Paul Martin	Matthew R. Graver
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2018	Date: March 28, 2018
Date: March 28, 2018

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to limited partners.

No proxy material has been sent to limited partners.