Form 10-Q
period 2018-03-31
Ceres Tactical Commodity L.P.
filed 2018-05-10
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes       No X

As of April 30, 2018, 50,251.9827 Limited Partnership Class A Redeemable Units were outstanding and 0.0000 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Commodity L.P.

Statements of Financial Condition

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets:
Investment in the Funds(1), at fair value	$25,882,474	$69,682,811
Redemptions receivable from the Funds(1)	904,385	7,919,027

Equity in trading account:
Unrestricted cash	36,487,123	220,802
Restricted cash	4,623,208	-
Net unrealized appreciation on open futures contracts	80,760	-
Options purchased, at fair value (premiums paid $544,707 and $0 at March 31, 2018 and December 31, 2017, respectively)	544,673	-

Total equity in trading account	41,735,764	220,802

Cash at bank (Note 1)	-	436
Interest receivable	52,863	-

Total assets	$68,575,486	$77,823,076

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$220,978	$-
Options written, at fair value (premiums received $1,292,620 and $0 at March 31, 2018 and December 31, 2017, respectively)	1,119,113	-
Accrued expenses:
Ongoing selling agent fees (Note 3d)	110,749	127,998
Management fees (Note 3b)	85,014	80,706
General Partner fees (Note 3a)	55,777	64,565
Incentive Fees	73,901	-
Professional fees	192,190	216,978
Redemptions payable to General Partner (Note 6)	50,000	250,000
Redemptions payable to Limited Partners (Note 6)	689,046	7,367,055

Total liabilities	$2,596,768	$8,107,302

Partners’ Capital: (Notes 1 and 6):
General Partner, Class Z, 745.0230 and 795.9520 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively	731,423	769,492
Limited Partners, Class A, 51,021.9667 and 54,475.3577 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively	65,247,295	68,946,282

Total partners’ capital (net asset value)	65,978,718	69,715,774

Total liabilities and partners’ capital	$68,575,486	$77,823,076

Net asset value per Redeemable Unit:
Class A	$1,278.81	$1,265.64

Class Z	$981.75	$966.76

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Condensed Schedule of Investments

March 31, 2018

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	38	$7,404	0.01%
Energy	1,083	1,614,742	2.45
Grains	455	(36,978)	(0.06)
Livestock	24	(30,510)	(0.05)
Metals	55	(272,496)	(0.41)
Softs	381	163,553	0.25

Total futures contracts purchased		1,445,715	2.19

Futures Contracts Sold
Energy	924	(1,232,550)	(1.87)
Grains	525	(13,706)	(0.02)
Livestock	41	36,470	0.06
Metals	91	21,559	0.03
Softs	591	(176,728)	(0.27)

Total futures contracts sold		(1,364,955)	(2.07)

Net unrealized appreciation on open futures contracts		$80,760	0.12%

Unrealized Appreciation on Open Forward Contracts
Metals	249	$670,428	1.02%

Total unrealized appreciation on open forward contracts		670,428	1.02

Unrealized Depreciation on Open Forward Contracts
Metals	213	(891,406)	(1.35)

Total unrealized depreciation on open forward contracts		(891,406)	(1.35)

Net unrealized depreciation on open forward contracts		$(220,978)	(0.33)%

Options Purchased
Calls
Grains	279	$253,400	0.38%
Metals	119	78,547	0.12

Total call options purchased (premiums paid $393,080)		331,947	0.50

Puts
Metals	65	201,366	0.31
Softs	34	11,360	0.02

Total put options purchased (premiums paid $151,627)		212,726	0.33

Total options purchased (premiums paid $544,707)		$544,673	0.83%

Options Written
Calls
Energy	35	$(34,650)	(0.05)%
Metals	127	(231,344)	(0.35)
Softs	69	(78,400)	(0.12)

Total call options written (premiums received $541,080)		(344,394)	(0.52)

Puts
Energy	21	(10,352)	(0.02)
Grains	141	(124,800)	(0.19)
Metals	205	(619,893)	(0.94)
Softs	27	(19,674)	(0.03)

Total put options written (premiums received $751,540)		(774,719)	(1.18)

Total options written (premiums received $1,292,620)		$(1,119,113)	(1.70)%

Investment in the Funds		Fair Value	% of Partners’ Capital
MB Master Fund L.P.		$8,698,720	13.18%
CMF Harbour Square Master Fund LLC		17,183,754	26.05

Total investment in the Funds		$25,882,474	39.23%

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Schedule of Investments

December 31, 2017

(Unaudited)

Investment in the Fund	Fair Value	% of Partners’ Capital
MB Master Fund L.P.	$69,682,811	99.95%

Total investment in the Fund	$69,682,811	99.95%

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Investment Income:
Interest income	$134,258	$-
Interest income allocated from the Funds	94,973	132,983

Total investment income	229,231	132,983

Expenses:
Expenses allocated from the Funds	77,543	325,146
Clearing fees related to direct investments	134,447	-
Ongoing selling agent fees	340,551	534,099
Management fees	260,270	336,570
General Partner fees	171,464	269,256
Incentive fees	73,901	-
Professional fees	90,656	96,909

Total expenses	1,148,832	1,561,980

Net investment loss	(919,601)	(1,428,997)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	575,189	-
Net realized gains (losses) on closed contracts allocated from the Funds	720,944	(790,896)
Net change in unrealized gains (losses) on open contracts	32,466	-
Net change in unrealized gains (losses) on open contracts allocated from the Funds	304,053	(241,643)

Total trading results	1,632,652	(1,032,539)

Net income (loss)	$713,051	$(2,461,536)

Net income (loss) per Redeemable Unit:*
Class A	$13.17	$(30.18)

Class Z	$14.99	$(17.68)

Weighted average Redeemable Units outstanding:
Class A	52,993.0067	80,809.4747

Class Z	795.9520	1,307.5870

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$68,946,282	54,475.3577	$769,492	795.9520	$69,715,774	55,271.3097
Redemptions - General Partner	-	-	(50,000)	(50.9290)	(50,000)	(50.9290)
Redemptions - Limited Partners	(4,400,107)	(3,453.3910)	-	-	(4,400,107)	(3,453.3910)
Net income (loss)	701,120	-	11,931	-	713,051	-

Partners’ Capital, March 31, 2018	$65,247,295	51,021.9667	$731,423	745.0230	$65,978,718	51,766.9897

Partners’ Capital, December 31, 2016	$103,433,044	77,437.5062	$-	-	$103,433,044	77,437.5062
Subscriptions - General Partner	-	-	1,307,587	1,307.5870	1,307,587	1,307.5870
Subscriptions - Limited Partners	8,104,804	6,067.8330	-	-	8,104,804	6,067.8330
Redemptions - General Partner	(1,208,476)	(904.7535)	-	-	(1,208,476)	(904.7535)
Redemptions - Limited Partners	(7,493,611)	(5,698.4590)	-	-	(7,493,611)	(5,698.4590)
Net income (loss)	(2,438,420)	-	(23,116)	-	(2,461,536)	-

Partners’ Capital, March 31, 2017	$100,397,341	76,902.1267	$1,284,471	1,307.5870	$101,681,812	78,209.7137

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Ceres Tactical Commodity L.P. (formerly, Managed Futures Premier Aventis II L.P.) (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of commodity interests on U.S. and international futures, options on futures and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner (as defined below). Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The commodity interests that are traded by the Partnership, directly or indirectly through its investment in the Funds (as defined below) are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds (as defined below)) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. During the initial offering period, the Partnership sold 11,925 redeemable units of limited partnership interest in the Partnership (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and is the trading manager (“Trading Manager”) of Harbour Square Master, as defined below. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

As of March 31, 2018 trading decisions are made for the Partnership by Aventis Asset Management, LLC (“Aventis”), Millburn Ridgefield Corporation (“Millburn”), Ospraie Management LLC (“Ospraie”), and Harbour Square Capital Management LLC (“Harbour Square”) (each, an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co. and are not responsible for the organization or operation of the Partnership.

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

During the reporting periods ended March 31, 2018 and 2017, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During the reporting period and prior periods included in this report, the Partnership/Funds also deposited a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

Millburn and Ospraie directly trade the Partnership’s assets allocated to each Advisor through managed accounts in the name of the Partnership, pursuant to Millburn’s Commodity Program and Ospraie’s Commodity Program, respectively.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

MB Master Fund L.P. (“MB Master”) and CMF Harbour Square Master Fund LLC (“Harbour Square Master”) have entered into futures brokerage account agreements with MS&Co and foreign exchange brokerage account agreements with MS&Co. MB Master and Harbour Square Master are collectively referred to as the “Funds.”

The Partnership’s/Funds’ trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Partnership/Funds engage in such trading through a commodity brokerage account maintained with MS&Co.

The Partnership has entered into futures brokerage account agreements with MS&Co. The Partnership, through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

The Partnership has entered into a selling agreement (as amended, the “Selling Agreement”) with Morgan Stanley Wealth Management. Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.0% per year of the Partnership’s adjusted month-end net assets of Class A Redeemable Units. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered or exempted financial advisors of Morgan Stanley Wealth Management who have sold Class A Redeemable Units in the Partnership. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2018, the results of its operations for the three months ended March 31, 2018 and 2017 and changes in partners’ capital for the three months ended March 31, 2018 and 2017. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s and Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment in the Funds. The Partnership carries its investment in the Funds based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Funds.

Partnership’/Funds’ Derivative Investments. All commodity interests of the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Funds’ Statements of Income and Expenses.

The Partnership/Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments due to fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses.

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&C. At March 31, 2018 and December 31, 2017, the amount of cash held for margin requirements was $4,623,208 and $0, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(30,321)(proceeds of $29,532) and $0 (cost of $0) as of March 31, 2018 and December 31, 2017, respectively.

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

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standard Update 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit for each Class is calculated in accordance with ASC 946, “Financial Services — Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2018 and 2017 were as follows:

Class A	Three Months Ended
	March 31,
	2018	2017
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$30.40	$(12.63)
Net investment loss	(17.23)	(17.55)

Increase (decrease) for the period	13.17	(30.18)
Net asset value per Redeemable Unit, beginning of period	1,265.64	1,335.70

Net asset value per Redeemable Unit, end of period	$1,278.81	$1,305.52

	Three Months Ended
	March 31,
	2018	2017
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.2)%	(5.6)%

Operating expenses	6.5%	6.1%
Incentive fees	0.1%	-%

Total expenses	6.6%	6.1%

Total return:
Total return before incentive fees	1.1%	(2.3)%
Incentive fees	(0.1)%	-%

Total return after incentive fees	1.0%	(2.3)%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (except for incentive fees, if applicable)

***	Interest income, including interest income allocated from the Funds, less total expenses, net of expense reimbursements.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Funds.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses. The Partnership also invests certain of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities is shown in the Statements of Income and Expenses.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The futures brokerage account agreements with MS&Co. give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures, forward and option contracts in the Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition, as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2018 were 4,231. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2018 were 365. The monthly average number of option contracts traded directly by the Partnership during the three months ended March 31, 2018 were 765.

There were no direct investments at December 31, 2017.

Trading and transaction fees are based on the number of trades executed by the Advisors for the Partnership/Funds and the Partnership’s respective percentage ownership of each Fund. All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds for indirect trading and allocated to the Funds’ limited partners/members, including the Partnership.

The following table summarizes the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2018.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
March 31, 2018	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
MS&Co.
Futures	$2,456,781	$(2,376,021)	$80,760	$-	$-	$80,760
Forwards	670,428	(670,428)	-	-	-	-

Total assets	$3,127,209	$(3,046,449)	$80,760	$-	$-	$80,760

Liabilities
MS&Co.
Futures	$(2,376,021)	$2,376,021	$-	$-	$-	$-
Forwards	(891,406)	670,428	(220,978)	-	-	(220,978)

Total liabilities	$(3,267,427)	$3,046,449	$(220,978)	$-	$-	$(220,978)

Net Fair Value						$(140,218)	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2018. As of December 31, 2017, no derivative instruments were held directly by the Partnership.

	March 31,
	2018
Assets
Futures Contracts
Currencies	$15,447
Energy	1,726,040
Grains	260,683
Livestock	37,290
Metals	46,561
Softs	370,760

Total unrealized appreciation on open futures contracts	2,456,781

Liabilities
Futures Contracts
Currencies	(8,043)
Energy	(1,343,848)
Grains	(311,367)
Livestock	(31,330)
Metals	(297,498)
Softs	(383,935)

Total unrealized depreciation on open futures contracts	(2,376,021)

Net unrealized appreciation on open futures contracts	$80,760	*

Assets
Forward Contracts
Metals	$670,428

Total unrealized appreciation on open forward contracts	670,428

Liabilities
Forward Contracts
Metals	(891,406)

Total unrealized depreciation on open forward contracts	(891,406)

Net unrealized depreciation on open forward contracts	$(220,978)	**

Assets
Options Purchased
Grains	$253,400
Metals	279,913
Softs	11,360

Total options purchased	544,673	***

Liabilities
Options Written
Energy	(45,002)
Grains	(124,800)
Metals	(851,237)
Softs	(98,074)

Total options written	$(1,119,113)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2018. During the three months ended March 31, 2017, no derivative instruments were traded directly by the Partnership.

	Three Months Ended
Sector	March 31, 2018
Currencies	$27,529
Energy	594,738
Grains	156,577
Interest Rates Non-U.S.	17,430
Livestock	183,019
Metals	(10,377)
Softs	(361,261)

Total	$607,655	*****

***** This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of off-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2018 and December 31, 2017 and for the periods ended March 31, 2018 and 2017, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,456,781	$2,456,781	$-	$-
Forwards	670,428	-	670,428	-
Options purchased	544,673	544,673	-	-

Total assets	$3,671,882	$3,001,454	$670,428	$-

Liabilities
Futures	$2,376,021	$2,376,021	$-	$-
Forwards	891,406	-	891,406	-
Options written	1,119,113	1,119,113	-	-

Total liabilities	$4,386,540	$3,495,134	$891,406	$-

6.	Investment in the Funds:

On February 1, 2013, the Partnership allocated substantially all of its capital to MB Master, a limited partnership organized under the partnership laws of the State of Delaware. MB Master permits accounts managed by Aventis using its Aventis Diversified Commodity Strategy, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of MB Master. Individual and pooled accounts currently managed by Aventis, including the Partnership, are permitted to be limited partners of MB Master. The General Partner and Aventis believe that trading through this master/feeder structure should promote efficiency and economy in the trading process.

On January 1, 2018, the Partnership allocated a portion of its assets to Harbour Square Master, a limited liability company organized under the limited liability company laws of the State of Delaware. Harbour Square Master permits accounts managed by Harbour Square using Harbour Square’s Discretionary Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the trading manager of Harbour Square Master. Individual and pooled accounts currently managed by Harbour Square, including the Partnership, are permitted to be members of Harbour Square Master. The Trading Manager and Harbour Square believe that trading through this structure should promote efficiency and economy in the trading process. The Trading Manager and Harbor Square have agreed that Harbour Square will trade the Fund’s assets allocated to Harbour Square Master at a level that is up to one and a half times the amount of the assets allocated. The amount of leverage may be changed in the future.

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2018.

The Funds’ and the Partnership’s trading of futures, forward and option contracts, as applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with MS&Co.

Generally, a limited partner/member in the Funds withdraws all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner/Trading Manager at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner/member elects to redeem and informs the Funds. However, a limited partner/member may request a withdrawal as of the end of any day if such request is received by the General Partner/Trading Manager at least three days in advance of the proposed withdrawal day.

Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level. All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and allocated to the Funds’ limited partners, including the Partnership. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

At March 31, 2018, the Partnership owned approximately 46.2% of MB Master and 61.4% of Harbour Square Master. Prior to the close of business on December 31, 2017, the Partnership owned approximately 89.3% of MB Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in Funds are approximately the same as if the Partnership traded directly and redemption rights are not affected.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables:

	March 31, 2018
	Total Assets	Total Liabilities	Total Capital
MB Master	$19,955,073	$1,147,584	$18,807,489
Harbour Square Master	29,086,498	1,158,643	27,927,855

	December 31, 2017
	Total Assets	Total Liabilities	Total Capital
MB Master	$87,348,208	$9,978,681	$77,369,527

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master	$5,533	$1,022,312	$1,027,845
Harbour Square Master	65,272	866,131	931,403

	For the three months ended March 31, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master	$(192,915)	$(1,135,684)	$(1,328,599)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following table:

	March 31, 2018		For the three months ended March 31, 2018
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
MB Master	13.18%	$8,698,720	$523,746	$49,218	$8,398	$466,130	Commodity Portfolio	Monthly
Harbour Square Master	26.05%	17,183,754	596,224	9,231	10,696	576,297	Commodity Portfolio	Monthly

Total		$25,882,474	$1,119,970	$58,449	$19,094	$1,042,427

	December 31, 2017		For the three months ended March 31, 2017
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
MB Master	99.95%	$69,682,811	$(899,556)	$310,998	$14,148	$(1,224,702)	Commodity Portfolio	Monthly

Total		$69,682,811	$(899,556)	$310,998	$14,148	$(1,224,702)

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.7% to 8.2% of the Partnership’s/Funds’ contracts are traded OTC.

Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Partnership’s and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Partnership’s/Funds’ Statements of Income and Expenses.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

Options. The Partnership and the Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Partnership’s/Funds’ Statements of Financial Condition and marked-to-market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Partnership’s/Funds’ Statements of Financial Condition and marked-to-market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees.

Futures-style options. The Partnership/Funds may trade futures-style option contracts. Unlike traditional option contracts, the premiums for futures-style option contracts are not received or paid upon the onset of the trade. The premiums are recognized and received or paid as part of the sales price when the contract is closed. Similar to a futures contract, variation margin for the futures-style option contract may be made or received by the Partnership/Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership/Funds. Transactions in futures-style option contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Futures-style option contracts are presented as part of “Net unrealized appreciation on open futures contracts” or “Net unrealized depreciation on open futures contracts,” as applicable, in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on futures-style option contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership and the Funds are exposed to market risk equal to the value of the futures and forward contracts held and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as MS&Co., an MS&Co. affiliate or JPMorgan are counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of Partnership’s/Funds’ business, these instruments may not be held to maturity.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

In the ordinary course of business, the Partnership/Funds enter into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s/Funds’ maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership/Funds. The Partnership/Funds consider the risk of any future obligation relating to these indemnifications to be remote.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in the trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value, if applicable, (iv) cash at bank and (v) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investment and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2018.

The Partnership’s/Funds’ investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership’s/Funds’ from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s assets.

Other than the risks inherent in commodity futures, forward, options, swaps and other derivatives trading and U.S. Treasury bills and money market mutual fund securities, the Partnership and the Funds know of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s or the Funds’ liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of capital contributions of the partners, as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2018, Partnership capital decreased 5.4% from $69,715,774 to $65,978,718. This decrease was attributable to redemptions of 3,453.3910 Class A limited partner Redeemable Units totaling $4,400,107 and redemptions of 50.9290 Class Z General Partner Redeemable Units totaling $50,000, which was partially offset by a net income of $713,051. Future redemptions can impact the amount of funds available for investment in the Funds in subsequent periods.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s or the Funds’ capital resource arrangements at the present time.

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

The Partnership/Funds record all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2018, the net asset value per Redeemable Unit for Class A increased 1.0% from $1,265.64 to $1,278.81, as compared to a decrease of 2.3% in the first quarter of 2017. During the Partnership’s first quarter of 2018, the net asset value per Redeemable Unit for Class Z increased 1.6% from $966.76 to $981.75, as compared to a decrease of 1.8% in the first quarter of 2017. The Partnership/Funds experienced a net trading gains before fees and expenses during the first quarter of 2018 of $1,632,652. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains and livestock and were partially offset by losses in metals and softs. The Partnership, through its investment in MB Master, experienced a net trading loss before fees and expenses in the first quarter of 2017 of $1,032,539. Losses were primarily attributable to MB Master’s trading of commodity futures in currencies, energy, livestock and softs, and were partially offset by gains in grains and metals.

During the first quarter, the most notable gains were recorded during January and March from long positions in crude oil and its related products as prices advanced due to tensions in the Middle East and expectations OPEC will continue to curb oil production. Further gains were recorded from long positions in natural gas futures. In the agriculturals, gains were achieved primarily in January from long positions in the grain markets as damaging weather in the U.S. Midwest threatened to delay the upcoming planting season, pushing prices higher. Further gains were experienced during January from short positions in sugar and in March from short live cattle positions. The Partnership’s overall trading gains for the quarter were partially offset by trading losses within the metals sector from positions in industrial metals as prices weakened during March amid concerns of a burgeoning global trade war.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase not only the risks involved in commodity trading, but also the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other factors, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership/Funds expect to increase capital through operations.

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2016, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Fund, as applicable. Interest income earned for the three months ended March 31, 2018 increased by $96,248 as compared to the corresponding period in 2017. The increase in interest income was primarily due to higher interest rates during the three months ended March 31, 2018 as compared to the corresponding period in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2018 was $134,447. The Partnership did not trade directly during the three months ended March 31, 2017.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2018 decreased by $193,548, as compared to the corresponding period in 2017. This decrease was due to lower average net assets attributable to Class A Redeemable Units during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2018 decreased by $76,300, as compared to the corresponding period in 2017. This decrease was due to lower average net assets per Class during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other factors (i) selecting, appointing and terminating the Partnership’s commodity trading advisors and (ii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2018 decreased by $97,792, as compared to the corresponding period in 2017. This decrease was due to lower average net assets per Class during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Incentive fees are based on the new trading profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter or year, as applicable. Trading performance for the three months ended March 31, 2018 and 2017 resulted in incentive fees of $73,901 and $0, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to an Advisor and allocate assets to additional advisors at any time.

As of March 31, 2018 and December 31, 2017, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	March 31, 2018	March 31, 2018 (percentage of Partners’ Capital)	December 31, 2017	December 31, 2017 (percentage of Partners’ Capital)
Aventis	$8,731,488	13%	$69,715,774	100%
Harbour Square	17,183,754	26%	-	0%
Millburn	20,119,789	31%	-	0%
Ospraie	19,943,687	30%	-	0%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

Market movements result in frequent changes in the fair value of the Partnership’s/Funds’ open positions and, consequently, in their earnings and cash balances. The Partnership’s/Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s/Funds’ open positions and the liquidity of the markets in which they trade.

The Partnership/Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Funds’ past performance is not necessarily indicative of its future results.

Quantifying the Partnership’s and the Funds’ Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s/Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership/Funds account for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s/Funds’ open positions is directly reflected in the Partnership’s/Funds’ earnings and cash flow.

The Partnership’s/Funds’ risk exposure in the market sectors traded by the Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either the General Partner or the Advisors in their daily risk management activities.

“Value at Risk” is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Funds’ speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Funds’ attempts to manage its market risk.

Exchange margin requirements have been used by the Partnership/Funds as the measure of its Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The Advisors, with the exception of Millburn and Ospraie, currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. Millburn and Ospraie directly trade a managed account in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. the managed accounts in the Partnership’s name traded by Millburn and Ospraie) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2018. As of March 31, 2018, the Partnership’s total capitalization was $65,978,718.

March 31, 2018

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$6,356,044	9.64%
Currencies	102,042	0.15

Total	$6,458,086	9.79%

As of December 31, 2017, the Partnership’s only investment was its investment in MB Master.

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds by market category as of March 31, 2018 and prior to the close of business on December 31, 2017, and the highest, lowest and average values during the three months ended March 31, 2018 and the twelve months ended December 31, 2017. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2018, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2018

			Three Months Ended March 31, 2018
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$75,240	0.11%	$75,240	$-	$36,205
Energy	939,328	1.42	1,624,510	-	1,050,796
Grains	314,997	0.48	382,222	-	264,788
Livestock	37,510	0.06	525,054	-	206,262
Metals	3,055,750	4.63	3,055,750	-	2,189,738
Softs	1,228,680	1.86	1,281,082	-	701,614

Total	$5,651,505	8.56%

*	Average of month-end Values at Risk.

The Partnership did not trade directly as of December 31, 2017.

As of March 31, 2018, MB Master’s total capitalization was $18,807,489 and the Partnership owned approximately 46.2% of MB Master. As of March 31, 2018, MB Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to MB Master for trading) was as follows:

March 31, 2018

			Three Months Ended March 31, 2018
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$58,014	0.31%	$58,014	$-	$27,126
Energy	117,634	0.63	1,118,512	40,326	367,834
Grains	86,589	0.46	416,089	30,739	93,067
Livestock	156,991	0.83	496,459	-	277,986
Metals	107,800	0.57	112,310	-	55,257
Softs	341,895	1.82	341,895	43,548	269,511

Total	$868,923	4.62%

*	Average of month-end Values at Risk.

Prior to the close of business on December 31, 2017, MB Master’s total capitalization was $86,775,202 and the Partnership owned approximately 89.3% of MB Master. The Partnership invested substantially all of its assets in MB Master. MB Master’s Value at Risk as of December 31, 2017 was as follows:

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

As of March 31, 2018, Harbour Square Master’s total capitalization was $27,927,855 and the Partnership owned approximately 61.4% of Harbour Square Master. As of March 31, 2018, Harbour Square Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Harbour Square Master for trading) was as follows:

March 31, 2018

			Three Months Ended March 31, 2018
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$659,835	2.36%	$659,835	$-	$614,112

Total	$659,835	2.36%

*	Average of month-end Values at Risk.

The Partnership was not invested in Harbour Square Master as of December 31, 2017.

Item 4. Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division affirmed the lower court’s June 10, 2014 order. On October 3, 2017, the Appellate Division denied MS&Co.’s motion for leave to appeal to the New York court of Appeals. At March 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $89 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2018, there were no additional subscriptions. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures, options and forward contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	1,532.4800	$ 1,278.29	N/A	N/A
February 1, 2018 - February 28, 2018	1,382.0930	$ 1,267.72	N/A	N/A
March 1, 2018 - March 31, 2018	538.8180	$ 1,278.81	N/A	N/A
	3,453.3910	$ 1,274.14

*

Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities. — None.

Item 4.	Mine Safety Disclosures. — Not applicable.

Item 5.	Other Information. — None.

Item 6. Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 10, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 10, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.