Form 10-Q
period 2018-06-30
Ceres Tactical Commodity L.P.
filed 2018-08-09
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes      No X

As of July 31, 2018, 48,352.9367 Limited Partnership Class A Redeemable Units were outstanding, 500.0000 Limited Partnership Class D Redeemable Units were outstanding and 0.0000 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Commodity L.P.

Statements of Financial Condition

	June 30, 2018 (Unaudited)	December 31, 2017
Assets:

Investment in the Fund(s)(1), at fair value	$23,692,276	$69,682,811

Redemptions receivable from the Funds	490,073	7,919,027

Equity in trading account:
Unrestricted cash	38,141,858	220,802
Restricted cash	4,452,352	-
Options purchased, at fair value (premiums paid $940,987 and $0 at June 30, 2018 and December 31, 2017, respectively)	832,608	-

Total equity in trading account	43,426,818	220,802

Cash at bank	-	436
Interest receivable	55,474	-

Total assets	$67,664,641	$77,823,076

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$193,112	$-
Net unrealized depreciation on open forward contracts	51,899	-
Options written, at fair value (premiums received $1,408,106 and $0 at June 30, 2018 and December 31, 2017, respectively)	1,372,303	-
Accrued expenses:
Ongoing selling agent fees	108,825	127,998
Management fees	84,706	80,706
General Partner fees	54,773	64,565
Incentive Fees	354,687	-
Professional fees	210,814	216,978
Redemptions payable to General Partner	-	250,000
Redemptions payable to Limited Partners	1,185,606	7,367,055

Total liabilities	$3,616,725	$8,107,302

Partners’ Capital:
General Partner, Class Z, 745.0230 and 795.9520 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	744,456	769,492
Limited Partners, Class A, 48,881.9407 and 54,475.3577 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	63,303,460	68,946,282

Total partners’ capital (net asset value)	64,047,916	69,715,774

Total liabilities and partners’ capital	$67,664,641	$77,823,076

Net asset value per Redeemable Unit:
Class A	$1,295.03	$1,265.64

Class Z	$999.24	$966.76

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Condensed Schedule of Investments

June 30, 2018

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	28	$(42,984)	(0.07)%
Energy	865	2,435,188	3.80
Grains	619	(1,015,783)	(1.59)
Livestock	48	56,200	0.09
Metals	111	(152,926)	(0.24)
Softs	174	(58,540)	(0.08)

Total futures contracts purchased		1,221,155	1.91

Futures Contracts Sold
Energy	730	(2,062,904)	(3.22)
Grains	633	307,237	0.48
Livestock	46	(25,500)	(0.04)
Metals	39	37,503	0.06
Softs	196	329,397	0.51

Total futures contracts sold		(1,414,267)	(2.21)

Net unrealized depreciation on open futures contracts		$(193,112)	(0.30)%

Unrealized Appreciation on Open Forward Contracts
Metals	607	$2,819,788	4.40%

Total unrealized appreciation on open forward contracts		2,819,788	4.40

Unrealized Depreciation on Open Forward Contracts
Metals	633	(2,871,687)	(4.48)

Total unrealized depreciation on open forward contracts		(2,871,687)	(4.48)

Net unrealized depreciation on open forward contracts		$(51,899)	(0.08)%

Options Purchased
Calls
Energy	1	$150	0.00%*
Grains	123	48,288	0.08
Metals	205	371,487	0.58
Softs	8	12,775	0.02

Total call options purchased (premiums paid $607,913)		432,700	0.68

Puts
Metals	146	399,908	0.62

Total put options purchased (premiums paid $333,074)		399,908	0.62

Total options purchased (premiums paid $940,987)		$832,608	1.30%

Options Written
Calls
Grains	29	$(5,438)	(0.01)%
Metals	178	(526,732)	(0.82)

Total call options written (premiums received $727,347)		(532,170)	(0.83)

Puts
Energy	14	(23,686)	(0.04)
Grains	225	(298,125)	(0.47)
Metals	183	(518,322)	(0.80)

Total put options written (premiums received $680,759)		(840,133)	(1.31)

Total options written (premiums received $1,408,106)		$(1,372,303)	(2.14)%

Investment in the Funds		Fair Value	% of Partners’ Capital
MB Master Fund L.P.		$8,270,055	12.91%
CMF Harbour Square Master Fund LLC		15,422,221	24.08

Total investment in the Funds		$23,692,276	36.99%

*	Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Schedule of Investment

December 31, 2017

Investment in the Fund	Fair Value	% of Partners’ Capital
MB Master Fund L.P.	$69,682,811	99.95%

Total investment in the Fund	$69,682,811	99.95%

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$160,343	$-	$294,601	$-
Interest income allocated from the Fund(s)	102,901	173,995	197,874	306,978

Total investment income	263,244	173,995	492,475	306,978

Expenses:
Expenses allocated from the Funds	95,188	388,618	172,731	713,764
Clearing fees related to direct investments	141,217	-	275,664	-
Ongoing selling agent fees	333,832	482,194	674,383	1,016,293
Management fees	258,712	303,880	518,982	640,450
General Partner fees	168,010	243,105	339,474	512,361
Incentive fees	341,419	-	415,320	-
Professional fees	87,538	93,238	178,194	190,147

Total expenses	1,425,916	1,511,035	2,574,748	3,073,015

Net investment loss	(1,162,672)	(1,337,040)	(2,082,273)	(2,766,037)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	2,882,877	-	3,458,066	-
Net realized gains (losses) on closed contracts allocated from the Funds	144,570	(159,868)	865,514	(950,764)
Net change in unrealized gains (losses) on open contracts	(359,919)	-	(327,453)	-
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(642,747)	(818,452)	(338,694)	(1,060,095)

Total trading results	2,024,781	(978,320)	3,657,433	(2,010,859)

Net income (loss)	$862,109	$(2,315,360)	$1,575,160	$(4,776,896)

Net income (loss) per Redeemable Unit:*
Class A	$16.22	$(32.86)	$29.39	$(63.04)

Class Z	$17.49	$(19.90)	$32.48	$(37.58)

Weighted average Redeemable Units outstanding:
Class A	50,732.9224	73,967.7534	51,862.9645	77,388.6140

Class Z	745.0230	1,223.2407	770.4875	1,265.4138

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$68,946,282	54,475.3577	$769,492	795.9520	$69,715,774	55,271.3097
Subscriptions - Limited Partners	1,565,000	1,218.5560	-	-	1,565,000	1,218.5560
Redemptions - General Partner	-	-	(50,000)	(50.9290)	(50,000)	(50.9290)
Redemptions - Limited Partners	(8,758,018)	(6,811.9730)	-	-	(8,758,018)	(6,811.9730)
Net income (loss)	1,550,196	-	24,964	-	1,575,160	-

Partners’ Capital, June 30, 2018	$63,303,460	48,881.9407	$744,456	745.0230	$64,047,916	49,626.9637

Partners’ Capital, December 31, 2016	$103,433,044	77,437.5062	$-	-	$103,433,044	77,437.5062
Subscriptions - General Partner	-	-	1,307,587	1,307.5870	1,307,587	1,307.5870
Subscriptions - Limited Partners	8,129,804	6,086.9360	-	-	8,129,804	6,086.9360
Redemptions - General Partner	(1,208,476)	(904.7535)	(250,000)	(253.0390)	(1,458,476)	(1,157.7925)
Redemptions - Limited Partners	(18,696,366)	(14,319.0700)	-	-	(18,696,366)	(14,319.0700)
Net income (loss)	(4,734,222)	-	(42,674)	-	(4,776,896)	-

Partners’ Capital, June 30, 2017	$86,923,784	68,300.6187	$1,014,913	1,054.5480	$87,938,697	69,355.1667

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and is the trading manager (“Trading Manager”) of Harbour Square Master (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

As of June 30, 2018, all trading decisions are made for the Partnership by Aventis Asset Management, LLC (“Aventis”), Millburn Ridgefield Corporation (“Millburn”), Ospraie Management LLC (“Ospraie”) and Harbour Square Capital Management LLC (“Harbour Square”) (each, an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co. and are not responsible for the organization or operation of the Partnership.

As of June 13, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to October 31, 2016 were deemed “Class A Redeemable Units.” Class Z Redeemable Units were first issued on January 1, 2017. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units and Class Z Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to limited partners at its discretion. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that Class A Redeemable Units are subject to a monthly ongoing selling agent fee equal to 2.0% per year of the Partnership’s adjusted month-end assets of Class A Redeemable Units, Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 0.75% per year of the Partnership’s adjusted month-end assets of Class D Redeemable Units, and Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

During the reporting periods ended June 30, 2018 and 2017, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, the Partnership/Funds also deposited a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

Millburn and Ospraie directly trade the Partnership’s assets allocated to each Advisor through managed accounts in the name of the Partnership pursuant to Millburn’s Commodity Program and Ospraie’s Commodity Program, respectively.

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

The Partnership has entered into futures brokerage account agreements with MS&Co. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

The Partnership has entered into a selling agreement (as amended, the “Selling Agreement”) with Morgan Stanley Wealth Management. Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee at the rates described above. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered or exempted financial advisors of Morgan Stanley Wealth Management who have sold Class A Redeemable Units in the Partnership.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017 and changes in partners’ capital for the six months ended June 30, 2018 and 2017. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership, in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or redemptions and losses, if any.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s and Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment in the Funds. The Partnership carries its investment in the Funds based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Funds.

Partnership’s/Funds’ Derivative Investments. All commodity interests held by the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Funds’ Statements of Income and Expenses.

The Partnership/Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments due to fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses.

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2018 and December 31, 2017, the amount of cash held for margin requirements was $4,452,352 and $0, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $155,357 (cost of $165,223) and $0 (cost of $0) as of June 30, 2018 and December 31, 2017, respectively.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2018 and 2017 were as follows:

Class A	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$38.96	$(14.93)	$69.24	$(27.57)
Net investment loss	(22.74)	(17.93)	(39.85)	(35.47)

Increase (decrease) for the period	16.22	(32.86)	29.39	(63.04)
Net asset value per Redeemable Unit, beginning of period	1,278.81	1,305.52	1,265.64	1,335.70

Net asset value per Redeemable Unit, end of period	$1,295.03	$1,272.66	$1,295.03	$1,272.66

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.6)%	(5.7)%	(5.7)%	(5.6)%

Operating expenses	6.7%	6.4%	6.6%	6.2%
Incentive fees	0.5%	-%	0.6%	-%

Total expenses	7.2%	6.4%	7.2%	6.2%

Total return:
Total return before incentive fees	1.8%	(2.5)%	2.9%	(4.7)%
Incentive fees	(0.5)%	-%	(0.6)%	-%

Total return after incentive fees	1.3%	(2.5)%	2.3%	(4.7)%

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

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three and six months ended June 30, 2018 were 4,285 and 4,258, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three and six months ended June 30, 2018 were 1,272 and 818, respectively. The monthly average number of option contracts traded directly by the Partnership during the three and six months ended June 30, 2018 were 1,441 and 1,103, respectively.

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

The following table summarizes the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2018.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition

	Gross	Statements of	Statements of		Cash Collateral

	Amounts	Financial	Financial	Financial	Received/

June 30, 2018	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
MS&Co.
Futures	$3,377,038	$(3,377,038)	$-	$-	$-	$-
Forwards	2,819,788	(2,819,788)	-	-	-	-

Total assets	$6,196,826	$(6,196,826)	$-	$-	$-	$-

Liabilities
MS&Co.
Futures	$(3,570,150)	$3,377,038	$(193,112)	$-	$-	$(193,112)
Forwards	(2,871,687)	2,819,788	(51,899)	-	-	(51,899)

Total liabilities	$(6,441,837)	$6,196,826	$(245,011)	$-	$-	$(245,011)

Net fair value						$(245,011)	*

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of June 30, 2018. As of December 31, 2017, no derivative instruments were held directly by the Partnership.

	June 30, 2018
Assets
Futures Contracts
Energy	$2,469,180
Grains	414,541
Livestock	63,310
Metals	62,444
Softs	367,563

Total unrealized appreciation on open futures contracts	3,377,038

Liabilities
Futures Contracts
Currencies	(42,984)
Energy	(2,096,896)
Grains	(1,123,087)
Livestock	(32,610)
Metals	(177,867)
Softs	(96,706)

Total unrealized depreciation on open futures contracts	(3,570,150)

Net unrealized depreciation on open futures contracts	$(193,112)	*

Assets
Forward Contracts
Metals	$2,819,788

Total unrealized appreciation on open forward contracts	2,819,788

Liabilities
Forward Contracts
Metals	(2,871,687)

Total unrealized depreciation on open forward contracts	(2,871,687)

Net unrealized depreciation on open forward contracts	$(51,899)	**

Assets
Options Purchased
Energy	$150
Grains	48,288
Metals	771,395
Softs	12,775

Total options purchased	832,608	***

Liabilities
Options Written
Energy	(23,686)
Grains	(303,563)
Metals	(1,045,054)

Total options written	$(1,372,303)	****

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2018. During the three and six months ended June 30, 2017, no derivative instruments were traded directly by the Partnership.

Sector	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
Currencies	$(314,000)		$(286,471)
Energy	2,261,423		2,856,161
Grains	(600,462)		(443,885)
Interest Rates Non-U.S.	-		17,430
Livestock	141,540		324,559
Metals	412,631		402,254
Softs	621,826		260,565

Total	$2,522,958	*****	$3,130,613	*****

***** This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2018 and December 31, 2017 and for the periods ended June 30, 2018 and 2017, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,377,038	$3,377,038	$-	$-
Forwards	2,819,788	-	2,819,788	-
Options purchased	832,608	832,608	-	-

Total assets	$7,029,434	$4,209,646	$2,819,788	$-

Liabilities
Futures	$3,570,150	$3,570,150	$-	$-
Forwards	2,871,687	-	2,871,687	-
Options written	1,372,303	1,372,303	-	-

Total liabilities	$7,814,140	$4,942,453	$2,871,687	$-

6.	Investment in the Funds:

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

On January 1, 2018, the Partnership allocated a portion of its assets to Harbour Square Master, a limited liability company organized under the limited liability company laws of the State of Delaware. Harbour Square Master permits accounts managed by Harbour Square using Harbour Square’s Discretionary Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the trading manager of Harbour Square Master. Individual and pooled accounts currently managed by Harbour Square, including the Partnership, are permitted to be members of Harbour Square Master. The Trading Manager and Harbour Square believe that trading through this structure promotes efficiency and economy in the trading process. The Trading Manager and Harbour Square have agreed that Harbour Square will trade the Fund’s assets allocated to Harbour Square Master at a level that is up to 1.5 times the amount of the assets allocated. The amount of leverage may be changed in the future.

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2018.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

At June 30, 2018, the Partnership owned approximately 48.6% of MB Master and 57.9% of Harbour Square Master. Prior to the close of business on December 31, 2017, the Partnership owned approximately 89.3% of MB Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables:

	June 30, 2018
	Total Assets	Total Liabilities	Total Capital
MB Master	$18,290,522	$1,283,729	$17,006,793
Harbour Square Master	26,812,602	218,340	26,594,262

	December 31, 2017
	Total Assets	Total Liabilities	Total Capital
MB Master	$87,348,208	$9,978,681	$77,369,527

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master	$(6,603)	$(976,916)	$(983,519)
Harbour Square Master	76,151	9,930	86,081

	For the six months ended June 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master	$(1,070)	$45,396	$44,326
Harbour Square Master	141,423	876,061	1,017,484

	For the three months ended June 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master	$(214,753)	$(1,122,688)	$(1,337,441)

	For the six months ended June 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master	$(407,668)	$(2,258,372)	$(2,666,040)

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following table:

	June 30, 2018		For the three months ended June 30, 2018
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
MB Master	12.91%	$8,270,055	$(447,089)	$64,826	$8,211	$(520,126)	Commodity Portfolio	Monthly
Harbour Square Master	24.08%	15,422,221	51,813	12,081	10,070	29,662	Commodity Portfolio	Monthly

Total		$23,692,276	$(395,276)	$76,907	$18,281	$(490,464)

	June 30, 2018		For the six months ended June 30, 2018
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
MB Master	12.91%	$8,270,055	$76,657	$114,044	$16,609	$(53,996)	Commodity Portfolio	Monthly
Harbour Square Master	24.08%	15,422,221	648,037	21,312	20,766	605,959	Commodity Portfolio	Monthly

Total		$23,692,276	$724,694	$135,356	$37,375	$551,963

	December 31, 2017		For the three months ended June 30, 2017
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
MB Master	99.95%	$69,682,811	$(804,325)	$374,658	$13,960	$(1,192,943)	Commodity Portfolio	Monthly

Total		$69,682,811	$(804,325)	$374,658	$13,960	$(1,192,943)

	December 31, 2017		For the six months ended June 30, 2017
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
MB Master	99.95%	$69,682,811	$(1,703,881)	$685,656	$28,108	$(2,417,645)	Commodity Portfolio	Monthly

Total		$69,682,811	$(1,703,881)	$685,656	$28,108	$(2,417,645)

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

7.    Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s/Funds’ contracts are traded OTC, although contracts may be traded OTC in the future.

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

Class D Redeemable Units were first issued on July 1, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in the trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value, if applicable, (iv) cash at bank and (v) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investment and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2018.

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

For the six months ended June 30, 2018, Partnership capital decreased 8.1% from $69,715,774 to $64,047,916. This decrease was attributable to redemptions of 50.9290 Class Z General Partner Redeemable Units totaling $50,000 and redemptions of 6,811.9730 Class A limited partner Redeemable Units totaling $8,758,018 which was partially offset by net income of $1,575,160 and subscriptions of 1,218.5560 Class A limited partner Redeemable Units totaling $1,565,000. Future redemptions can impact the amount of funds available for investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2018, the net asset value per Redeemable Unit for Class A increased 1.3% from $1,278.81 to $1,295.03 as compared to a decrease of 2.5% in the second quarter of 2017. During the Partnership’s second quarter of 2018, the net asset value per Redeemable Unit for Class Z increased 1.8% from $981.75 to $999.24 as compared to a decrease of 2.0% in the second quarter of 2017. The Partnership/Funds experienced a net trading gain before fees and expenses during the second quarter of 2018 of $2,024,781. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, livestock, metals and softs and were partially offset by losses in currencies and grains. The Partnership, through its investment in MB Master, experienced a net trading loss before fees and expenses in the second quarter of 2017 of $978,320. Losses were primarily attributable to MB Master’s trading of commodity futures in currencies, energy, livestock and metals, and were partially offset by gains in grains and softs.

The most notable gains were recorded throughout the quarter from long positions in crude oil and its related products as prices advanced due to tensions in the Middle East and expectations of constrained supplies. In the soft commodities markets, gains were achieved primarily from short positions in cocoa futures as prices fell dramatically amid weakening demand and growing global supplies. Gains were also recorded within the metals complex primarily during April from long positions in palladium and aluminum as prices soared amid the possibility of sanctions against Russian metals exports. Smaller gains were experienced in livestock futures and options trading during May and June. The Partnership’s overall trading gains for the quarter were partially offset by trading losses primarily during June from long grain positions as prices fell amid favorable growing conditions within the U.S. and after China announced plans to levy tariffs on U.S. agricultural products.

During the Partnership’s six months ended June 30, 2018, the net asset value per Redeemable Unit for Class A increased 2.3% from $1,265.64 to $1,295.03 as compared to a decrease of 4.7% during the six months ended June 30, 2017. During the Partnership’s six months ended June 30, 2018, the net asset value per Redeemable Unit for Class Z increased 3.4% from $966.76 to $999.24 as compared to a decrease of 3.8% during the six months ended June 30, 2017. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2018 of $3,657,433. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, livestock, metals and softs and were partially offset by losses in currencies and grains. The Partnership, through its investment in MB Master, experienced a net trading loss before fees and expenses for the six months ended June 30, 2017 of $2,010,859. Losses were primarily attributable to MB Master’s trading of commodity futures in currencies, energy, livestock and softs and were partially offset by gains in grains and metals.

The most notable gains were recorded during much of the first half of the year from long positions in crude oil and its related products as prices advanced due to tensions in the Middle East and supply concerns. Further gains were also achieved from long positions in natural gas futures. Within the livestock markets, gains were experienced during March from short positions in live cattle as prices declined amid reduced demand. Gains were also recorded within the metals complex during February, April, and May from positions in gold, silver, aluminum, and palladium. Additional gains were achieved in the soft commodities markets, though a portion of these gains was offset by currency hedges. The Partnership’s overall trading gains for the first six months of the year were partially offset by trading losses primarily during June from long grain positions as prices fell amid favorable growing conditions within the U.S. and after China announced plans to levy tariffs on U.S. agricultural products.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2016, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Fund, as applicable. Interest income earned for the three and six months ended June 30, 2018 increased by $89,249 and $185,497, respectively, as compared to the corresponding periods in 2017. The increase in interest income was primarily due to higher interest rates during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2018 was $141,217 and $275,664, respectively. The Partnership did not trade directly during the three and six months ended June 30, 2017.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2018 decreased by $148,362 and $341,910, respectively, as compared to the corresponding periods in 2017. This decrease was due to lower average net assets attributable to Class A Redeemable Units during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2018 decreased by $45,168 and $121,468, respectively, as compared to the corresponding periods in 2017. This decrease was due to lower average net assets per Class during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other factors (i) selecting, appointing and terminating the Partnership’s commodity trading advisors and (ii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2018 decreased by $75,095 and $172,887, respectively, as compared to the corresponding periods in 2017. This decrease was due to lower average net assets per Class during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Incentive fees are based on the new trading profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter or year, as applicable. Trading performance for the three and six months ended June 30, 2018 resulted in incentive fees of $341,419 and $415,320, respectively. There was no trading performance for the three and six months ended June 30, 2017. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to an Advisor and allocate assets to additional advisors at any time.

As of June 30, 2018 and March 31, 2018, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

		June 30, 2018		March 31, 2018
		(percentage of		(percentage of
Advisor	June 30, 2018	Partners’ Capital)	March 31, 2018	Partners’ Capital)
Aventis	$8,302,751	13%	$8,731,488	13%
Harbour Square	15,422,221	24%	17,183,754	26%
Millburn	20,903,967	33%	20,119,789	31%
Ospraie	19,418,977	30%	19,943,687	30%

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2018. As of June 30, 2018, the Partnership’s total capitalization was $64,047,916.

	June 30, 2018
			% of Total
Market Sector		Value at Risk	Capitalization
Commodities		$5,225,749	8.16%
Currencies		59,289	0.09

Total		$5,285,038	8.25%

As of December 31, 2017, the Partnership’s only investment was its investment in MB Master.

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds by market category as of June 30, 2018 and prior to the close of business on December 31, 2017, and the highest, lowest and average values during the three months ended June 30, 2018 and the twelve months ended December 31, 2017. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2018, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

		June 30, 2018
			Three Months Ended June 30, 2018
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$55,440	0.09%	$112,860	$55,440	$87,120
Energy	986,235	1.54	1,371,808	694,159	1,053,954
Grains	1,487,022	2.32	1,663,797	180,847	717,870
Livestock	57,585	0.09	300,800	17,875	64,309
Metals	1,631,605	2.55	3,546,300	1,105,824	2,047,533
Softs	581,152	0.91	1,614,949	581,152	1,000,989

Total	$4,799,039	7.50%

*	Average of month-end Values at Risk.

The Partnership did not trade directly as of December 31, 2017.

As of June 30, 2018, MB Master’s total capitalization was $17,006,793, and the Partnership owned approximately 48.6% of MB Master. As of June 30, 2018, MB Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to MB Master for trading) was as follows:

		June 30, 2018
			Three Months Ended June 30, 2018
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$7,920	0.05%	$62,766	$-	$5,280
Energy	43,028	0.25	415,190	7,744	111,391
Grains	450,283	2.65	450,283	20,291	300,389
Livestock	112,472	0.66	237,001	-	45,013
Softs	124,743	0.73	424,037	14,233	83,952

Total	$738,446	4.34%

*	Average of month-end Values at Risk.

Prior to the close of business on December 31, 2017, MB Master’s total capitalization was $86,775,202, and the Partnership owned approximately 89.3% of MB Master. The Partnership invested substantially all of its assets in MB Master. MB Master’s Value at Risk as of December 31, 2017 was as follows:

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

As of June 30, 2018, Harbour Square Master’s total capitalization was $26,594,262, and the Partnership owned approximately 57.9% of Harbour Square Master. As of June 30, 2018, Harbour Square Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Harbour Square Master for trading) was as follows:

		June 30, 2018
			Three Months Ended June 30, 2018
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$219,542	0.83	$659,835	$-	$324,396

Total	$219,542	0.83%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, the Firm filed a motion for summary judgment and spoliation sanctions against CDIB. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raised claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On July 13, 2018, the parties reached an agreement in principle to settle the litigation.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2018, there were additional subscriptions of 1,218.5560 Class A Redeemable Units totaling $1,565,000. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures, options and forward contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	1,555.8710	$1,288.49	N/A	N/A
May 1, 2018 - May 31, 2018	887.2060	$1,316.02	N/A	N/A
June 1, 2018 - June 30, 2018	915.5050	$1,295.03	N/A	N/A
	3,358.5820	$1,297.55

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

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item	3. Defaults Upon Senior Securities. — None.

Item	4. Mine Safety Disclosures. — Not applicable.

Item	5. Other Information. — None.

Item 6. Exhibits.

3.2(b)	Amendment Number 1 to the Fifth Amended and Restated Limited Partnership Agreement, effective June 13, 2018 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on June 15, 2018 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 9, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	August 9, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.