Form 10-Q
period 2018-09-30
Ceres Tactical Commodity L.P.
filed 2018-11-08
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes X    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes      No X

As of October 31, 2018, 49,183.7427 Limited Partnership Class A Redeemable Units were outstanding, 600.0580 Limited Partnership Class D Redeemable Units were outstanding and 0.0000 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Commodity L.P.

Statements of Financial Condition

	September 30, 2018 (Unaudited)	December 31, 2017
Assets:
Investment in the Fund(s)(1), at fair value	$19,510,566	$69,682,811
Redemptions receivable from the Fund(s)	2,598,201	7,919,027

Equity in trading account:
Unrestricted cash	38,132,827	220,802
Restricted cash	3,662,217	-
Net unrealized appreciation on open futures contracts	915,598	-
Options purchased, at fair value (premiums paid $1,462,404 and $0 at September 30, 2018 and December 31, 2017, respectively)	989,794	-

Total equity in trading account	43,700,436	220,802

Cash at bank	-	436
Interest receivable	61,182	-

Total assets	$65,870,385	$77,823,076

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$192,692	$-
Options written, at fair value (premiums received $1,569,432 and $0 at September 30, 2018 and December 31, 2017, respectively)	1,136,771	-
Accrued expenses:
Ongoing selling agent fees	105,669	127,998
Management fees	83,959	80,706
General Partner fees	53,547	64,565
Incentive Fees	584,970	-
Professional fees	179,446	216,978
Redemptions payable to General Partner	-	250,000
Redemptions payable to Limited Partners	2,511,239	7,367,055

Total liabilities	$4,848,293	$8,107,302

Partners’ Capital:
General Partner, Class Z, 745.0230 and 795.9520 Redeemable Units outstanding at September 30, 2018 and December 31, 2017, respectively	747,562	769,492
Limited Partners, Class A, 46,120.1827 and 54,475.3577 Redeemable Units outstanding at September 30, 2018 and December 31, 2017, respectively	59,673,111	68,946,282
Limited Partners, Class D, 600.0580 and 0.0000 Redeemable Units outstanding at September 30, 2018 and December 31, 2017, respectively	601,419	-

Total partners’ capital (net asset value)	61,022,092	69,715,774

Total liabilities and partners’ capital	$65,870,385	$77,823,076

Net asset value per Redeemable Unit:
Class A	$1,293.86	$1,265.64

Class D	$1,002.27	$-

Class Z	$1,003.41	$966.76

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Condensed Schedule of Investments

September 30, 2018

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	19	$8,778	0.01%
Energy	939	1,803,443	2.96
Grains	524	(165,168)	(0.27)
Livestock	48	51,700	0.08
Metals	99	244,587	0.40
Softs	292	(234,065)	(0.38)

Total futures contracts purchased		1,709,275	2.80

Futures Contracts Sold
Energy	787	(1,253,197)	(2.05)
Grains	497	183,830	0.30
Livestock	46	(13,003)	(0.02)
Metals	90	(29,220)	(0.05)
Softs	276	317,913	0.52

Total futures contracts sold		(793,677)	(1.30)

Net unrealized appreciation on open futures contracts		$915,598	1.50%

Unrealized Appreciation on Open Forward Contracts
Metals	494	$829,696	1.36%

Total unrealized appreciation on open forward contracts		829,696	1.36

Unrealized Depreciation on Open Forward Contracts
Metals	434	(1,022,388)	(1.68)

Total unrealized depreciation on open forward contracts		(1,022,388)	(1.68)

Net unrealized depreciation on open forward contracts		$(192,692)	(0.32)%

Options Purchased
Calls
Grains	110	$32,312	0.05%
Metals	300	275,200	0.45
Softs	34	43,365	0.07

Total call options purchased (premiums paid $773,439)		350,877	0.57

Puts
Energy	15	32,250	0.05
Livestock	2	2,440	0.00 *
Metals	281	593,711	0.98
Softs	20	10,516	0.02

Total put options purchased (premiums paid $688,965)		638,917	1.05

Total options purchased (premiums paid $1,462,404)		$989,794	1.62%

Options Written
Calls
Energy	39	$(62,010)	(0.09)%
Grains	100	(34,375)	(0.06)
Metals	157	(168,509)	(0.28)
Softs	6	(6,097)	(0.01)

Total call options written (premiums received $688,954)		(270,991)	(0.44)

Puts
Energy	15	(16,950)	(0.03)
Metals	298	(742,185)	(1.22)
Softs	80	(106,645)	(0.17)

Total put options written (premiums received $880,478)		(865,780)	(1.42)

Total options written (premiums received $1,569,432)		$(1,136,771)	(1.86)%

Investment in the Funds		Fair Value	% of Partners’ Capital
MB Master Fund L.P.		$7,570,923	12.41%
CMF Harbour Square Master Fund LLC		11,939,643	19.56

Total investment in the Funds		$19,510,566	31.97%

*	Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Schedule of Investment

December 31, 2017

Investment in the Fund	Fair Value	% of Partners’ Capital
MB Master Fund L.P.	$69,682,811	99.95%

Total investment in the Fund	$69,682,811	99.95%

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018		2017
Investment Income:
Interest income	$181,876	$-	$476,477		$-
Interest income allocated from the Fund(s)	108,599	207,396	306,473		514,374

Total investment income	290,475	207,396	782,950		514,374

Expenses:
Expenses allocated from the Fund(s)	76,335	414,873	249,066		1,128,637
Clearing fees related to direct investments	111,464	-	387,128		-
Ongoing selling agent fees	318,994	441,019	993,377		1,457,312
Management fees	251,408	277,716	770,390		918,166
General Partner fees	161,597	222,173	501,071		734,534
Incentive fees	230,283	-	645,603		-
Professional fees	86,651	89,811	264,845		279,958

Total expenses	1,236,732	1,445,592	3,811,480		4,518,607

Net investment loss	(946,257)	(1,238,196)	(3,028,530)		(4,004,233)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Fund(s):
Net realized gains (losses) on closed contracts	723,154	-	4,181,220		-
Net realized gains (losses) on closed contracts allocated from the Fund(s)	(1,092,352)	2,556,222	(226,838)		1,605,458
Net change in unrealized gains (losses) on open contracts	1,008,086	-	680,633		-
Net change in unrealized gains (losses) on open contracts allocated from the Fund(s)	252,334	631,153	(86,360)		(428,942)

Total trading results	891,222	3,187,375	4,548,655		1,176,516

Net income (loss)	$(55,035)	$1,949,179	$1,520,125		$(2,827,717)

Net income (loss) per Redeemable Unit:*
Class A	$(1.17)	$27.90	$28.22		$(35.14)

Class D	$2.27	$-	$2.27	**	$-

Class Z	$4.17	$26.04	$36.65		$(11.54)

Weighted average Redeemable Units outstanding:
Class A	48,551.9774	67,153.9024	50,759.3021		73,977.0435

Class D	566.7053	-	566.7053	**	-

Class Z	745.0230	1,054.5480	761.9993		1,195.1252

*	Represents the change in net asset value per Redeemable Unit during the period.
**	From July 1, 2018, the date Class D Redeemable Units were first issued, to September 30, 2018.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$68,946,282	54,475.3577	$-	-	$769,492	795.9520	$69,715,774	55,271.3097
Subscriptions - Limited Partners	2,236,208	1,737.5740	600,000	600.0580	-	-	2,836,208	2,337.6320
Redemptions - General Partner	-	-	-	-	(50,000)	(50.9290)	(50,000)	(50.9290)
Redemptions - Limited Partners	(13,000,015)	(10,092.7490)	-	-	-	-	(13,000,015)	(10,092.7490)
Net income (loss)	1,490,636	-	1,419	-	28,070	-	1,520,125	-

Partners’ Capital, September 30, 2018	$59,673,111	46,120.1827	$601,419	600.0580	$747,562	745.0230	$61,022,092	47,465.2637

Partners’ Capital, December 31, 2016	$103,433,044	77,437.5062	$-	-	$-	-	$103,433,044	77,437.5062
Subscriptions - General Partner	-	-	-	-	1,307,587	1,307.5870	1,307,587	1,307.5870
Subscriptions - Limited Partners	8,129,804	6,086.9360	-	-	-	-	8,129,804	6,086.9360
Redemptions - General Partner	(1,208,476)	(904.7535)	-	-	(250,000)	(253.0390)	(1,458,476)	(1,157.7925)
Redemptions - Limited Partners	(23,429,804)	(17,946.1350)	-	-	-	-	(23,429,804)	(17,946.1350)
Net income (loss)	(2,812,508)	-	-	-	(15,209)	-	(2,827,717)	-

Partners’ Capital, September 30, 2017	$84,112,060	64,673.5537	$-	-	$1,042,378	1,054.5480	$85,154,438	65,728.1017

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and is the trading manager (the “Trading Manager”) of Harbour Square Master (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

As of September 30, 2018, all trading decisions are made for the Partnership by Aventis Asset Management, LLC (“Aventis”), Millburn Ridgefield Corporation (“Millburn”), Ospraie Management LLC (“Ospraie”) and Harbour Square Capital Management LLC (“Harbour Square”) (each, an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co. (as defined below) and are not responsible for the organization or operation of the Partnership.

As of June 13, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to October 31, 2016 were deemed “Class A Redeemable Units.” Class Z Redeemable Units were first issued on January 1, 2017. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units were not changed. Class D Redeemable Units were first issued July 1, 2018. The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units and Class Z Redeemable Units were not changed. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to limited partners at its discretion. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that Class A Redeemable Units are subject to a monthly ongoing selling agent fee equal to 2.0% per year of the Partnership’s adjusted month-end assets of Class A Redeemable Units, Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 0.75% per year of the Partnership’s adjusted month-end assets of Class D Redeemable Units, and Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

During the reporting periods ended September 30, 2018 and 2017, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, the Partnership/Funds also deposited a portion of their cash in non-trading bank accounts at JPMorgan Chase Bank, N.A.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

Millburn and Ospraie directly trade the Partnership’s assets allocated to each Advisor through managed accounts in the name of the Partnership pursuant to Millburn’s Commodity Program and Ospraie’s Commodity Program, respectively.

MB Master Fund L.P. (“MB Master”) and CMF Harbour Square Master Fund LLC (“Harbour Square Master”) have entered into futures brokerage account agreements with MS&Co. MB Master and Harbour Square Master are collectively referred to as the “Funds.”

The Partnership’s/Funds’ trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Partnership/Funds engage in such trading through commodity brokerage accounts maintained with MS&Co.

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

The Partnership has entered into a selling agreement (as amended, the “Selling Agreement”) with Morgan Stanley Wealth Management. Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee at the rates described above. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered or exempted financial advisors of Morgan Stanley Wealth Management who have sold Class A and Class D Redeemable Units in the Partnership.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017 and changes in partners’ capital for the nine months ended September 30, 2018 and 2017. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2018 and December 31, 2017, the amount of cash held for margin requirements was $3,662,217 and $0, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $1,416 (cost of $3,740) and $0 (cost of $0) as of September 30, 2018 and December 31, 2017, respectively.

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

Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2018 and 2017 were as follows. There were no Class D Redeemable Units held prior to July 1, 2018.

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	Class A	Class D	Class A	Class A	Class A
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$18.03	$14.20	$46.20	$87.30	$18.57
Net investment loss	(19.20)	(11.93)	(18.30)	(59.08)	(53.71)

Increase (decrease) for the period	(1.17)	2.27	27.90	28.22	(35.14)
Net asset value per Redeemable Unit, beginning of period	1,295.03	1,000.00	1,272.66	1,265.64	1,335.70

Net asset value per Redeemable Unit, end of period	$1,293.86	$1,002.27	$1,300.56	$1,293.86	$1,300.56

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	Class A	Class D	Class A	Class A	Class A
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.9)%	(3.7)%	(5.6)%	(5.9)%	(5.6)%

Operating expenses	6.3%	5.2%	6.6%	6.5%	6.3%
Incentive fees	0.4%	0.4%	-%	1.0%	-%

Total expenses	6.7%	5.6%	6.6%	7.5%	6.3%

Total return:
Total return before incentive fees	0.3%	0.6%	2.2%	3.2%	(2.6)%
Incentive fees	(0.4)%	(0.4)%	-%	(1.0)%	-%

Total return after incentive fees	(0.1)%	0.2%	2.2%	2.2%	(2.6)%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (except for incentive fees).

***	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class for the Classes using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Funds.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The futures brokerage account agreements with MS&Co. give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in their respective Statements of Financial Condition, as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three and nine months ended September 30, 2018 were 3,432 and 3,983, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three and nine months ended September 30, 2018 were 1,106 and 914, respectively. The monthly average number of option contracts traded directly by the Partnership during the three and nine months ended September 30, 2018 were 1,197 and 1,134, respectively.

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

The following table summarizes the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2018.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
September 30, 2018	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$3,101,857	$(2,186,259)	$915,598	$-	$-	$915,598
Forwards	829,696	(829,696)	-	-	-	-

Total assets	$3,931,553	$(3,015,955)	$915,598	$-	$-	$915,598

Liabilities
Futures	$(2,186,259)	$2,186,259	$-	$-	$-	$-
Forwards	(1,022,388)	829,696	(192,692)	-	-	(192,692)

Total liabilities	$(3,208,647)	$3,015,955	$(192,692)	$-	$-	$(192,692)

Net fair value						$722,906	*

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2018. As of December 31, 2017, no derivative instruments were held directly by the Partnership.

	September 30, 2018
Assets
Futures Contracts
Currencies	$8,778
Energy	1,926,295
Grains	348,952
Livestock	52,090
Metals	283,337
Softs	482,405

Total unrealized appreciation on open futures contracts	3,101,857

Liabilities
Futures Contracts
Energy	(1,376,049)
Grains	(330,290)
Livestock	(13,393)
Metals	(67,970)
Softs	(398,557)

Total unrealized depreciation on open futures contracts	(2,186,259)

Net unrealized appreciation on open futures contracts	$915,598	*

Assets
Forward Contracts
Metals	$829,696

Total unrealized appreciation on open forward contracts	829,696

Liabilities
Forward Contracts
Metals	(1,022,388)

Total unrealized depreciation on open forward contracts	(1,022,388)

Net unrealized depreciation on open forward contracts	$(192,692)	**

Assets
Options Purchased
Energy	$32,250
Grains	32,312
Livestock	2,440
Metals	868,911
Softs	53,881

Total options purchased	$989,794	***

Liabilities
Options Written
Energy	$(78,960)
Grains	(34,375)
Metals	(910,694)
Softs	(112,742)

Total options written	$(1,136,771)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, no derivative instruments were traded directly by the Partnership.

	Three Months Ended		Nine Months Ended
Sector	September 30, 2018		September 30, 2018
Currencies	$(45,673)		$(332,144)
Energy	1,476,869		4,333,030
Grains	365,561		(78,324)
Interest Rates Non-U.S.	–		17,430
Livestock	108,516		433,075
Metals	(299,924)		102,330
Softs	125,891		386,456

Total	$1,731,240	*****	$4,861,853	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2018 and December 31, 2017 and for the periods ended September 30, 2018 and 2017, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,101,857	$3,101,857	$–	$–
Forwards	829,696	–	829,696	–
Options purchased	989,794	989,794	–	–

Total assets	$4,921,347	$4,091,651	$829,696	$–

Liabilities
Futures	$2,186,259	$2,186,259	$–	$–
Forwards	1,022,388	–	1,022,388	–
Options written	1,136,771	1,136,771	–	–

Total liabilities	$4,345,418	$3,323,030	$1,022,388	$–

6.	Investment in the Funds:

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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2018.

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

Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level. All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

At September 30, 2018, the Partnership owned approximately 48.8% of MB Master and 56.6% of Harbour Square Master. Prior to the close of business on December 31, 2017, the Partnership owned approximately 89.3% of MB Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables:

	September 30, 2018
	Total Assets	Total Liabilities	Total Capital
MB Master	$15,927,110	$434,768	$15,492,342
Harbour Square Master	23,661,573	2,625,728	21,035,845

	December 31, 2017
	Total Assets	Total Liabilities	Total Capital
MB Master	$87,348,208	$9,978,681	$77,369,527

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2018
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
MB Master	$22,573	$(408,652)	$(386,079)
Harbour Square Master	68,750	(1,067,004)	(998,254)

	For the nine months ended September 30, 2018
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
MB Master	$21,503	$(363,256)	$(341,753)
Harbour Square Master	210,173	(190,943)	19,230

	For the three months ended September 30, 2017
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
MB Master	$(202,137)	$3,661,231	$3,459,094

	For the nine months ended September 30, 2017
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
MB Master	$(609,805)	$1,402,859	$793,054

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following table:

	September 30, 2018		For the three months ended September 30, 2018
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
MB Master	12.41%	$7,570,923	$(159,866)	$36,765	$8,211	$(204,842)	Commodity Portfolio	Monthly
Harbour Square Master	19.56%	11,939,643	(571,553)	21,226	10,133	(602,912)	Commodity Portfolio	Monthly

Total		$19,510,566	$(731,419)	$57,991	$18,344	$(807,754)

	September 30, 2018		For the nine months ended September 30, 2018
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
MB Master	12.41%	$7,570,923	$(83,209)	$150,809	$24,820	$(258,838)	Commodity Portfolio	Monthly
Harbour Square Master	19.56%	11,939,643	76,484	42,538	30,899	3,047	Commodity Portfolio	Monthly

Total		$19,510,566	$(6,725)	$193,347	$55,719	$(255,791)

	December 31, 2017		For the three months ended September 30, 2017
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Fund	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
MB Master	99.95%	$69,682,811	$3,394,771	$400,850	$14,023	$2,979,898	Commodity Portfolio	Monthly

Total		$69,682,811	$3,394,771	$400,850	$14,023	$2,979,898

	December 31, 2017		For the nine months ended September 30, 2017
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Fund	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
MB Master	99.95%	$69,682,811	$1,690,890	$1,086,506	$42,131	$562,253	Commodity Portfolio	Monthly

Total		$69,682,811	$1,690,890	$1,086,506	$42,131	$562,253

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate are counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, (iv) cash at bank and (v) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2018.

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

For the nine months ended September 30, 2018, Partnership capital decreased 12.5% from $69,715,774 to $61,022,092. This decrease was attributable to redemptions of 10,092.7490 Class A limited partner Redeemable Units totaling $13,000,015 and redemptions of 50.9290 Class Z General Partner Redeemable Units totaling $50,000 which was partially offset by subscriptions of 1,737.5740 Class A limited partner Redeemable Units totaling $2,236,208, subscriptions of 600.0580 Class D limited partner Redeemable Units totaling $600,000 and net income of $1,520,125. Future redemptions can impact the amount of funds available for direct investments and investment in the Funds in subsequent periods.

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

The Partnership/Funds record all investments at fair value in their respective financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the respective Statements of Income and Expenses.

Results of Operations

During the Partnership’s third quarter of 2018, the net asset value per Redeemable Unit for Class A decreased 0.1% from $1,295.03 to $1,293.86 as compared to an increase of 2.2% in the third quarter of 2017. During the Partnership’s third quarter of 2018, the net asset value per Redeemable Unit for Class D increased 0.2% from $1,000.00 to $1,002.27. During the Partnership’s third quarter of 2018, the net asset value per Redeemable Unit for Class Z increased 0.4% from $999.24 to $1,003.41 as compared to an increase of 2.7% in the third quarter of 2017. The Partnership experienced a net trading gain before fees and expenses during the third quarter of 2018 of $891,222. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, livestock and softs and were partially offset by losses in currencies and metals. The Partnership, through its investment in MB Master, experienced a net trading gain before fees and expenses in the third quarter of 2017 of $3,187,375. Gains were primarily attributable to MB Master’s trading of commodity futures in livestock, metals and softs and were partially offset by losses in currencies, energy and grains.

The most notable gains were recorded throughout the quarter from long positions in crude oil and its related products as prices advanced due to tensions in the Middle East and expectations of constrained supplies. Gains were also recorded in the grains market during July from long soybean futures positions as prices bounced higher after the U.S. government announced a possible aid package for farmers. Additional gains were recorded from long wheat futures positions as prices rose amid droughts in key growing regions. Smaller gains were experienced in livestock markets during August from short futures positions in lean hogs as prices moved lower due to ample supply and negative market sentiment caused by trade tensions. The Partnership’s overall trading gains for the quarter were partially offset by trading losses primarily during July and August from long positions in industrial and precious metals futures as prices declined amid global trade fears coupled with the rising value of the U.S. dollar.

During the Partnership’s nine months ended September 30, 2018, the net asset value per Redeemable Unit for Class A increased 2.2% from $1,265.64 to $1,293.86 as compared to a decrease of 2.6% during the nine months ended September 30, 2017. For the period from July 1, 2018 (date of first issuance) to September 30, 2018, the net asset value per Redeemable Unit for Class D increased 0.2% from $1,000.00 to $1,002.27. During the Partnership’s nine months ended September 30, 2018, the net asset value per Redeemable Unit for Class Z increased 3.8% from $966.76 to $1,003.41 as compared to a decrease of 1.2% during the nine months ended September 30, 2017. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2018 of $4,548,655. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, livestock and softs and were partially offset by losses in currencies, metals and grains. The Partnership, through its investment in MB Master, experienced a net trading gain before fees and expenses for the nine months ended September 30, 2017 of $1,176,516. Gains were primarily attributable to MB Master’s trading of commodity futures in grains, livestock, metals and softs and were partially offset by losses in currencies and energy.

The most notable gains were recorded during much of the first nine months of the year from long positions in crude oil and its related products as prices advanced due to tensions in the Middle East and supply concerns. Further gains were also achieved from long positions in natural gas futures during the first quarter. Within the livestock markets, gains were experienced during March from short positions in live cattle as prices declined amid reduced demand. Smaller gains were recorded during August from short futures positions in lean hogs as prices moved lower. Additional gains were achieved in the soft commodities markets primarily from sugar positions during May, though a portion of these gains was offset by currency hedges throughout the first nine months of the year. The Partnership’s overall trading gains for the first nine months of the year were partially offset by trading losses primarily during June from long grain positions as prices fell amid favorable growing conditions within the U.S. and after China announced plans to levy tariffs on U.S. agricultural products. Losses were also recorded in the metals market primarily during June through August from long positions in industrial and precious metals futures as prices declined amid global trade fears coupled with the rising value of the U.S. dollar.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ accounts in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and nine months ended September 30, 2018 increased by $83,079 and $268,576, respectively, as compared to the corresponding periods in 2017. The increase in interest income was primarily due to higher interest rates during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2018 was $111,464 and $387,128, respectively. The Partnership did not trade directly during the three and nine months ended September 30, 2017.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2018 decreased by $122,025 and $463,935, respectively, as compared to the corresponding periods in 2017. This decrease was due to lower average net assets attributable to Class A Redeemable Units during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2018 decreased by $26,308 and $147,776, respectively, as compared to the corresponding periods in 2017. This decrease was due to lower average net assets per Class during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other factors (i) selecting, appointing and terminating the Partnership’s commodity trading advisors and (ii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2018 decreased by $60,576 and $233,463, respectively, as compared to the corresponding periods in 2017. This decrease was due to lower average net assets per Class during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

Incentive fees are based on the new trading profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter or year, as applicable. Trading performance for the three and nine months ended September 30, 2018 resulted in incentive fees of $230,283 and $645,603, respectively. Trading performance did not result in any incentive fees for the three and nine months ended September 30, 2017. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to an Advisor and allocate assets to additional advisors at any time.

As of September 30, 2018 and June 30, 2018, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2018	September 30, 2018 (percentage of Partners’ Capital)	June 30, 2018	June 30, 2018 (percentage of Partners’ Capital)
Aventis	$7,603,692	12%	$8,302,751	13%
Harbour Square	11,939,643	20%	15,422,221	24%
Millburn	22,036,215	36%	20,903,967	33%
Ospraie	19,442,542	32%	19,418,977	30%

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

“Value at Risk” is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Funds’ speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Funds’ attempts to manage their market risk.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. Aventis and Harbour Square currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. Millburn and Ospraie directly trade managed accounts in the name of the Partnership. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. the managed accounts in the Partnership’s name traded by Millburn and Ospraie) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2018. As of September 30, 2018, the Partnership’s total capitalization was $61,022,092.

September 30, 2018

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$4,149,897	6.80%
Currencies	31,350	0.05

Total	$4,181,247	6.85%

As of December 31, 2017, the Partnership’s only investment was its investment in MB Master.

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds by market category as of September 30, 2018 and prior to the close of business on December 31, 2017, and the highest, lowest and average values during the three months ended September 30, 2018 and the twelve months ended December 31, 2017. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2018, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2018

			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$31,350	0.05%	$55,440	$24,376	$31,360
Energy	1,024,406	1.68	1,152,579	530,367	853,652
Grains	735,761	1.21	1,569,271	682,078	801,162
Livestock	59,492	0.10	195,668	9,955	72,413
Metals	1,058,225	1.73	2,243,303	912,714	1,189,795
Softs	717,194	1.18	815,752	465,783	589,873

Total	$3,626,428	5.95%

*	Average of month-end Values at Risk.

The Partnership did not trade directly as of December 31, 2017.

As of September 30, 2018, MB Master’s total capitalization was $15,492,342, and the Partnership owned approximately 48.8% of MB Master. As of September 30, 2018, MB Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to MB Master for trading) was as follows:

		September 30, 2018
			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$65,938	0.43%	$174,529	$-	$41,833
Grains	166,619	1.08	473,011	115,226	221,154
Livestock	343,786	2.22	343,786	19,465	192,825
Softs	130,680	0.84	230,934	-	144,731

Total	$707,023	4.57%

*	Average of month-end Values at Risk.

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

As of September 30, 2018, Harbour Square Master’s total capitalization was $21,035,845, and the Partnership owned approximately 56.6% of Harbour Square Master. As of September 30, 2018, Harbour Square Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Harbour Square Master for trading) was as follows:

		September 30, 2018
			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$370,656	1.76%	$901,762	$-	$313,632

Total	$370,656	1.76%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2018, there were additional subscriptions of 519.0180 Class A Redeemable Units totaling $671,208 and 600.0580 Class D Redeemable Units totaling $600,000. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	850.3150	$1,292.91	N/A	N/A
August 1, 2018 - August 31, 2018	489.5720	$1,289.65	N/A	N/A
September 1, 2018 - September 30, 2018	1,940.8890	$1,293.86	N/A	N/A
	3,280.7760	$1,292.99

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

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 8, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 8, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.