Form 10-K
period 2018-12-31
Ceres Tactical Commodity L.P.
filed 2019-03-26
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes         No X

Limited Partnership Class A Redeemable Units with an aggregate value of $63,303,460 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2019, 80,470.8107 Limited Partnership Class A Redeemable Units were outstanding, 600.0580 Limited Partnership Class D Redeemable Units were outstanding and 99.2020 Limited Partnership Class Z Redeemable Units were outstanding.

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

Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2018, 2017 and 2016 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

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

On February 1, 2013, the Partnership allocated substantially all of its capital to MB Master Fund L.P. (“MB Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership fully redeemed its investment in MB Master on November 30, 2018. On January 1, 2018, the Partnership allocated a portion of its assets to CMF Harbour Square Master Fund LLC (“Harbour Square Master”), a limited liability company organized under the limited liability company laws of the State of Delaware. Reference herein to the “Funds” may include, as relevant, MB Master and Harbour Square Master.

During the years ended December 31, 2018, 2017 and 2016, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan Chase Bank, N.A.

As of December 31, 2018, all trading decisions were made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Harbour Square Capital Management LLC (“Harbour Square”) and Aquantum GmbH (“Aquantum”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective November 30, 2018, Aventis Asset Management, LLC (“Aventis”) ceased to act as a commodity trading advisor for the Partnership. References herein to an “Advisor” may also include, as relevant, Aventis. From February 1, 2013 until December 31, 2017, all trading decisions were made by Aventis. A description of the trading activities and focus of each Advisor is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Each Advisor is allocated a portion of the Partnership’s assets to manage.

As of June 13, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to October 31, 2016 were deemed “Class A Redeemable Units.” Class Z Redeemable Units were first issued on January 1, 2017. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units were not changed. Class D Redeemable Units were first issued July 1, 2018. The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units and Class Z Redeemable Units were not changed. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of

Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that Class A Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of 2.00% (a 2.00% annual rate) of the net assets of Class A as of the end of each month, which differs from the Class D monthly ongoing selling agent fee of 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class D as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

For the period January 1, 2018 through December 31, 2018, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2018, the Partnership owned approximately 68.7% of Harbour Square Master. Prior to the close of business on December 31, 2017, the Partnership owned approximately 89.3% of MB Master. The performance of the Partnership is directly affected by the performance of the Funds.

The Partnership’s/Funds’ trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Partnership/Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership, in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions, redemptions and losses, if any.

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

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. As of December 31, 2018, the Partnership paid the General Partner a monthly fee (“General Partner fee”) in return for its services to the Partnership equal to 1/12 of 1.0% (1.0% per year) of month-end net assets per Class, for each outstanding Class. Effective January 1, 2019, the monthly General Partner fee was reduced to 1/12 of 0.75% (0.75% per year) of month end net assets per Class, for each outstanding Class. Prior to October 1, 2014, the Partnership paid the General Partner a General Partner fee equal to 1/12 of 0.5% (0.5% per year) of month-end net assets of the Partnership. Month-end net assets, for the purpose of calculating General Partner fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee, the General Partner fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and are not responsible for the organization or operation of the Partnership. The Partnership pays Millburn a monthly management fee equal to 1/12 of 2.0% (2.0% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to Millburn. The Partnership pays Ospraie a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to Ospraie. The Partnership pays Harbour Square a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to Harbour Square. The Partnership pays Aquantum a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to Aquantum. Prior to its termination on November 30, 2018, the Partnership paid Aventis a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to Aventis. Month-end Net Assets, for the purpose of calculating management fees, are Net Assets per Class, for each outstanding Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month.

In addition, the Partnership is obligated to pay each Advisor an incentive fee. The Partnership pays Millburn and Ospraie each an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in each Management Agreement, earned by the relevant Advisor for the Partnership during each calendar year. The Partnership pays Harbour Square an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by Harbour Square for the Partnership during each calendar quarter. The Partnership pays Aquantum a semi-annual incentive fee of 20% of New Trading Profits, as defined in the Management Agreement, earned by Aquantum for the Partnership each calendar half-year. Prior to its termination on November 30, 2018, Aventis was eligible to receive an incentive fee payable quarterly, equal to 20% of New Trading Profits, as defined in the Management Agreement. An Advisor’s incentive fee is allocated proportionally to each Class based on the net asset value of the respective Class. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Each Management Agreement can be terminated upon notice by either party. In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

The Partnership has entered into a customer agreement with MS&Co. (the “Customer Agreement”). Under the Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) directly and indirectly through its investment in the Funds. The clearing fees are allocated to the Partnership based on its proportionate share of each Fund. The clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2016, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of MB Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Customer Agreement may generally be terminated upon notice by either party.

The Partnership has also entered into a Selling Agreement (the “Selling Agreement”) with Morgan Stanley Wealth Management. Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the monthly ongoing selling agent fee was paid at a rate equal to 3.75% per year of month-end net assets for Class A Redeemable Units. Effective April 1, 2014, the monthly ongoing selling agent fee was equal to 2.5% per year of month-end net assets for Class A Redeemable Units. Effective October 1, 2014, the monthly ongoing selling agent fee was reduced to a rate equal to 2.0% per year of month-end net assets for Class A Redeemable Units. Effective June 13, 2018, Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 0.75% per year of month-end net assets. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A and Class D Redeemable Units in the Partnership. Month-end net assets, for the purpose of calculating ongoing selling agent fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, incentive fee accrual, the General Partner fee and other expenses and redemptions or distributions as of the end of such month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

Generally, a limited partner/member in the Funds withdraws all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner/Trading Manager at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner/member in the Funds elects to redeem and informs the Funds. However, a limited partner/member in the Funds may request a withdrawal as of the end of any day if such request is received by the General Partner/Trading Manager at least three days in advance of the proposed withdrawal day.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2018 was $58,218,866.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including but not limited to trading and transaction fees, ongoing selling agent fees, General Partner fees and management fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

An investor’s ability to redeem Redeemable Units is limited.

An investor’s ability to redeem Redeemable Units is limited and no market exists for the Redeemable Units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the fact that:

1.	The General Partner and the Partnership’s/Funds’ commodity broker are affiliates;

2.	The Advisors, the Partnership’s/Funds’ commodity broker, the General Partner and their respective principals and affiliates may trade in commodity interests for their own accounts;

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account; and

4.	The General Partner, on behalf of the Partnership, may purchase shares from money market mutual funds affiliated and/or unaffiliated with the General Partner.

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

The General Partner may allocate the Partnership’s assets to undisclosed advisors.

The General Partner at any time may select and allocate the Partnership’s assets to undisclosed advisors. Investors may not be advised of such changes in advance, or at all. Investors must rely on the ability of the General Partner to select commodity trading advisors and allocate assets among them.

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

The CFTC and U.S. exchanges have established “speculative position limits” on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most commodity exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisors believe that established speculative position and trading limits will not materially adversely affect trading for the Partnership. The trading instructions of an Advisor, however, may have to be modified, and positions held by the Partnership directly and indirectly through its investment in the Funds may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership/Funds by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

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

Tax Laws Are Subject To Change at Any Time.

Tax laws and court and Internal Revenue Service (“IRS”) interpretations thereof are subject to change at any time, possibly with retroactive effect.

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

The Tax Cuts and Jobs Act makes numerous other large and small changes to the federal income tax rules that may affect the Partnership’s investors and may directly or indirectly affect the Partnership. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification, and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the IRS will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015, and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, the Firm filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions related to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 31, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 31, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the United States District Court for the Southern District of New York styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint.

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

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2019 was 1,107 for Class A Redeemable Units, 2 for Class D Redeemable Units and 2 for Class Z Redeemable Units.

(c)	Dividends. The Partnership did not declare any distributions in 2018 or 2017. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensatory Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities – Use of Proceeds from Registered Securities. For the year ended December 31, 2018, there were subscriptions of 6,166.2010 Class A Redeemable Units totaling $7,965,516 and 600.0580 Class D Redeemable Units totaling $600,000. For the year ended December 31, 2017, there were subscriptions of 6,106.3820 Class A limited partner Redeemable Units totaling $8,154,804. For the year ended December 31, 2016, there were subscriptions of 2,045.3940 Class A Redeemable Units totaling $2,599,667.

Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 506 of Regulation D promulgated thereunder. The Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018	1,113.3280	$1,291.03	N/A	N/A
November 1, 2018 - November 30, 2018	4,701.5260	$1,296.27	N/A	N/A
December 1, 2018 - December 31, 2018	1,020.0490	$1,300.66	N/A	N/A
	6,834.9030	$1,296.07

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

Item 6. Selected Financial Data.

Total investment income, total expenses, total trading results, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 and net asset value per Redeemable Unit and total assets as of December 31, 2018, 2017, 2016, 2015 and 2014 were as follows:

	2018		2017	2016	2015	2014
Total investment income	$1,114,605		$727,298	$233,243	$3,602	$34,622
Total expenses	(5,186,549)		(5,609,943)	(7,857,986)	(11,487,773)	(15,284,432)
Total trading results	5,918,058		(163,000)	13,999,398	(4,099,362)	6,564,366

Net income (loss)	$1,846,114		$(5,045,645)	$6,374,655	$(15,583,533)	$(8,685,444)

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$35.02		$(70.06)	$67.32	$(129.88)	$(49.75)

Class D	$10.75	*	$-	$-	$-	$-

Class Z	$47.07		$(33.24)	$-	$-	$-

Net asset value per Redeemable Unit:
Class A	$1,300.66		$1,265.64	$1,335.70	$1,268.38	$1,398.26

Class D	$1,010.75		$-	$-	$-	$-

Class Z	$1,013.83		$966.76	$-	$-	$-

Total assets	$61,729,152		$77,823,076	$105,816,771	$137,909,370	$209,461,299

*	From July 1, 2018, the date Class D Redeemable Units were first issued, to December 31, 2018.

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

The General Partner manages all business of the Partnership/Funds. The General Partner delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner engages a team of approximately 20 professionals, whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting an Advisor for the Partnership, the General Partner considers, among other factors, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements.

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

The programs traded by each Advisor on behalf of the Partnership are: Harbour Square — Discretionary Energy Program, Millburn — Commodity Program, Ospraie — Commodity Program, Aquantum — Aquantum Commodity Spread Program and prior to Aventis’s termination effective November 30, 2018, Aventis — Aventis Diversified Commodity Strategy. The General Partner may modify or terminate the allocation of assets among the Advisors at any time and may allocate assets to additional Advisors at any time. As of December 31, 2018 and September 30, 2018, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2018	December 31, 2018 (percentage of Partners’ Capital)	September 30, 2018	September 30, 2018 (percentage of Partners’ Capital)
Harbour Square	$5,489,732	9%	$11,939,643	20%
Millburn	23,567,218	41%	22,036,215	36%
Ospraie	20,399,917	35%	19,442,542	32%
Aquantum	8,761,999	15%	-	-
Aventis	-	-	7,603,692	12%

Harbour Square Capital Management LLC

The Discretionary Energy Program focuses on a proprietary process that involves applying simulations to in-house models that emulate the fundamental elements of natural gas supply and demand to build distributions of possible fundamental outcomes. Harbour Square then continuously analyzes the changes to these distributions to determine underlying skew variations throughout time. This analysis of the change and rate of change in fundamental distributions while evaluating the concurrent natural gas price movements along the forward curve allows Harbour Square to identify optimal risk/reward investment opportunities. Harbour Square looks to capitalize on short-to-intermediate term price dislocations by trading exchange-cleared futures, options and swaps in the U.S. natural gas market.

Millburn Ridgefield Corporation

Millburn trades the Partnership’s assets in accordance with its Millburn Commodity Program. Millburn is the corporate successor to a futures trading and advisory organization that has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971. The Millburn Commodity Program trades a diverse group of global commodity futures markets – currently approximately 45 – although it may not trade in all such markets at all times and the number of markets may increase or decrease from time to time. It strives to maintain a diversified portfolio of commodity futures, allocated according to volatility based risk (not face value), subject to constraints, in order to take advantage of global economic cycles and commodity price fluctuations. The portfolio is intended to be as diversified as market liquidity permits, and each market is traded using a diversified set of directional trading systems. Maximum market allocations for each market in the portfolio are determined based on factors including, among others, exchange regulations and depth of market. Millburn seeks to increase the number of commodity futures markets traded in the portfolio over time as new futures contracts become available, but it is also likely that certain futures contracts will be removed from the portfolio due to diminishing liquidity. The Millburn Commodity Program may in the future also access commodity markets through investing and trading in forward, option and swap contracts.

Millburn makes its systematically-based investment and trading decisions pursuant to its investment and trading methods, which may include technical trend analysis, certain nontraditional technical systems (i.e., systems falling outside of traditional technical trend analysis) and money management principles, each of which may be revised from time to time. The objective of the investment and trading systems employed by Millburn is to consider multiple data inputs, or “factors,” in order to arrive at relatively near-term return forecasts for each traded instrument, and take appropriate, risk-managed positions. These factors include price data, but also a range of price derivative and non-price data. The Millburn Commodity Program employs models that analyze data inputs over a time spectrum from several minutes to multiple years.

Trades generated by quantitative models may be profitable or unprofitable. The Millburn Commodity Program’s objective is to have its profitable trades offset and exceed losses from its unprofitable trades. During periods in which market behavior differs significantly from that analyzed to build models, substantial losses are possible, and even likely. Successful systematic futures trading depends on several elements. Two of the main factors are the development and selection of the trading systems used in each market, and the allocation of portfolio risk among the markets available for trading.

Market environments change over time, and particular systems may perform well in one environment but poorly in another. Likewise, market sectors and individual markets go through periods where systematic trading is very profitable and other periods where no system is able to generate any profits. The goal of Millburn’s research has been to develop and select a mix of systems in each market and to allocate risk across a wide array of markets, so as to contain overall portfolio risk within a targeted range while allowing exposure to profitable opportunities.

Over more than 40 years, Millburn and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of price movements in the market, some non-price information or a combination of both. Of course, systems can be materially different –better in some periods and worse in others. The main distinguishing features are: the time frame over which systems work (intra-day to long term); the granularity of data fed into them (tick data to daily, weekly or monthly frequencies); type (market or economic statistics); source (cash, futures, forward or option markets generated data or government and industry generated statistical information), and the objective of the system (profiting from momentum, mean reversion, trading ranges or volatility). No single approach will work all the time. Therefore, Millburn’s objective is to have several approaches and several data inputs operating in conjunction with one another.

When arriving at the portfolio allocation, Millburn generally seeks maximum diversification subject to liquidity and sector concentration constraints, and each market is traded using a diversified set of trading systems, which may be optimized for groups of markets, sectors or specific markets. The markets trade and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for each portfolio: profitability, liquidity of markets, professional judgment, desired diversification, transaction costs, exchange regulations and depth of market. For the Millburn Commodity Program, the current allocation to any market in the portfolio does not exceed 9%. The portfolio weightings will be determined, taking into account statistical data on the returns in each market, liquidity constraints and Millburn’s judgment and experience.

Risk is a function of both price level and price volatility. For example, for any given level of volatility, a 100,000 barrel crude oil position is worth more and is, therefore, probably more risky with oil at $90 per barrel than with oil at $50 per barrel. Similarly, oil would be more risky if prices are moving in a 5% daily range than if prices are moving in a 1% daily range. Millburn sizes the position in each market taking into account its measurement of risk based on price level and volatility in that market. Market exposure is then managed by the position-sizing models which measure the risk in the portfolio’s position in each market. In the event the model determines that the risk has changed beyond an acceptable threshold, it will signal a change in the position — a decrease in position size when risk increases and an increase in position size when risk decreases. Millburn’s position-sizing models maintain overall portfolio risk and distribution of risk across markets within designated ranges. The position-sizing model manages the position traded by each of the (directional) trading systems discussed above.

In addition, Millburn’s risk management processes focus on money management principles applicable to the portfolio as a whole rather than to individual markets. The first principle is portfolio diversification which attempts to improve the quality of profits by reducing volatility. Additional money management principles applicable to the portfolio as a whole include:

(1) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets, though the amount may at any time be higher or lower; and

(2) prohibiting pyramiding — that is, using unrealized profits in a particular market as margin for additional positions solely in the same market.

Another important risk management function is the careful control of leverage or total portfolio exposure. Leverage levels are determined by simulating the entire portfolio — all markets, all systems, all risk control models, the exact weightings of the markets in the portfolio and the proposed level of leverage — over the past five or ten years to determine the portfolio’s simulated risk and return characteristics as well as the worst case experienced by the portfolio in the simulation period. The worst case, or peak-to-trough drawdown, is measured from a daily high in portfolio assets to the subsequent daily low whether that occurs days, weeks or months after the daily high. If Millburn considers the drawdown too severe or the portfolio’s simulated volatility too high, it reduces the leverage or total portfolio exposure. There are, however, no restrictions on the amount of leverage Millburn may use at any given time. Decisions whether to trade a particular market require the exercise of judgment. The decision not to trade certain markets for certain periods, or to reduce the size of a position in a particular market, may result at times in missing significant profit opportunities.

Millburn employs discretion in the execution of trades where The Millburn Corporation’s trader expertise plays a role in timing of orders and, from time to time, Millburn may adjust the size of a position, long or short, in any given market indicated by its systematic trading strategies. This exercise of discretion (other than in trade execution) generally occurs only in response to unusual market conditions that may not have been factored into the design of the trading systems and is generally intended to reduce risk. Decisions to make such adjustments also require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure. With respect to the execution of trades, Millburn may rely to an extent upon the judgment of others, including dealers and bank traders. No assurance is given that it will be possible to execute trades regularly at or near the desired buy or sell point.

The trading method, systems and money management principles utilized by Millburn are proprietary and confidential. The foregoing description is general and is not intended to be complete. Millburn and its principals may, from time to time, trade futures, forward, and option contracts and securities for their own proprietary accounts. Such trades may or may not be in accordance with the Millburn trading program described above. The trading records of those accounts are not available for inspection.

Ospraie Management, LLC

Ospraie trades the Partnership’s assets in accordance with the Commodity Program. The primary investment objective is the appreciation of capital through active, leveraged trading and investment on a global basis primarily in a portfolio of commodities and related derivative instruments. Such commodity trading includes futures, forward, option and swap contracts and physical commodities in energy, industrial metals, precious metals, grains, softs/meats, freight and related markets, among other commodity sectors. The cornerstone of Ospraie’s approach to commodity investing is fundamental research. Ospraie uses a similar analytical methodology for each commodity market in which it elects to invest. This methodology incorporates the multiple variables that determine the end price of a commodity, including, but not limited to, the available supply of the commodity and the cost of production including extracting or harvesting, transporting, processing and distributing such commodity. It also incorporates current and projected demand for the commodity based on relative and absolute price levels and global economic factors. In addition, the relative availability of inventory in respect of a specified commodity to the world markets is factored into Ospraie’s analytical model. This analytical methodology guides Ospraie’s investment decisions with respect to an industry and results in a view as to its likely economic prospects. The investment thesis is then expressed in the global capital markets principally through futures and options instruments. The majority of the portfolio will include long/short directional investments based on Ospraie’s view on the future movements of prices of applicable commodities. Ospraie will also seek to maximize returns by investing in relative value opportunities, including investments based on intra-commodity curve related spreads (i.e., entering into a long and short position in a commodity interest with different delivery months) and inter-commodity price spreads (i.e., entering into a long position in a commodity interest and entering into a short position in a related commodity interest). Ospraie may also invest in foreign exchange, primarily for hedging purposes.

While the portfolio will generally be based upon Ospraie’s long-term views, the investment process will also include a subjective overlay as to the short-term profitability of an investment. Ospraie intends to dynamically size and scale back its trades based on its continued fundamental analysis, current level of conviction, the likely timing of realization, and current market conditions applicable to each investment. The portfolio will be principally comprised of highly liquid investment assets in order to maximize liquidity for investors. The portfolio’s liquidity will be achieved through the use of various instruments to access what Ospraie believes is the most efficient combination of liquidity and risk/reward.

Aquantum GmbH

The Aquantum Commodity Spread Program is a systematic commodity market-neutral trading program. It is statistical arbitrage in nature, by calculating and identifying statistical mispricing in the forward curve of numerous commodity futures markets. It seeks to benefit from price dislocations in the forward structure of a universe of approximately 30 different commodity futures markets across the energy, soft commodity, grains, livestock and metal asset classes. Trading signals are primarily a function of supply and demand dislocations driven by seasonality and weather conditions, implied storage or feed costs, trends in consumption, idiosyncratic events and increasing/realizing convenience yields. Aquantum Commodity Spread Program seeks to extract seasonal patterns via market neutral intra-market spreads which are placed according to a 100% systematic methodology.

Aventis Asset Management, LLC

Aventis traded the Partnership’s assets in accordance with its Aventis Diversified Commodity Strategy. The Aventis Diversified Commodity Strategy was a proprietary trading program developed and refined by Aventis, which is the synthesis of disparate fundamental views and technical indicators overlaid with strict risk management policies on a position, sector and portfolio basis. Aventis has traded its Aventis Diversified Commodity Strategy for client accounts since September 2006. The Aventis Diversified

Commodity Strategy has the following characteristics:

•

Ensemble of Three Sub-Programs: The Aventis Diversified Commodity Strategy is based on an ensemble of three discretionary sub-programs: spreads, directional and short term trading. This type of trading is based primarily on the fundamentals of the market (i.e., changes in supply or demand of a commodity). It also includes supply and demand of the pit (i.e., discovery of over bought and over sold conditions).

•

Spread Trading: Approximately 60% of trading activity is based on calendar, intra-market and inter-market spreads. Intra-market spreads are where one is simultaneously long and short different delivery months of the same contract (i.e., long April Live Cattle versus short June Live Cattle). Inter-market spreads are where one is long one contract and simultaneously short a completely different contract (i.e., long December Natural Gas and short December Crude Oil).

•	Directional Trading: Approximately 35% of the strategy is directional in nature utilizing outright and spread positions.

•	Short Term Trading: Approximately 5% of the strategy is involved in short term trading.

•	Markets Followed: The Aventis Diversified Commodity Strategy traded on behalf of the Partnership in the following markets, among others: grains, currencies, energies, softs, meats and metals.

•

Risk Management: Effective risk management is also a crucial aspect of the program. Account size, expectation, volatility of markets traded and the nature of other positions taken are all factors in deciding whether to take a position and determining the amount of equity committed to that position.

Please note that the percentage of assets allocated to the three discretionary sub-programs (spreads, directional and short term trading) was made pursuant to Aventis’s sole discretion and not in order to maintain any constant percentage allocation among the different sub-programs. As a result, the amount of assets allocated to each sub-program, both on a dollar amount and percentage basis, varied greatly over the life of the Partnership’s investment.

Trading decisions may have required the exercise of judgment by Aventis. Therefore, successful trading depended on Aventis’s trading ability, knowledge and judgment. Aventis exercised its judgment and discretion in interpreting the data generated by its trading program, and made all decisions regarding trading, including selecting the markets which were followed and traded. In addition, Aventis determined the method by which orders were placed, the types of orders that were placed, the overall leverage for the portfolio, and, when applicable, the time at which orders were placed with, and executed by, a broker.

The trading program that was followed by Aventis did not assure successful trading. Investment decisions made in accordance with the Aventis Diversified Commodity Strategy was based on an assessment of available market information. However, because of the large quantity of information at hand, the number of available facts that may have been overlooked and the variables that may have shifted, any investment decision must, in the final analysis, have been based on the judgment of Aventis.

The decision by Aventis not to trade certain markets or not to make certain trades may have resulted at times in missing price moves and hence profits of great magnitude, which other trading advisors who were willing to trade these markets may have been able to capture. Aventis’s approach was dependent in part on the existence of certain technical or fundamental indicators. There have been periods in the past when there were no such market indicators present.

Aventis believed that the development of a trading strategy was a continual process. As a result of further analysis and research, changes were made from time to time in the specific manner in which the Aventis Diversified Commodity Strategy evaluated price movements in various markets.

The Aventis Diversified Commodity Strategy is a proprietary and confidential program, and the foregoing description is, of necessity, general and is not intended to be exhaustive. Consequently, an investor cannot determine the full details of the program, or whether the program was being followed. There was no assurance that any trading strategy of Aventis was able to produce profitable results. As a managed futures partnership, the Partnership’s performance is dependent upon the successful trading of the Advisors to achieve the Partnership’s objectives. It is the business of the General Partner to monitor an Advisor’s performance to assure compliance with the Partnership’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s objectives.

No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.

Specific Fund level performance information is included in Note 6 to the financial statements included in “Item 8. Financial Statements and Supplementary Data.”

For the period January 1, 2018 through December 31, 2018, the average allocation by commodity market sector for Harbour Square Master was as follows:

Harbour Square Master
Energy		100.0%

(a)	Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iv) cash at bank and (v) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2018.

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

From January 1, 2018 through December 31, 2018, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 6.8%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

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

The Partnership/Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses.

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

Other than the risks inherent in commodity futures, forwards, options and swaps trading, U.S. Treasury bills and money market mutual fund securities, the General Partner knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s/Funds’ liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership shall cease trading operations and liquidate all open positions under certain circumstances, including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day.

(b)	Capital Resources.

(i)	The Partnership has made no material commitments for capital expenditures.

(ii)

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing fees, ongoing selling agent fees, management fees and General Partner fees. The level of these expenses is dependent upon trading performance and the level of net assets maintained. In addition, the amount of interest income earned by the Partnership is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and/or redemptions from the Funds.

For the year ended December 31, 2018, 16,927.6520 Class A Redeemable Units were redeemed totaling $21,858,538 and 50.9290 Class Z General Partner Redeemable Units were redeemed totaling $50,000. For the year ended December 31, 2017, 28,163.7770 Class A Redeemable Units were redeemed totaling $36,425,540, 904.7535 Class A General Partner Redeemable Units were redeemed totaling $1,208,476 and 511.6350 Class Z General Partner Redeemable Units were redeemed totaling $500,000. For the year ended December 31, 2016, 28,502.4530 Class A limited partner Redeemable Units were redeemed totaling $37,302,216 and 406.1910 Class A General Partner Redeemable Units were redeemed totaling $531,594.

For the year ended December 31, 2018, there were subscriptions of 6,166.2010 Class A Redeemable Units totaling $7,965,516 and 600.0580 Class D Redeemable Units totaling $600,000. For the year ended December 31, 2017, there were subscriptions of 6,106.3820 Class A Redeemable Units totaling $8,154,804 and 1,307.5870 Class Z General Partner Redeemable Units totaling $1,307,587. For the year ended December 31, 2016, there were subscriptions of 2,045.3940 Class A Redeemable Units totaling $2,599,667.

(c) Results of Operations.

For the year ended December 31, 2018, the net asset value per Class A Redeemable Unit increased 2.8% from $1,265.64 to $1,300.66. For the period July 1, 2018 (date of first issuance) to December 31, 2018, the net asset value per Class D Redeemable Unit increased 1.1% from $1,000.00 to $1,010.75. For the year ended December 31, 2018, the net asset value per Class Z Redeemable Unit increased 4.9% from $966.76 to $1,013.83. For the year ended December 31, 2017, the net asset value per Class A Redeemable Unit decreased 5.2% from $1,335.70 to $1,265.64, and the net asset value per Class Z Redeemable Unit decreased 3.3% from $1,000.00 to $966.76. For the year ended December 31, 2016, the net asset value per Class A Redeemable Unit increased 5.3% from $1,268.38 to $1,335.70.

The Partnership experienced a net trading gain of $5,918,058 before fees and expenses for the year ended December 31, 2018. Gains were primarily attributable to the Partnership’s/Funds’ trading of energy, livestock and softs and were partially offset by losses in currencies, grains and metals. The net trading gain or loss for the Partnership is discussed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter, the most notable gains were recorded during January and March from long positions in crude oil and its related products as prices advanced due to tensions in the Middle East and expectations OPEC was going to continue to curb oil production. Further gains were recorded from long positions in natural gas futures. In the agriculturals, gains were achieved primarily in January from long positions in the grain markets as damaging weather in the U.S. Midwest threatened to delay the planting season, pushing prices higher. Further gains were experienced during January from short positions in sugar and in March from short live cattle positions. The Partnership’s overall trading gains for the first quarter were partially offset by trading losses within the metals sector from long positions in industrial metals as prices weakened during March amid concerns of a burgeoning global trade war.

During the second quarter, the most notable gains were recorded throughout the quarter from long positions in crude oil and its related products as prices advanced due to tensions in the Middle East and expectations of constrained supplies. In the soft commodities markets, gains were achieved primarily from short positions in cocoa futures as prices fell dramatically amid weakening demand and growing global supplies. Gains were also recorded within the metals complex primarily during April from long positions in palladium and aluminum as prices soared amid the possibility of sanctions against Russian metals exports. Smaller gains were experienced in livestock futures and options trading during May and June. The Partnership’s overall trading gains for the second quarter were partially offset by trading losses incurred primarily during June from long grain positions as prices fell amid favorable growing conditions within the U.S. and after China announced plans to levy tariffs on U.S. agricultural products.

During the third quarter, the most significant gains were recorded throughout the quarter from long positions in crude oil and its related products as prices advanced due to continued tensions in the Middle East and further expectations for constrained supplies. Gains were also recorded in the grains market during July from long soybean futures positions as prices bounced higher after the U.S. government announced a possible aid package for farmers. Additional gains were recorded from long wheat futures positions as prices rose amid droughts in key growing regions. Smaller gains were experienced in livestock markets during August from short futures positions in lean hogs as prices moved lower due to ample supply and negative market sentiment caused by trade tensions. The Partnership’s overall trading gains for the third quarter were partially offset by trading losses incurred primarily during July and August from long positions in industrial and precious metals futures as prices declined amid global trade fears coupled with the rising value of the U.S. dollar.

During the fourth quarter, the most notable gains were achieved from short positions in crude oil and oil distillates as prices decreased due to global growth concerns and a smaller-than-expected production cut from OPEC. Additional energy gains were recorded during November and December from positions in natural gas. Gains in the soft commodity markets were recorded primarily during October from long positions in cocoa and coffee futures as prices rose with a strengthening of Brazil’s currency. Smaller gains in these markets were experience during November and December. Further gains were experienced in the grains markets during October and December. A portion of the Partnership’s gains for the fourth quarter was offset by losses experienced in the metals complex primarily during December from short positions in gold and silver as prices advanced amid increased demand for the relative safety of precious metals.

The Partnership, through its investment in MB Master, experienced a net trading loss before fees and expenses of $163,000 for the year ended December 31, 2017. Losses were primarily attributable to MB Master’s trading of currencies and energy and were partially offset by gains in grains, livestock, metals and softs.

During the first quarter, the most meaningful losses were recorded within the energy complex during January and February from long futures positions in natural gas as prices decreased after mild weather throughout much of the U.S. reduced demand from homes and businesses. Losses in the soft commodities were experienced during February and March from long sugar positions as prices fell due to ample global supply. Additional losses were recorded during January from long cattle positions as prices moved lower. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the grains markets during January and February from long wheat positions as prices rose after the release of industry reports which indicated an improved outlook for U.S. exports and that U.S. farmers may allocate fewer acres in 2017. Additional gains were recorded within the metals complex during February from long nickel as prices rallied.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2016, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or each Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and twelve months ended December 31, 2018 increased by $118,731 and $387,307, respectively, as compared to the corresponding periods in 2017. The increase in interest income is primarily due to higher interest rates during the three and twelve months ended December 31, 2018 as compared to the corresponding periods in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2018 were $110,142 and $497,270, respectively. The Partnership did not trade directly during the corresponding periods in 2017.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2018 decreased by $83,621 and $547,556, respectively, as compared to the corresponding periods in 2017. This decrease is due to lower average net assets attributable to Class A and Class D Redeemable Units during the three and twelve months ended December 31, 2018 as compared to the corresponding periods in 2017.

Management fees are calculated as a percentage of the Partnership’s net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2018 increased by $2,492 and decreased by $145,284, respectively, as compared to the corresponding periods in 2017. The increase during the three months ended December 31, 2018 was due to higher average management fee rates as compared to the corresponding period in 2017. The decrease during the twelve months ended December 31, 2018 was due to lower average net assets per Class as compared to the corresponding period in 2017.

General Partner fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2018 decreased by $41,387 and $274,850, respectively, compared to the corresponding periods in 2017. This decrease is due to lower average net assets per Class during the three and twelve months ended December 31, 2018 as compared to the corresponding periods in 2017.

Incentive fees are based on the New Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, calendar half year or annually, as applicable. Trading performance for the three and twelve months ended December 31, 2018 resulted in incentive fees of $372,041 and $1,017,644, respectively. Trading performance did not result in any incentive fees for the three and twelve months ended December 31, 2017. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not earn an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include professional fees made up of legal and accounting expenses, as well as certain offering costs and filing, administrative, reporting and data processing fees. Professional fees for the years ended December 31, 2018 and 2017 were $351,346 and $367,567, respectively.

The Partnership, through its investment in MB Master, experienced a net trading gain before fees and expenses of $13,999,398 for the year ended December 31, 2016. Gains were primarily attributable to MB Master’s trading of currencies, energy, grains, metals and softs, and were partially offset by losses in livestock.

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

In the General Partner’s opinion, the Partnership’s Advisors continue to employ trading methods consistent with the objectives of the Partnership/Funds and expectations of the Advisors’ respective programs. The General Partner monitors the Advisors’ performance on a daily, weekly, monthly and annual basis to assure these objectives are met.

Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit or loss. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership/Funds expects to increase capital through operations.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time. Each Advisor’s percentage allocation and trading program is described in the “Overview” section of this Item 7.

(d) Off-balance Sheet Arrangements. None.

(e) Contractual Obligations. None.

(f) Operational Risk.

The Partnership, directly or indirectly through its investment in the Funds, is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

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

As of December 31, 2018, the Partnership’s most significant accounting policy is the valuation of its investment in the Fund and in futures, option and forward contracts and U.S. Treasury bills, as applicable. The fair value of the investment in the Fund is determined based on the Partnership’s (1) net contribution to the Fund and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Fund. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

The Partnership/Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Funds’ past performance is not necessarily indicative of their future results.

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

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Partnership/Funds), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Partnership’s/Funds’ futures and forward positions does not have any optionality component. However, the Advisors may trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership/Funds in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

In quantifying the Partnership’s/Funds’ Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership’s/Funds’ positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. Harbour Square currently trades the Partnership’s assets indirectly in a master fund managed account established in the name of the master fund over which it has been granted limited authority to make trading decisions. Harbour Square Master did not have any open positions as of December 31, 2018. Millburn, Ospraie and Aquantum directly trade managed accounts in the name of the Partnership. As a result, the first trading Value at Risk table only reflects the market sensitive instruments held by the Partnership directly as of December 31, 2018. As of December 31, 2017, the Partnership invested substantially all of its assets in MB Master. As a result, the second Value at Risk table reflects the market sensitive instruments held by the Partnership indirectly through MB Master as of December 31, 2017.

The following tables indicate the trading Value at Risk by market category associated with the Partnership’s direct investments as of December 31, 2018 and indirect investment in MB Master as of December 31, 2017, the highest and lowest value at any point and the average value during each year. All open position trading risk exposures have been included in calculating the figures set forth below. As of December 31, 2018, the Partnership’s total capitalization was $58,218,866.

As of December 31, 2018, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2018

			Twelve Months Ended December 31, 2018
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$92,400	0.16%	$112,860	$-	$50,959
Energy	3,193,250	5.48	3,193,250	-	1,285,758
Grains	420,242	0.72	1,663,797	-	555,538
Livestock	699,318	1.20	699,318	-	161,965
Metals	1,616,158	2.78	3,546,300	-	1,831,200
Softs	1,061,055	1.82	1,614,949	-	749,472

Total	$7,082,423	12.16%

*	Annual average of month-end Values at Risk.

As of November 30, 2018, the Partnership fully redeemed its investment in MB Master. Prior to the close of business on December 31, 2017, MB Master’s total capitalization was $86,775,202, and the Partnership owned approximately 89.3% of MB Master. The Partnership invested substantially all of its assets in MB Master. The Master’s Value at Risk as of December 31, 2017 was as follows:

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

As of December 31, 2018, Harbour Square Master’s total capitalization was $7,972,677, and the Partnership owned approximately 68.7% of Harbour Square Master. As of December 31, 2018, Harbour Square Master had no Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Harbour Square for trading).

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership/Funds is typically many times the applicable margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirements on short notice), as well as many times the capitalization of the Partnership/Funds. The magnitude of the Partnership’s/Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of their positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership/Funds to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Partnership/Funds — give no indication of this “risk of ruin.”

Non-Trading Risk

The Partnership/Funds have non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

A decline in short-term interest rates would result in a decline in the Partnership’s/Funds’ cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership’s/Funds’ market-sensitive instruments, in relation to the Partnership’s/Funds’ net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s/Funds’ market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership/Funds manage their primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s/Funds’ primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s/Funds’ risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Funds. There can be no assurance that the Partnership’s/Funds’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2018 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, adverse weather conditions, and other factors contributing to supply and demand. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals. The Partnership’s primary metal market exposure as of December 31, 2018 was to fluctuations in the prices of nickel, aluminum, gold, silver, platinum, and zinc.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Corn and wheat accounted for the majority of the Partnership’s grain exposure as of December 31, 2018.

Softs. The Partnership’s trading risk exposure in soft commodities is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, cotton, coffee, and sugar accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2018.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in hog and cattle prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2018.

Foreign Currency Balances. The Partnership/Funds may hold various foreign balances. The Advisors regularly convert foreign currency balances to U.S. dollars in an attempt to manage the Partnership’s/Funds’ non-trading risk.

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

Item 8. Financial Statements and Supplementary Data.

CERES TACTICAL COMMODITY L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2018, 2017, and 2016; Statements of Financial Condition at December 31, 2018 and 2017; Condensed Schedule of Investments at December 31, 2018; Schedule of Investment at December 31, 2017; Statements of Income and Expenses for the years ended December 31, 2018, 2017, and 2016; Statements of Changes in Partners’ Capital for the years ended December 31, 2018, 2017, and 2016; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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

The management of Ceres Tactical Commodity L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2018 based on the criteria referred to above.

Patrick T. Egan President and Director Ceres Managed Futures LLC General Partner, Ceres Tactical Commodity L.P.	Steven Ross Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, Ceres Tactical Commodity L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Ceres Tactical Commodity L.P.,

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition of Ceres Tactical Commodity L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2018 and 2017, and the related statements of income and expenses and changes in partners’ capital for each of the two years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and the changes in its partners’ capital for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

The statements of income and expenses and changes in partners’ capital for the year ended December 31, 2016 were audited by another independent registered public accounting firm whose report, dated March 24, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Ceres Tactical Commodity L.P.:

We have audited the accompanying statements of income and expenses and changes in partners’ capital of Ceres Tactical Commodity L.P. (formerly, Managed Futures Premier Aventis II L.P.) (the “Partnership”) for the year ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and changes in partners’ capital of Ceres Tactical Commodity L.P. for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Ceres Tactical Commodity L.P.

Statements of Financial Condition

December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017
Assets:

Investment in the Fund(s)(1), at fair value (Note 6)	$5,489,732	$69,682,811
Redemptions receivable from the Fund(s)	21,653	7,919,027

Equity in trading account:
Unrestricted cash (Note 3c)	46,452,179	220,802
Restricted cash (Note 3c)	7,608,136	-
Net unrealized appreciation on open futures contracts	1,757,511	-
Options purchased, at fair value (premiums paid $555,793 and $0 at December 31, 2018 and 2017, respectively)	305,214	-

Total equity in trading account	56,123,040	220,802

Cash at bank (Note 1)	-	436
Interest receivable (Note 3c)	94,727	-

Total assets	$61,729,152	$77,823,076

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$364,117	$-
Options written, at fair value (premiums received $506,194 and $0 at December 31, 2018 and 2017, respectively)	409,571	-
Accrued expenses:
Ongoing selling agent fees (Note 3d)	99,660	127,998
Management fees (Note 3b)	82,317	80,706
General Partner fees (Note 3a)	50,530	64,565
Incentive Fees (Note 3b)	957,011	-
Professional fees	220,343	216,978
Redemptions payable to General Partner (Note 7)	-	250,000
Redemptions payable to Limited Partners (Note 7)	1,326,737	7,367,055

Total liabilities	3,510,286	8,107,302

Partners’ Capital: (Notes 1 and 7):
General Partner, Class Z, 745.0230 and 795.9520 Redeemable Units outstanding at December 31, 2018 and 2017, respectively	755,325	769,492
Limited Partners, Class A, 43,713.9067 and 54,475.3577 Redeemable Units outstanding at December 31, 2018 and 2017, respectively	56,857,034	68,946,282
Limited Partners, Class D, 600.0580 and 0.0000 Redeemable Units outstanding at December 31, 2018 and 2017, respectively	606,507	-

Total partners’ capital (net asset value)	58,218,866	69,715,774

Total liabilities and partners’ capital	$61,729,152	$77,823,076

Net asset value per Redeemable Unit:
Class A	$1,300.66	$1,265.64

Class D	$1,010.75	$-

Class Z	$1,013.83	$966.76

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Condensed Schedule of Investments

December 31, 2018

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	35	$13,419	0.02%
Energy	1,827	(3,537,375)	(6.08)
Grains	269	(34,732)	(0.06)
Livestock	424	(133,210)	(0.22)
Metals	132	(17,816)	(0.03)
Softs	284	(15,437)	(0.03)

Total futures contracts purchased		(3,725,151)	(6.40)

Futures Contracts Sold
Energy	2,168	5,226,770	8.98
Grains	306	125,329	0.22
Livestock	501	197,475	0.34
Metals	127	(151,374)	(0.26)
Softs	367	84,462	0.14

Total futures contracts sold		5,482,662	9.42

Net unrealized appreciation on open futures contracts		$1,757,511	3.02%

Unrealized Appreciation on Open Forward Contracts
Metals	677	$2,203,511	3.78%

Total unrealized appreciation on open forward contracts		2,203,511	3.78

Unrealized Depreciation on Open Forward Contracts
Metals	774	(2,567,628)	(4.41)

Total unrealized depreciation on open forward contracts		(2,567,628)	(4.41)

Net unrealized depreciation on open forward contracts		$(364,117)	(0.63)%

Options Purchased
Calls
Grains	110	$27,500	0.05%
Metals	244	37,084	0.06

Puts
Energy	36	35,640	0.06
Livestock	62	19,620	0.03
Metals	94	185,370	0.32

Total options purchased (premiums paid $555,793)		$305,214	0.52%

Options Written
Calls
Energy	44	$(34,760)	(0.06)%
Livestock	18	(17,820)	(0.03)
Metals	141	(13,833)	(0.02)
Softs	27	(44,820)	(0.08)
Puts
Metals	117	(225,236)	(0.39)
Softs	104	(73,102)	(0.12)

Total options written (premiums received $506,194)		$(409,571)	(0.70)%

			% of Partners’
Investment in the Fund		Fair Value	Capital
CMF Harbour Square Master Fund LLC		$5,489,732	9.43%

Total investment in the Fund		$5,489,732	9.43%

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Schedule of Investment

December 31, 2017

		% of Partners’
Investment in the Fund	Fair Value	Capital
MB Master Fund L.P.	$69,682,811	99.95%

Total investment in the Fund	$69,682,811	99.95%

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2018, 2017 and 2016

	2018		2017	2016
Investment Income:
Interest income (Note 3c)	$719,779		$-	$-
Interest income allocated from the Fund(s) (Note 3c)	394,826		727,298	233,243

Total investment income	1,114,605		727,298	233,243

Expenses:
Expenses allocated from the Fund(s)	318,864		1,273,261	2,366,798
Clearing fees related to direct investments (Note 3c)	497,270		-	-
Ongoing selling agent fees (Note 3d)	1,312,283		1,859,839	2,389,918
Management fees (Note 3b)	1,026,535		1,171,819	1,488,211
General Partner fees (Note 3a)	662,607		937,457	1,190,569
Incentive fees (Note 3b)	1,017,644		-	-
Professional fees	351,346		367,567	422,490

Total expenses	5,186,549		5,609,943	7,857,986

Net investment loss	(4,071,944)		(4,882,645)	(7,624,743)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Fund(s):
Net realized gains (losses) on closed contracts	4,886,607		-	-
Net realized gains (losses) on closed contracts allocated from the Fund(s)	(113,328)		704,058	14,272,175
Net change in unrealized gains (losses) on open contracts	1,238,838		-	-
Net change in unrealized gains (losses) on open contracts allocated from the Fund(s)	(94,059)		(867,058)	(272,777)

Total trading results	5,918,058		(163,000)	13,999,398

Net income (loss)	$1,846,114		$(5,045,645)	$6,374,655

Net income (loss) per Redeemable Unit* (Note 8):
Class A	$35.02		$(70.06)	$67.32

Class D	$10.75	**	$-	$-

Class Z	$47.07		$(33.24)	$-

Weighted average Redeemable Units outstanding:
Class A	50,108.3523		71,151.3143	89,440.9985

Class D	583.3817	**	-	-

Class Z	757.7553		1,159.9809	-

*	Represents the change in net asset value per Redeemable Unit.
**	From July 1, 2018, the date Class D Redeemable Units were first issued, to December 31, 2018.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2018, 2017 and 2016

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2015	$132,292,532	104,300.7562	$-	-	$-	-	$132,292,532	104,300.7562
Subscriptions - Limited Partners	2,599,667	2,045.3940	-	-	-	-	2,599,667	2,045.3940
Redemptions - General Partner	(531,594)	(406.1910)	-	-	-	-	(531,594)	(406.1910)
Redemptions - Limited Partners	(37,302,216)	(28,502.4530)	-	-	-	-	(37,302,216)	(28,502.4530)
Net income (loss)	6,374,655	-	-	-	-	-	6,374,655	-

Partners’ Capital, December 31, 2016	103,433,044	77,437.5062	-	-	-	-	103,433,044	77,437.5062
Subscriptions - General Partner	-	-	-	-	1,307,587	1,307.5870	1,307,587	1,307.5870
Subscriptions - Limited Partners	8,154,804	6,106.3820	-	-	-	-	8,154,804	6,106.3820
Redemptions - General Partner	(1,208,476)	(904.7535)	-	-	(500,000)	(511.6350)	(1,708,476)	(1,416.3885)
Redemptions - Limited Partners	(36,425,540)	(28,163.7770)	-	-	-	-	(36,425,540)	(28,163.7770)
Net income (loss)	(5,007,550)	-	-	-	(38,095)	-	(5,045,645)	-

Partners’ Capital, December 31, 2017	68,946,282	54,475.3577	-	-	769,492	795.9520	69,715,774	55,271.3097
Subscriptions - Limited Partners	7,965,516	6,166.2010	600,000	600.0580	-	-	8,565,516	6,766.2590
Redemptions - General Partner	-	-	-	-	(50,000)	(50.9290)	(50,000)	(50.9290)
Redemptions - Limited Partners	(21,858,538)	(16,927.6520)	-	-	-	-	(21,858,538)	(16,927.6520)
Net income (loss)	1,803,774	-	6,507	-	35,833	-	1,846,114	-

Partners’ Capital, December 31, 2018	$56,857,034	43,713.9067	$606,507	600.0580	$755,325	745.0230	$58,218,866	45,058.9877

Net asset value per Redeemable Unit:

	Class A	Class D	Class Z
2016:	$1,335.70	$-	$-

2017:	$1,265.64	$-	$966.76

2018:	$1,300.66	$1,010.75	$1,013.83

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

1.	Organization:

Ceres Tactical Commodity L.P. (formerly, Managed Futures Premier Aventis II L.P.) (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of commodity interests on U.S. and international futures, options on futures and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner (as defined below). Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have significant exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The sectors traded include energy, grains, livestock, metals and softs. The commodity interests that are traded by the Partnership directly or indirectly through its investment in the Funds (as defined below) are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. During the initial offering period, the Partnership sold 11,925 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

As of December 31, 2018, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Aquantum GmbH (“Aquantum”) and Harbour Square Capital Management LLC (“Harbour Square”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. Effective November 30, 2018, Aventis Asset Management, LLC (“Aventis”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. References herein to the “Advisors” may also include, as relevant, Aventis.

During the periods covered by this report, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan Chase Bank, N.A.

CMF Harbour Square Master Fund LLC (“Harbour Square Master”), the Partnership and prior to the Partnership’s full redemption on November 30, 2018, MB Master Fund L.P. (“MB Master”), have entered into futures brokerage account agreements with MS&Co. Harbour Square Master is referred to as the “Fund”. Reference herein to the “Funds” may include MB Master.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

As of June 13, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to October 31, 2016 were deemed “Class A Redeemable Units.” Class Z Redeemable Units were first issued on January 1, 2017. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units were not changed. Class D Redeemable Units were first issued July 1, 2018. The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units and Class Z Redeemable Units were not changed. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that Class A Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of 2.00% (a 2.00% annual rate) of the net assets of Class A as of the end of each month, which differs from the Class D monthly ongoing selling agent fee of 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class D as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

Millburn, Ospraie and Aquantum directly trade the Partnership’s assets allocated to each Advisor through managed accounts in the name of the Partnership pursuant to Millburn’s Commodity Program, Ospraie’s Commodity Program and Aquantum’s Commodity Spread Program, respectively.

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

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2018, 2017 and 2016, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

d.

Partnership’s Investment in the Funds. The Partnership carries its investment in the Funds based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Funds.

e.

Partnership’s/Funds’ Derivative Investments. All commodity interests held by the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Net unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Funds’ Statements of Income and Expenses.

The Partnership/Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments due to fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses.

f.

Partnership’s Cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of ($142,547) (proceeds of $141,947) and $0 as of December 31, 2018 and 2017, respectively.

g.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2015 through 2018 tax years remain subject to examination by U.S. federal and most state tax authorities.

h.

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

i.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit for each Class is calculated in accordance with ASC 946, “Financial Services — Investment Companies.” See Note 8, “Financial Highlights.”

Ceres Tactical Commodity L.P.

Notes to Financial Statements

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. As of December 31, 2018, the Partnership paid the General Partner a monthly General Partner fee in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of month-end Net Assets per Class, for each outstanding Class of the Partnership. Month-end Net Assets per Class, for the purpose of calculating the General Partner fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and are not responsible for the organization or operation of the Partnership. The Partnership pays Millburn a monthly management fee equal to 1/12 of 2.0% (2.0% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to Millburn. The Partnership pays Ospraie a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to Ospraie. The Partnership pays Harbour Square a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to Harbour Square. The Partnership pays Aquantum a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to Aquantum. Prior to its termination on November 30, 2018, the Partnership paid Aventis a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to Aventis. Month-end Net Assets, for the purpose of calculating management fees are Net Assets per Class, for each outstanding Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month.

In addition, the Partnership is obligated to pay each Advisor an incentive fee. The Partnership pays Millburn and Ospraie each an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in each Management Agreement, earned by the relevant Advisor for the Partnership during each calendar year. The Partnership pays Harbour Square an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by Harbour Square for the Partnership during each calendar quarter. The Partnership pays Aquantum a semi-annual incentive fee of 20% of New Trading Profits, as defined in the Management Agreement, earned by Aquantum for the Partnership each calendar half-year. Prior to its termination on November 30, 2018, Aventis was eligible to receive an incentive fee payable quarterly, equal to 20% of New Trading Profits, as defined in the Management Agreement. An Advisor’s incentive fee is allocated proportionally to each Class based on the net asset value of the respective Class. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Each Management Agreement can be terminated upon notice by either party.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

c.	Customer Agreement:

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited by MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2018 and December 31, 2017, the amount of cash held for margin requirements was $7,608,136 and $0, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2016, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of MB Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Partnership Customer Agreement may generally be terminated upon notice by either party.

d.	Selling Agreement:

The Partnership has entered into a selling agreement (the “Selling Agreement”) with Morgan Stanley Wealth Management. Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) 2.0% per year of month-end Net Assets of Class A Redeemable Units and (ii) 0.75% per year of month-end Net Assets of Class D Redeemable Units. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered or exempted financial advisors of Morgan Stanley Wealth Management who have sold Class A and Class D Redeemable Units in the Partnership. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, incentive fee accrual, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

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

The Partnership Customer Agreement and the Funds’ futures brokerage account agreements with MS&Co. (the “Master Customer Agreements” and, together with the Partnership Customer Agreement, the “Customer Agreements”) give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in their respective Statements of Financial Condition, as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the year ended December 31, 2018 was 4,091. The monthly average number of metals forward contracts traded directly by the Partnership during the year ended December 31, 2018 was 1,035. The monthly average number of option contracts traded directly by the Partnership during the year ended December 31, 2018 was 1,205.

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

The following table summarizes the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of December 31, 2018.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2018	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount

Assets
Futures	$6,579,887	$(4,822,376)	$1,757,511	$-	$-	$1,757,511
Forwards	2,203,511	(2,203,511)	-	-	-	-

Total assets	$8,783,398	$(7,025,887)	$1,757,511	$-	$-	$1,757,511

Liabilities
Futures	$(4,822,376)	$4,822,376	$-	$-	$-	$-
Forwards	(2,567,628)	2,203,511	(364,117)	-	-	(364,117)

Total liabilities	$(7,390,004)	$7,025,887	$(364,117)	$-	$-	$(364,117)

Net fair value						$1,393,394	*

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

The following table indicates the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of December 31, 2018. As of December 31, 2017, no derivative instruments were held directly by the Partnership.

	December 31,
	2018
Assets
Futures Contracts
Currencies	$14,578
Energy	5,628,038
Grains	157,540
Livestock	317,100
Metals	125,934
Softs	336,697

Total unrealized appreciation on open futures contracts	6,579,887

Liabilities
Futures Contracts
Currencies	(1,159)
Energy	(3,938,643)
Grains	(66,943)
Livestock	(252,835)
Metals	(295,124)
Softs	(267,672)

Total unrealized depreciation on open futures contracts	(4,822,376)

Net unrealized appreciation on open futures contracts	$1,757,511	*

Assets
Forward Contracts
Metals	$2,203,511

Total unrealized appreciation on open forward contracts	2,203,511

Liabilities
Forward Contracts
Metals	(2,567,628)

Total unrealized depreciation on open forward contracts	(2,567,628)

Net unrealized depreciation on open forward contracts	$(364,117)	**

Assets
Options Purchased
Energy	$35,640
Grains	27,500
Livestock	19,620
Metals	222,454

Total options purchased	$305,214	***

Liabilities
Options Written
Energy	$(34,760)
Livestock	(17,820)
Metals	(239,069)
Softs	(117,922)

Total options written	$(409,571)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the year ended December 31, 2018. During the years ended December 31, 2017 and 2016, no derivative instruments were traded directly by the Partnership.

Sector	2018
Currencies	$(361,231)
Energy	5,468,819
Grains	147,389
Interest Rates Non-U.S.	17,430
Livestock	570,324
Metals	(865,848)
Softs	1,148,562

Total	$6,125,445	*****

***** This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2018 and 2017, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

There were no direct investments at December 31 2017.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$6,579,887	$6,579,887	$-	$-
Forwards	2,203,511	-	2,203,511	-
Options purchased	305,214	305,214	-	-

Total assets	$9,088,612	$6,885,101	$2,203,511	$-

Liabilities
Futures	$4,822,376	$4,822,376	$-	$-
Forwards	2,567,628	-	2,567,628	-
Options written	409,571	409,571	-	-

Total liabilities	$7,799,575	$5,231,947	$2,567,628	$-

6.	Investment in the Funds:

On January 1, 2018, the Partnership allocated a portion of its assets to Harbour Square Master, a limited liability company organized under the limited liability company laws of the State of Delaware. Harbour Square Master permits accounts managed by Harbour Square using Harbour Square’s Discretionary Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the trading manager of Harbour Square Master. Individual and pooled accounts currently managed by Harbour Square, including the Partnership, are permitted to be members of Harbour Square Master. The Trading Manager and Harbour Square believe that trading through this structure should promote efficiency and economy in the trading process. The Trading Manager and Harbour Square have agreed that Harbour Square will trade the Partnership’s assets allocated to Harbour Square Master at a level that is up to 1.5 times the amount of the assets allocated. The amount of leverage may be changed in the future.

On February 1, 2013, the Partnership allocated substantially all of its capital to MB Master, a limited partnership organized under the partnership laws of the State of Delaware. Effective November 30, 2018, the Partnership fully redeemed its investment in MB Master.

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2018.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

At December 31, 2018, the Partnership owned approximately 68.7% of Harbour Square Master. Prior to the close of business on December 31, 2017, the Partnership owned approximately 89.3% of MB Master. It is the Partnership’s intention to continue to invest in the Fund. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	December 31, 2018
	Total Assets	Total Liabilities	Total Capital
Harbour Square Master	$10,504,910	$2,532,233	$7,972,677

	December 31, 2017
	Total Assets	Total Liabilities	Total Capital
MB Master	$87,348,208	$9,978,681	$77,369,527

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2018
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
MB Master(a)	$52,415	$(951,117)	$(898,702)
Harbour Square Master	244,803	416,882	661,685

	For the year ended December 31, 2017
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
MB Master	$(523,086)	$(106,303)	$(629,389)

(a)        Summarized information presented is for the twelve months ended December 31, 2018. The Partnership was invested in MB Master from January 1, 2018 to November 30, 2018.

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	December 31, 2018		For the year ended December 31, 2018
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
MB Master(a)	-	$-	$(384,502)	$172,975	$30,426	$(587,903)	Commodity Portfolio	Monthly
Harbour Square Master	9.43%	5,489,732	571,941	74,003	41,460	456,478	Commodity Portfolio	Monthly

Total		$5,489,732	$187,439	$246,978	$71,886	$(131,425)

	December 31, 2017		For the year ended December 31, 2017
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Fund	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
MB Master	99.95%	$69,682,811	$564,298	$1,216,893	$56,368	$(708,963)	Commodity Portfolio	Monthly

Total		$69,682,811	$564,298	$1,216,893	$56,368	$(708,963)

(a)      The Partnership fully redeemed its investment in MB Master as of November 30, 2018.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

7.	Subscriptions, Distributions and Redemptions:

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

8.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018				2017		2016
	Class A		Class D**		Class A		Class A
Per Redeemable Unit Performance (for a unit outstanding throughout the period/year):*
Net realized and unrealized gains (losses)	$115.36		$36.19		$(1.95)		$152.57
Net investment loss	(80.34)		(25.44)		(68.11)		(85.25)

Increase (decrease) for the period/year	35.02		10.75		(70.06)		67.32
Net asset value per Redeemable Unit, beginning of period/year	1,265.64		1,000.00		1,335.70		1,268.38

Net asset value per Redeemable Unit, end of period/year	$1,300.66		$1,010.75		$1,265.64		$1,335.70

	2018				2017		2016
	Class A		Class D***		Class A		Class A
Ratios to Average Limited Partners’ Capital:
Net investment loss****	(6.4)%		(4.1)%		(5.4)%		(6.5)%

Operating expenses	6.5	%	5.1	%	6.2	%	6.7	%
Incentive fees	1.6	%	1.0	%	-	%	-	%

Total expenses	8.1	%	6.1	%	6.2	%	6.7	%

Total return:
Total return before incentive fees	4.4	%	2.1	%	(5.2)%		5.3	%
Incentive fees	(1.6)%		(1.0)%		-	%	-	%

Total return after incentive fees	2.8	%	1.1	%	(5.2)%		5.3	%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	For the period from July 1, 2018 to December 31, 2018.

***	Annualized and for the period from July 1, 2018 to December 31, 2018.

****	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average partner’s capital of the Partnership and include the income and expenses allocated from the Funds.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

9.	Financial Instrument Risks:

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

Futures-style options. The Partnership and the Funds may trade futures-style option contracts. Unlike traditional option contracts, the premiums for futures-style option contracts are not received or paid upon the onset of the trade. The premiums are recognized and received or paid as part of the sales price when the contract is closed. Similar to a futures contract, variation margin for the futures-style option contract may be made or received by the Partnership/Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership/Funds. Transactions in futures-style option contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Futures-style option contracts are presented as part of “Net unrealized appreciation on open futures contracts” or “Net unrealized depreciation on open futures contracts,” as applicable, in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on futures-style option contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

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

10.	Subsequent Events:

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

Effective January 1, 2019, the General Partner fee paid by the Partnership to the General Partner was reduced to 1/12 of 0.75% (0.75% per year) of month-end Net Assets per Class, for each outstanding Class of the Partnership.

On January 1, 2019, the General Partner and the Partnership entered into a management agreement with Pan Capital Management L.P. (“Pan”). The Partnership allocated a portion of its assets to Pan on or about January 1, 2019. Pan trades the Partnership’s assets allocated to it pursuant to its Energy Trading Program.

Effective March 6, 2019, Maureen O’Toole resigned as a director of the General Partner.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2018 and 2017 is summarized below:

	For the period from October 1, 2018 to December 31, 2018	For the period from July 1, 2018 to September 30, 2018	For the period from April 1, 2018 to June 30, 2018	For the period from January 1, 2018 to March 31, 2018
Total investment income	$331,655	$290,475	$263,244	$229,231
Total expenses	(1,375,069)	(1,236,732)	(1,425,916)	(1,148,832)
Total trading results	1,369,403	891,222	2,024,781	1,632,652

Net income (loss)	$325,989	$(55,035)	$862,109	$713,051

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$6.80	$(1.17)	$16.22	$13.17

Class D	$8.48	$2.27	$-	$-

Class Z	$10.42	$4.17	$17.49	$14.99

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017
Total investment income	$212,924	$207,396	$173,995	$132,983
Total expenses	(1,091,336)	(1,445,592)	(1,511,035)	(1,561,980)
Total trading results	(1,339,516)	3,187,375	(978,320)	(1,032,539)

Net income (loss)	$(2,217,928)	$1,949,179	$(2,315,360)	$(2,461,536)

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(34.92)	$27.90	$(32.86)	$(30.18)

Class Z	$(21.70)	$26.04	$(19.90)	$(17.68)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Effective March 6, 2019, Maureen O’Toole resigned as a director of the General Partner.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Feta Zabeli (Director), Matthew R. Graver (Director) and Etsuko Jennings (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Patrick T. Egan, Steven Ross and Feta Zabeli serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 50, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 47, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the

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

Feta Zabeli, age 59, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 51, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

Etsuko Jennings, age 60, has been a Director of the General Partner since September 2018. She has been a Managing Director of Morgan Stanley Investment Management since January 2007 and is currently head of the Operational Risk group for Morgan Stanley

Investment Management’s Global Risk and Analysis division, responsible for ongoing analysis as well as reporting and mitigation of operational risk. She joined Morgan Stanley in 1985 and has approximately 22 years of investment experience. Previously, she managed a variety of strategic initiatives in the Global Operations group. Before that, Ms. Jennings was a member of the firm’s IT department in New York, Tokyo and London where she developed and managed trading and accounting systems. She received a B.A. from Keio University’s School of Letters/International Program in Japan and an M.A. in international relations from the University of North Carolina at Chapel Hill.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by the General Partner, which is responsible for the administration of the business affairs of the Partnership. The Partnership pays the General Partner a General Partner fee equal to an annual rate of 0.75% (paid monthly) of the Partnership’s net assets. Prior to January 1, 2019, the Partnership paid the General Partner a General Partner fee equal to an annual rate of 1.0% (paid monthly) of the Partnership’s net assets.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2019, the Partnership knows of no persons who beneficially own more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2018:

		(3) Amount and
		Nature of
	(2)Name of	Beneficial	(4) Percent of
(1) Title of Class	Beneficial Owner	Ownership	Class
Class Z Redeemable Units	General Partner	745.0230	100.0%

(c) Changes in control. None.

Item 13. Certain Relationships, Related Transactions and Director Independence.

(a)	Transactions with related persons. None.

(b)	Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business.”, “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2018 and 2017 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2018 $116,154

2017 $96,180

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2018 and 2017 for professional services in connection with tax compliance, tax advice and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements:

Statements of Financial Condition at December 31, 2018 and 2017.

Condensed Schedule of Investments at December 31, 2018.

Schedule of Investment at December 31, 2017.

Statements of Income and Expenses for the years ended December 31, 2018, 2017 and 2016.

Statements of Changes in Partners’ Capital for the years ended December 31, 2018, 2017 and 2016.

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

(c)	Letter from the General Partner to Aventis Asset Management, LLC extending the Management Agreement through June 30, 2019 (filed herewith).

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

10.8

Management Agreement dated as of December 1, 2018, by and among the Partnership, the General Partner and Aquantum GmbH (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2018 and incorporated herein by reference).

10.9(a)

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

11.1

Amended and Restated Master Services Agreement, by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

99.1	Financial Statements of MB Master Fund L.P.

99.2	Financial Statements of CMF Harbour Square Master Fund LLC

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference:

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERES TACTICAL COMMODITY L.P.

By: Ceres Managed Futures LLC
(General Partner)

By: /s/ Patrick T. Egan
Patrick T. Egan
President & Director
Date: March 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Matthew R. Graver
Patrick T. Egan	Feta Zabeli	Matthew R. Graver
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 26, 2019	Date: March 26, 2019	Date: March 26, 2019

/s/ Steven Ross	/s/ Etsuko Jennings
Steven Ross	Etusko Jennings
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 26, 2019
Date: March 26, 2019

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to limited partners.

No proxy material has been sent to limited partners.