Form 10-Q
period 2019-03-31
Ceres Tactical Commodity L.P.
filed 2019-05-09
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No X

As of April 30, 2019, 79,563.4117 Limited Partnership Class A Redeemable Units were outstanding, 600.0580 Limited Partnership Class D Redeemable Units were outstanding and 99.2020 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Commodity L.P.

Statements of Financial Condition

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets:
Investment in the Fund(1), at fair value	$-	$5,489,732
Redemptions receivable from the Fund	3,792,429	21,653

Equity in trading account:
Unrestricted cash	100,243,252	46,452,179
Restricted cash	6,043,987	7,608,136
Net unrealized appreciation on open futures contracts	522,162	1,757,511
Net unrealized appreciation on open forward contracts	198,263	-
Options purchased, at fair value (premiums paid $1,449,670 and $555,793 at March 31, 2019 and December 31, 2018, respectively)	1,148,815	305,214

Total equity in trading account	108,156,479	56,123,040

Interest receivable	210,815	94,727

Total assets	$112,159,723	$61,729,152

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$364,117
Options written, at fair value (premiums received $1,115,308 and $506,194 at March 31, 2019 and December 31, 2018, respectively)	1,168,287	409,571
Accrued expenses:
Ongoing selling agent fees	181,658	99,660
Management fees	162,680	82,317
General Partner fees	69,133	50,530
Incentive Fees	389,896	957,011
Professional fees	196,534	220,343
Redemptions payable to Limited Partners	540,520	1,326,737

Total liabilities	2,708,708	3,510,286

Partners’ Capital:
General Partner, Class Z, 1,416.4870 and 745.0230 Redeemable Units outstanding at March 31, 2019 and December 31, 2018, respectively	1,486,204	755,325
Limited Partners, Class A, 80,067.2267 and 43,713.9067 Redeemable Units outstanding at March 31, 2019 and December 31, 2018, respectively	107,234,232	56,857,034
Limited Partners, Class D, 600.0580 Redeemable Units outstanding at March 31, 2019 and December 31, 2018	626,494	606,507
Limited Partners, Class Z, 99.2020 and 0.0000 Redeemable Units outstanding at March 31, 2019 and December 31, 2018, respectively	104,085	-

Total partners’ capital (net asset value)	109,451,015	58,218,866

Total liabilities and partners’ capital	$112,159,723	$61,729,152

Net asset value per Redeemable Unit:
Class A	$1,339.30	$1,300.66

Class D	$1,044.06	$1,010.75

Class Z	$1,049.22	$1,013.83

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Condensed Schedule of Investments

March 31, 2019

(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy	14,441	$2,552,169	2.33%
Grains	741	(311,176)	(0.28)
Livestock	95	338,510	0.31
Metals	91	(33,909)	(0.03)
Softs	984	45,570	0.04

Total futures contracts purchased		2,591,164	2.37

Futures Contracts Sold
Energy	10,352	(2,246,112)	(2.05)
Grains	925	502,258	0.46
Livestock	130	(52,227)	(0.05)
Metals	134	3,942	0.00 *
Softs	807	(276,863)	(0.25)

Total futures contracts sold		(2,069,002)	(1.89)

Net unrealized appreciation on open futures contracts		$522,162	0.48%

Unrealized Appreciation on Open Forward Contracts
Metals	590	$1,430,879	1.31%

Total unrealized appreciation on open forward contracts		1,430,879	1.31

Unrealized Depreciation on Open Forward Contracts
Metals	507	(1,232,616)	(1.13)

Total unrealized depreciation on open forward contracts		(1,232,616)	(1.13)

Net unrealized appreciation on open forward contracts		$198,263	0.18%

Options Purchased
Calls
Energy	390	$25,362	0.02%
Grains	204	5,100	0.00 *
Metals	215	825,700	0.75
Softs	135	117,341	0.11
Puts
Energy	24	9,252	0.01
Livestock	683	117,840	0.11
Metals	58	41,500	0.04
Softs	25	6,720	0.01

Total options purchased (premiums paid $1,449,670)		$1,148,815	1.05%

Options Written
Calls
Livestock	62	$(27,490)	(0.03)%
Metals	219	(844,147)	(0.78)
Puts
Energy	97	(11,737)	(0.01)
Grains	50	(47,813)	(0.04)
Metals	70	(199,660)	(0.18)
Softs	24	(37,440)	(0.03)

Total options written (premiums received $1,115,308)		$(1,168,287)	(1.07)%

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

Ceres Tactical Commodity L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Investment Income:
Interest income	$563,889	$134,258
Interest income allocated from the Fund(s)	26,412	94,973

Total investment income	590,301	229,231

Expenses:
Expenses allocated from the Fund(s)	37,222	77,543
Clearing fees related to direct investments	335,728	134,447
Ongoing selling agent fees	543,210	340,551
Management fees	404,775	260,270
General Partner fees	206,598	171,464
Incentive fees	371,860	73,901
Professional fees	114,960	90,656

Total expenses	2,014,353	1,148,832

Net investment loss	(1,424,052)	(919,601)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Fund(s):
Net realized gains (losses) on closed contracts	5,392,699	575,189
Net realized gains (losses) on closed contracts allocated from the Fund(s)	112,982	720,944
Net change in unrealized gains (losses) on open contracts	(874,702)	32,466
Net change in unrealized gains (losses) on open contracts allocated from the Fund(s)	2,570	304,053

Total trading results	4,633,549	1,632,652

Net income (loss)	$3,209,497	$713,051

Net income (loss) per Redeemable Unit:*
Class A	$38.64	$13.17

Class D	$33.31	$-

Class Z	$35.39	$14.99

Weighted average Redeemable Units outstanding:
Class A	81,675.3130	52,993.0067

Class D	600.0580	-

Class Z	1,482.6217	795.9520

*    Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units

Partners’ Capital, December 31, 2018	$56,857,034	43,713.9067	$606,507	600.0580	$755,325	745.0230	$58,218,866	45,058.9877
Subscriptions - General Partner	-	-	-	-	680,750	671.4640	680,750	671.4640
Subscriptions - Limited Partners	51,042,913	39,246.7420	-	-	100,000	99.2020	51,142,913	39,345.9440
Redemptions - Limited Partners	(3,801,011)	(2,893.4220)	-	-	-	-	(3,801,011)	(2,893.4220)
Net income (loss)	3,135,296	-	19,987	-	54,214	-	3,209,497	-

Partners’ Capital, March 31, 2019	$107,234,232	80,067.2267	$626,494	600.0580	$1,590,289	1,515.6890	$109,451,015	82,182.9737

Partners’ Capital, December 31, 2017	$68,946,282	54,475.3577	$-	-	$769,492	795.9520	$69,715,774	55,271.3097
Redemptions - General Partner	-	-	-	-	(50,000)	(50.9290)	(50,000)	(50.9290)
Redemptions - Limited Partners	(4,400,107)	(3,453.3910)	-	-	-	-	(4,400,107)	(3,453.3910)
Net income (loss)	701,120	-	-	-	11,931	-	713,051	-

Partners’ Capital, March 31, 2018	$65,247,295	51,021.9667	$-	-	$731,423	745.0230	$65,978,718	51,766.9897

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Ceres Tactical Commodity L.P. (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of commodity interests on U.S. and international futures, options on futures and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner (as defined below). Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have significant exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The sectors traded include energy, grains, livestock, metals and softs. The commodity interests that are traded by the Partnership, directly or indirectly through its investment in the Funds (as defined below) are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. During the initial offering period, the Partnership sold 11,925 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and was the trading manager (the “Trading Manager”) of Harbour Square Master (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

As of June 13, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to October 31, 2016 were deemed “Class A Redeemable Units.” Class Z Redeemable Units were first issued on January 1, 2017. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units were not changed. Class D Redeemable Units were first issued on July 1, 2018. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units and Class Z Redeemable Units were not changed. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that Class A Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of 2.00% (a 2.00% annual rate) of the net assets of Class A as of the end of each month, which differs from the Class D Redeemable Units monthly ongoing selling agent fee of 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class D as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

During the reporting periods ended March 31, 2019 and 2018, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, the Partnership/Funds also deposited a portion of their cash in non-trading bank accounts at JPMorgan Chase Bank, N.A.

As of March 31, 2019, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Aquantum GmbH (“Aquantum”) and Pan Capital Management L.P. (“Pan”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. Effective November 30, 2018, Aventis Asset Management, LLC (“Aventis”) ceased to act as a commodity trading advisor to the Partnership. Effective March 31, 2019, Harbour Square Capital Management LLC (“Harbour Square”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. References herein to the “Advisors” may also include, as relevant, Harbour Square and Aventis. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co. and are not responsible for the organization or operation of the Partnership.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

Millburn, Ospraie and Aquantum directly trade the Partnership’s assets allocated to each Advisor through managed accounts in the name of the Partnership pursuant to Millburn’s Commodity Program, Ospraie’s Commodity Program and Aquantum’s Commodity Spread Program, respectively. Effective January 1, 2019, Pan directly trades the Partnership’s assets allocated to it pursuant to Pan’s Energy Trading Program.

The Partnership has entered, and (prior to their respective terminations) CMF Harbour Square Master Fund LLC (“Harbour Square Master”) and MB Master Fund L.P. (“MB Master”) had entered, into futures brokerage account agreements with MS&Co. Harbour Square Master and MB Master are collectively referred to as the “Funds.” The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, the execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

The Partnership has entered into a selling agreement (the “Selling Agreement”) with Morgan Stanley Wealth Management. Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee at the rates described above. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered or exempted financial advisors of Morgan Stanley Wealth Management who have sold Class A Redeemable Units and Class D Redeemable Units in the Partnership.

The General Partner fees, management fees, incentive fees and professional fees of the Partnership are allocated proportionally to each Class based on the net asset value of each Class.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2019 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2019 and 2018. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2019 and 2018, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment in the Funds. The Partnership carried its investment in the Funds based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Funds.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2019 and December 31, 2018, the amount of cash held for margin requirements was $6,043,987 and $7,608,136, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of ($21,447) (proceeds of $18,992) and ($142,547) (proceeds of $141,947) as of March 31, 2019 and December 31, 2018, respectively.

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

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2019 and 2018 were as follows. There were no Class D limited partner Redeemable Units held prior to July 1, 2018. There were no Class Z limited partner Redeemable Units held prior to February 1, 2019.

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Class A	Class D	Class Z**	Class A
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$55.85	$43.48	$46.48	$30.40
Net investment loss	(17.21)	(10.17)	(5.30)	(17.23)

Increase (decrease) for the period	38.64	33.31	41.18	13.17
Net asset value per Redeemable Unit, beginning of period	1,300.66	1,010.75	1,008.04	1,265.64

Net asset value per Redeemable Unit, end of period	$1,339.30	$1,044.06	$1,049.22	$1,278.81

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Class A	Class D	Class Z**	Class A
Ratios to Average Limited Partners’ Capital:***
Net investment loss****	(4.3)%	(3.0)%	(2.1)%	(5.2)%

Operating expenses	6.2%	4.8%	4.1%	6.5%
Incentive fees	0.3%	0.3%	0.2%	0.1%

Total expenses	6.5%	5.1%	4.3%	6.6%

Total return:
Total return before incentive fees	3.3%	3.6%	4.3%	1.1%
Incentive fees	(0.3)%	(0.3)%	(0.2)%	(0.1)%

Total return after incentive fees	3.0%	3.3%	4.1%	1.0%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	For the period from February 1, 2019 to March 31, 2019.

***	Annualized (except for incentive fees).

****	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Funds.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses. The Partnership also invests certain of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities is shown in the Partnership’s Statements of Income and Expenses.

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

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2019 and 2018 were 26,535 and 4,231, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2019 and 2018 were 1,509 and 365, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended March 31, 2019 and 2018 were 2,038 and 765, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds for indirect trading and allocated to the Funds’ limited partners/members, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2019 and December 31, 2018, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
March 31, 2019	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$5,937,283	$(5,415,121)	$522,162	$-	$-	$522,162
Forwards	1,430,879	(1,232,616)	198,263	-	-	198,263

Total assets	$7,368,162	$(6,647,737)	$720,425	$-	$-	$720,425

Liabilities
Futures	$(5,415,121)	$5,415,121	$-	$-	$-	$-
Forwards	(1,232,616)	1,232,616	-	-	-	-

Total liabilities	$(6,647,737)	$6,647,737	$-	$-	$-	$-

Net fair value						$720,425	*

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2018	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$6,579,887	$(4,822,376)	$1,757,511	$-	$-	$1,757,511
Forwards	2,203,511	(2,203,511)	-	-	-	-

Total assets	$8,783,398	$(7,025,887)	$1,757,511	$-	$-	$1,757,511

Liabilities
Futures	$(4,822,376)	$4,822,376	$-	$-	$-	$-
Forwards	(2,567,628)	2,203,511	(364,117)	-	364,117	-

Total liabilities	$(7,390,004)	$7,025,887	$(364,117)	$-	$364,117	$-

Net fair value						$1,757,511	*

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2019 and December 31, 2018, respectively.

	March 31,
	2019
Assets
Futures Contracts
Energy	$4,382,299
Grains	518,524
Livestock	468,513
Metals	73,697
Softs	494,250

Total unrealized appreciation on open futures contracts	5,937,283

Liabilities
Futures Contracts
Energy	(4,076,242)
Grains	(327,442)
Livestock	(182,230)
Metals	(103,664)
Softs	(725,543)

Total unrealized depreciation on open futures contracts	(5,415,121)

Net unrealized appreciation on open futures contracts	$522,162	*

Assets
Forward Contracts
Metals	$1,430,879

Total unrealized appreciation on open forward contracts	1,430,879

Liabilities
Forward Contracts
Metals	(1,232,616)

Total unrealized depreciation on open forward contracts	(1,232,616)

Net unrealized appreciation on open forward contracts	$198,263	**

Assets
Options Purchased
Energy	$34,614
Grains	5,100
Livestock	117,840
Metals	867,200
Softs	124,061

Total options purchased	$1,148,815	***

Liabilities
Options Written
Energy	$(11,737)
Grains	(47,813)
Livestock	(27,490)
Metals	(1,043,807)
Softs	(37,440)

Total options written	$(1,168,287)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
Sector	2019		2018
Currencies	$83,307		$27,529
Energy	2,107,903		594,738
Grains	172,807		156,577
Interest Rates Non-U.S.	-		17,430
Livestock	1,419,642		183,019
Metals	864,560		(10,377)
Softs	(130,222)		(361,261)

Total	$4,517,997	*****	$607,655	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2019 and December 31, 2018 and for the periods ended March 31, 2019 and 2018, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$5,937,283	$5,937,283	$-	$-
Forwards	1,430,879	-	1,430,879	-
Options purchased	1,148,815	1,148,815	-	-

Total assets	$8,516,977	$7,086,098	$1,430,879	$-

Liabilities
Futures	$5,415,121	$5,415,121	$-	$-
Forwards	1,232,616	-	1,232,616	-
Options written	1,168,287	1,168,287	-	-

Total liabilities	$7,816,024	$6,583,408	$1,232,616	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$6,579,887	$6,579,887	$-	$-
Forwards	2,203,511	-	2,203,511	-
Options purchased	305,214	305,214	-	-

Total assets	$9,088,612	$6,885,101	$2,203,511	$-

Liabilities
Futures	$4,822,376	$4,822,376	$-	$-
Forwards	2,567,628	-	2,567,628	-
Options written	409,571	409,571	-	-

Total liabilities	$7,799,575	$5,231,947	$2,567,628	$-

6.	Investment in the Funds:

On February 1, 2013, the Partnership allocated substantially all of its capital to MB Master, a limited partnership organized under the partnership laws of the State of Delaware. Effective November 30, 2018, the Partnership fully redeemed its investment in MB Master.

On January 1, 2018, the Partnership allocated a portion of its assets to Harbour Square Master, a limited liability company organized under the limited liability company laws of the State of Delaware. Harbour Square Master permitted accounts managed by Harbour Square using Harbour Square’s Discretionary Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. Effective March 31, 2019, the Partnership fully redeemed its investment in Harbour Square Master.

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2019.

The Partnership’s/Funds’ trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Partnership/Funds engage in such trading through commodity brokerage accounts maintained with MS&Co.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

Generally, a limited partner/member in the Funds withdrew all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request had been made to the General Partner/Trading Manager at least three days in advance of the Redemption Date. Such withdrawals were classified as a liability when the limited partner/member elected to redeem and informed the Funds. However, a limited partner/member could have requested a withdrawal as of the end of any day if such request was received by the General Partner/Trading Manager at least three days in advance of the proposed withdrawal date.

Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level. All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees were borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership. Professional fees were borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

As of the close of business on March 31, 2019, the Partnership did not have ownership in any of the Funds. At December 31, 2018, the Partnership owned approximately 68.7% of Harbour Square Master. The performance of the Partnership was directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds was approximately the same as they would be if the Partnership traded directly and redemption rights were not affected.

Summarized information reflecting the total assets, liabilities and members’ capital of Harbour Square Master is shown in the following tables:

	March 31, 2019
	Total Assets	Total Liabilities	Total Capital
Harbour Square Master	$5,311,909	$5,311,909	$-

	December 31, 2018
	Total Assets	Total Liabilities	Total Capital
Harbour Square Master	$10,504,910	$2,532,233	$7,972,677
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of Harbour Square Master is shown in the following tables:
	For the three months ended March 31, 2019
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
Harbour Square Master	$(14,678)	$160,848	$146,170

	For the three months ended March 31, 2018
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
MB Master	$5,533	$1,022,312	$1,027,845
Harbour Square Master	65,272	866,131	931,403

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	March 31, 2019		For the three months ended March 31, 2019
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Fund	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Harbour Square Master	-%	$-	$141,964	$7,656	$29,566	$104,742	Commodity Portfolio	Monthly

Total		$-	$141,964	$7,656	$29,566	$104,742

	December 31, 2018		For the three months ended March 31, 2018
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
MB Master(a)	-%	$-	$523,746	$49,218	$8,398	$466,130	Commodity Portfolio	Monthly
Harbour Square Master	9.43%	5,489,732	596,224	9,231	10,696	576,297	Commodity Portfolio	Monthly

Total		$5,489,732	$1,119,970	$58,449	$19,094	$1,042,427

(a)	The Partnership fully redeemed its investment in MB Master as of November 30, 2018.

7.	Financial Instrument Risks:

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

On April 1, 2019, the Partnership allocated a portion of its assets to Northlander Commodity Advisors LLP (“Northlander”), which is invested in CMF NL Master Fund LLC and is traded by Northlander pursuant to Northlander’s Commodity Program.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Fund, (ii) redemptions receivable from the Fund, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2019.

The Partnership’s/Funds’ investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership/Funds from promptly liquidating their futures or option contracts and result in restrictions on redemptions.

Other than the risks inherent in commodity futures, forwards, options and swaps trading, U.S. Treasury bills and money market mutual fund securities, the General Partner knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s/Funds’ liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains and losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2019, Partnership capital increased 88.0% from $58,218,866 to $109,451,015. This increase was attributable to subscriptions of 39,246.7420 Class A limited partner Redeemable Units totaling $51,042,913, subscriptions of 99.2020 Class Z limited partner Redeemable Units totaling $100,000, subscriptions of 671.4640 Class Z General Partner Redeemable Units totaling $680,750 and net income of $3,209,497 which was partially offset by redemptions of 2,893.4220 Class A limited partner Redeemable Units totaling $3,801,011. Future redemptions can impact the amount of funds available for direct investments and investment in the Funds in subsequent periods.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations

The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. As a result, actual results could differ from those estimates. A summary of the Partnership’s significant accounting policies is described in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership/Funds record all investments at fair value in their respective financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the respective Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2019, the net asset value per Redeemable Unit for Class A increased 3.0% from $1,300.66 to $1,339.30 as compared to an increase of 1.0% in the first quarter of 2018. During the Partnership’s first quarter of 2019, the net asset value per Redeemable Unit for Class D increased 3.3% from $1,010.75 to $1,044.06. During the Partnership’s first quarter of 2019, the net asset value per Redeemable Unit for Class Z increased 3.5% from $1,013.83 to $1,049.22 as compared to an increase of 1.6% in the first quarter of 2018. The Partnership experienced a net trading gain before fees and expenses during the first quarter of 2019 of $4,633,549. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, livestock and metals and were partially offset by losses in softs. The Partnership experienced a net trading gain before fees and expenses during the first quarter of 2018 of $1,632,652. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains and livestock and were partially offset by losses in metals and softs.

During the first quarter, the most notable gains were recorded during February and March from long futures positions in Brent crude oil and oil distillates as prices advanced amid signs of tightening global crude supply and strong U.S. demand for distillate products. In the livestock markets, gains were achieved during February and March from long positions in lean hog futures as prices increased amid a rise in U.S. exports as the African swine virus diminished global supplies. Gains within the metals complex were experienced during January and February from long positions in industrial metals futures as prices rebounded amid a decrease in the relative value of the U.S. dollar and optimism of U.S. trade negotiations with China. In the grains sector, smaller gains were achieved throughout the quarter from positions in corn and wheat. The Partnership’s overall trading gains for the quarter were partially offset by trading losses within the soft commodities sector primarily during March from long positions in coffee futures positions as prices decreased due to ample supplies.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three months ended March 31, 2019 increased by $361,070 as compared to the corresponding period in 2018. The increase in interest income was primarily due to higher average daily equity and higher interest rates during the three months ended March 31, 2019 as compared to the corresponding period in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2019 increased by $201,281 as compared to the corresponding period in 2018. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three months ended March 31, 2019 as compared to the corresponding period in 2018.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units, Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2019 increased by $202,659 as compared to the corresponding period in 2018. This increase was due to higher average net assets attributable to Class A Redeemable Units and Class D Redeemable Units during the three months ended March 31, 2019 as compared to the corresponding period in 2018.

Management fees are calculated as a percentage of the Partnership’s net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2019 increased by $144,505 as compared to the corresponding period in 2018. This increase was due to higher average net assets per Class during the three months ended March 31, 2019 as compared to the corresponding period in 2018.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2019 increased by $35,134 as compared to the corresponding period in 2018. This increase was due to higher average net assets per Class during the three months ended March 31, 2019 as compared to the corresponding period in 2018.

Incentive fees are based on the net trading profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three months ended March 31, 2019 and 2018 resulted in incentive fees of $371,860 and $73,901, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

As of March 31, 2019 and December 31, 2018, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

		March 31, 2019		December 31, 2018
		(percentage of		(percentage of
Advisor	March 31, 2019*	Partners’ Capital)	December 31, 2018	Partners’ Capital)
Harbour Square	$3,786,545	3%	$5,489,732	9%
Millburn	23,405,911	21%	23,567,218	41%
Ospraie	29,668,813	27%	20,399,917	35%
Aquantum	26,820,072	25%	8,761,999	15%
Pan	25,769,674	24%	-	-%

*	Allocation presented is prior to Harbour Square’s termination effective the close of business on March 31, 2019.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. Harbour Square traded the Partnership’s assets indirectly in a master fund managed account established in the name of the master fund over which it had been granted limited authority to make trading decisions. The Partnership fully redeemed its investment in Harbour Square Master effective March 31, 2019. Additionally, Harbour Square Master did not have any open positions as of December 31, 2018. Millburn, Ospraie, Aquantum and Pan directly trade managed accounts in the name of the Partnership. As a result, the trading Value at Risk tables presented only reflects the market sensitive instruments held by the Partnership directly as of March 31, 2019 and December 31, 2018. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments as of March 31, 2019 and December 31, 2018, and the highest, lowest and average values during the three months ended March 31, 2019 and the twelve months ended December 31, 2018. All open contracts trading risk exposures have been included in calculating the figures set forth below. As of March 31, 2019, the Partnership’s total capitalization was $109,451,015.

As of March 31, 2019, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2019
			Three Months Ended March 31, 2019
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$3,057,480	2.79%	$6,862,028	$3,057,480	$4,978,972
Grains	463,886	0.42	574,865	248,768	423,235
Livestock	189,980	0.17	2,177,333	189,980	1,216,017
Metals	1,117,626	1.02	2,108,797	633,112	1,530,793
Softs	1,219,591	1.11	1,471,368	748,884	1,171,675

Total	$6,048,563	5.51%

* Average of daily Values at Risk. As of December 31, 2018, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:
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

As of March 31, 2019, the Partnership fully redeemed its investment in Harbour Square Master. As of December 31, 2018, Harbour Square Master’s total capitalization was $7,972,677, and the Partnership owned approximately 68.7% of Harbour Square Master. As of December 31, 2018, Harbour Square Master had no Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Harbour Square Master for trading).

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on July 12, 2016 and June 28, 2016, respectively, without any findings of fraud. Pursuant to the settlements, MS&Co. was required to pay a $750,000 penalty to the CBOE (for which MS&Co. and an individual were jointly and severally liable) and a $400,000 penalty to the CFE (for which MS&Co. and an individual were jointly and severally liable) and $152,664 in disgorgement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions related to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under

Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At March 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $36 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $36 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At March 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Associate; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and sought, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On January 16, 2015, the parties reached an agreement to settle the litigation.

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

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $1.073 billion. The amended complaint raised claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and included a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleged causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and sought, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleged that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserted violations of the California False Claims Act and other state laws and sought treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2019, there were subscriptions of 39,246.7420 Class A limited partner Redeemable Units totaling $51,042,913, 99.2020 Class Z limited partner Redeemable Units totaling $100,000 and 671.4640 Class Z General Partner Redeemable Units totaling $680,750. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	975.0180	$1,291.06	N/A	N/A
February 1, 2019 - February 28, 2019	1,514.8200	$1,321.40	N/A	N/A
March 1, 2019 - March 31, 2019	403.5840	$1,339.30	N/A	N/A
	2,893.4220	$1,313.67

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

CERES TACTICAL COMMODITY L.P.
By:	Ceres Managed Futures LLC
(General Partner)
By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director
Date:	May 9, 2019
By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)
Date:	May 9, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.