Form 10-Q
period 2019-06-30
Ceres Tactical Commodity L.P.
filed 2019-08-08
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(855) 672-4468

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes       No X

As of July 31, 2019, 75,958.5947 Limited Partnership Class A Redeemable Units were outstanding, 600.0580 Limited Partnership Class D Redeemable Units were outstanding and 99.2020 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Commodity L.P.

Statements of Financial Condition

	June 30, 2019 (Unaudited)	December 31, 2018
Assets:
Investment in the Fund(s)(1), at fair value	$28,787,528	$5,489,732
Redemptions receivable from the Fund(s)	1,611,532	21,653

Equity in trading account:
Unrestricted cash	71,471,528	46,452,179
Restricted cash	5,416,200	7,608,136
Net unrealized appreciation on open futures contracts	-	1,757,511
Net unrealized appreciation on open forward contracts	125,127	-
Options purchased, at fair value (premiums paid $1,504,985 and $555,793 at June 30, 2019 and December 31, 2018, respectively)	1,081,048	305,214

Total equity in trading account	78,093,903	56,123,040

Interest receivable	128,075	94,727

Total assets	$108,621,038	$61,729,152

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$936,830	$-
Net unrealized depreciation on open forward contracts	-	364,117
Options written, at fair value (premiums received $1,548,254 and $506,194 at June 30, 2019 and December 31, 2018, respectively)	1,047,272	409,571
Accrued expenses:
Ongoing selling agent fees	174,946	99,660
Management fees	131,638	82,317
General Partner fees	66,408	50,530
Incentive fees	137,039	957,011
Professional fees	209,864	220,343
Redemptions payable to Limited Partners	2,795,831	1,326,737

Total liabilities	5,499,828	3,510,286

Partners’ Capital:
General Partner, Class Z, 1,118.7550 and 745.0230 Redeemable Units outstanding at June 30, 2019 and December 31, 2018, respectively	1,168,131	755,325
Limited Partners, Class A, 76,333.6607 and 43,713.9067 Redeemable Units outstanding at June 30, 2019 and December 31, 2018, respectively	101,227,212	56,857,034
Limited Partners, Class D, 600.0580 Redeemable Units outstanding at June 30, 2019 and December 31, 2018	622,287	606,507
Limited Partners, Class Z, 99.2020 and 0.0000 Redeemable Units outstanding at June 30, 2019 and December 31, 2018, respectively	103,580	-

Total partners’ capital (net asset value)	103,121,210	58,218,866

Total liabilities and partners’ capital	$108,621,038	$61,729,152

Net asset value per Redeemable Unit:
Class A	$1,326.11	$1,300.66

Class D	$1,037.04	$1,010.75

Class Z	$1,044.13	$1,013.83

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Condensed Schedule of Investments

June 30, 2019

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	12,668	$(5,426,917)	(5.26	) %
Grains	485	(218,978)	(0.21)
Livestock	181	(336,230)	(0.33)
Metals	149	243,565	0.24
Softs	244	280,272	0.27

Total futures contracts purchased		(5,458,288)	(5.29)

Futures Contracts Sold
Energy	9,599	4,881,100	4.73
Grains	698	215,580	0.21
Livestock	202	349,764	0.34
Metals	99	(773,084)	(0.75)
Softs	284	(151,902)	(0.15)

Total futures contracts sold		4,521,458	4.38

Net unrealized depreciation on open futures contracts		$(936,830)	(0.91	) %

Unrealized Appreciation on Open Forward Contracts
Metals	666	$1,224,388	1.19%

Total unrealized appreciation on open forward contracts		1,224,388	1.19

Unrealized Depreciation on Open Forward Contracts
Metals	564	(1,099,261)	(1.07)

Total unrealized depreciation on open forward contracts		(1,099,261)	(1.07)

Net unrealized appreciation on open forward contracts		$125,127	0.12%

Options Purchased
Calls
Energy	836	$283,530	0.27%
Metals	365	269,087	0.26
Softs	174	54,241	0.05
Puts
Energy	12	14,481	0.01
Metals	135	459,709	0.46

Total options purchased (premiums paid $1,504,985)		$1,081,048	1.05%

Options Written
Calls
Energy	12	$(8,705)	(0.01	) %
Metals	379	(318,687)	(0.31)
Softs	18	(34,155)	(0.03)
Puts
Energy	12	(7,342)	(0.01)
Grains	35	(26,250)	(0.03)
Livestock	35	(52,850)	(0.05)
Metals	158	(471,399)	(0.46)
Softs	128	(127,884)	(0.12)

Total options written (premiums received $1,548,254)		$(1,047,272)	(1.02	) %

Investment in the Funds		Fair Value	% of Partners’ Capital
CMF NL Master Fund LLC		$6,092,681	5.91%
CMF Aquantum Master Fund LLC		22,694,847	22.01

Total investment in the Funds		$28,787,528	27.92%

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Condensed Schedule of Investments

December 31, 2018

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	35	$13,419	0.02%
Energy	1,827	(3,537,375)	(6.08)
Grains	269	(34,732)	(0.06)
Livestock	424	(133,210)	(0.22)
Metals	132	(17,816)	(0.03)
Softs	284	(15,437)	(0.03)

Total futures contracts purchased		(3,725,151)	(6.40)

Futures Contracts Sold
Energy	2,168	5,226,770	8.98
Grains	306	125,329	0.22
Livestock	501	197,475	0.34
Metals	127	(151,374)	(0.26)
Softs	367	84,462	0.14

Total futures contracts sold		5,482,662	9.42

Net unrealized appreciation on open futures contracts		$1,757,511	3.02%

Unrealized Appreciation on Open Forward Contracts
Metals	677	$2,203,511	3.78%

Total unrealized appreciation on open forward contracts		2,203,511	3.78

Unrealized Depreciation on Open Forward Contracts
Metals	774	(2,567,628)	(4.41)

Total unrealized depreciation on open forward contracts		(2,567,628)	(4.41)

Net unrealized depreciation on open forward contracts		$(364,117)	(0.63	) %

Options Purchased
Calls
Grains	110	$27,500	0.05%
Metals	244	37,084	0.06
Puts
Energy	36	35,640	0.06
Livestock	62	19,620	0.03
Metals	94	185,370	0.32

Total options purchased (premiums paid $555,793)		$305,214	0.52%

Options Written
Calls
Energy	44	$(34,760)	(0.06	) %
Livestock	18	(17,820)	(0.03)
Metals	141	(13,833)	(0.02)
Softs	27	(44,820)	(0.08)
Puts
Metals	117	(225,236)	(0.39)
Softs	104	(73,102)	(0.12)

Total options written (premiums received $506,194)		$(409,571)	(0.70	) %

Investment in the Fund		Fair Value	% of Partners’ Capital
CMF Harbour Square Master Fund LLC		$5,489,732	9.43%

Total investment in the Fund		$5,489,732	9.43%

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income:
Interest income	$517,054	$160,343	$1,080,943	$294,601
Interest income allocated from the Fund(s)	66,360	102,901	92,772	197,874

Total investment income	583,414	263,244	1,173,715	492,475

Expenses:
Expenses allocated from the Fund(s)	84,578	95,188	121,800	172,731
Clearing fees related to direct investments	317,149	141,217	652,877	275,664
Ongoing selling agent fees	538,610	333,832	1,081,820	674,383
Management fees	403,630	258,712	808,405	518,982
General Partner fees	204,607	168,010	411,205	339,474
Incentive fees	(84,547)	341,419	287,313	415,320
Professional fees	112,186	87,538	227,146	178,194

Total expenses	1,576,213	1,425,916	3,590,566	2,574,748

Net investment loss	(992,799)	(1,162,672)	(2,416,851)	(2,082,273)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Fund(s):
Net realized gains (losses) on closed contracts	2,031,057	2,882,877	7,423,756	3,458,066
Net realized gains (losses) on closed contracts allocated from the Fund(s)	415,975	144,570	528,957	865,514
Net change in unrealized gains (losses) on open contracts	(1,098,815)	(359,919)	(1,973,517)	(327,453)
Net change in unrealized gains (losses) on open contracts allocated from the Fund(s)	(1,382,927)	(642,747)	(1,380,357)	(338,694)

Total trading results	(34,710)	2,024,781	4,598,839	3,657,433

Net income (loss)	$(1,027,509)	$862,109	$2,181,988	$1,575,160

Net income (loss) per Redeemable Unit:*
Class A	$(13.19)	$16.22	$25.45	$29.39

Class D	$(7.02)	$-	$26.29	$-

Class Z	$(5.09)	$17.49	$30.30	$32.48

Weighted average Redeemable Units outstanding:
Class A	79,589.1810	50,732.9224	80,632.2470	51,862.9645

Class D	600.0580	-	600.0580	-

Class Z	1,317.2010	745.0230	1,399.9113	770.4875

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Changes in Partners’ Capital

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$68,946,282	54,475.3577	$-	-	$769,492	795.9520	$69,715,774	55,271.3097
Subscriptions - Limited Partners	1,565,000	1,218.5560	-	-	-	-	1,565,000	1,218.5560
Redemptions - General Partner	-	-	-	-	(50,000)	(50.9290)	(50,000)	(50.9290)
Redemptions - Limited Partners	(8,758,018)	(6,811.9730)	-	-	-	-	(8,758,018)	(6,811.9730)
Net income (loss)	1,550,196	-	-	-	24,964	-	1,575,160	-

Partners’ Capital, June 30, 2018	$63,303,460	48,881.9407	$-	-	$744,456	745.0230	$64,047,916	49,626.9637

Partners’ Capital, March 31, 2018	$65,247,295	51,021.9667	$-	-	$731,423	745.0230	$65,978,718	51,766.9897
Subscriptions - Limited Partners	1,565,000	1,218.5560	-	-	-	-	1,565,000	1,218.5560
Redemptions - Limited Partners	(4,357,911)	(3,358.5820)	-	-	-	-	(4,357,911)	(3,358.5820)
Net income (loss)	849,076	-	-	-	13,033	-	862,109	-

Partners’ Capital, June 30, 2018	$63,303,460	48,881.9407	$-	-	$744,456	745.0230	$64,047,916	49,626.9637

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$56,857,034	43,713.9067	$606,507	600.0580	$755,325	745.0230	$58,218,866	45,058.9877
Subscriptions - General Partner	-	-	-	-	680,750	671.4640	680,750	671.4640
Subscriptions - Limited Partners	52,019,698	39,975.1700	-	-	100,000	99.2020	52,119,698	40,074.3720
Redemptions - General Partner	-	-	-	-	(315,025)	(297.7320)	(315,025)	(297.7320)
Redemptions - Limited Partners	(9,765,067)	(7,355.4160)	-	-	-	-	(9,765,067)	(7,355.4160)
Net income (loss)	2,115,547	-	15,780	-	50,661	-	2,181,988	-

Partners’ Capital, June 30, 2019	$101,227,212	76,333.6607	$622,287	600.0580	$1,271,711	1,217.9570	$103,121,210	78,151.6757

Partners’ Capital, March 31, 2019	$107,234,232	80,067.2267	$626,494	600.0580	$1,590,289	1,515.6890	$109,451,015	82,182.9737
Subscriptions - Limited Partners	976,785	728.4280	-	-	-	-	976,785	728.4280
Redemptions - General Partner	-	-	-	-	(315,025)	(297.7320)	(315,025)	(297.7320)
Redemptions - Limited Partners	(5,964,056)	(4,461.9940)	-	-	-	-	(5,964,056)	(4,461.9940)
Net income (loss)	(1,019,749)	-	(4,207)	-	(3,553)	-	(1,027,509)	-

Partners’ Capital, June 30, 2019	$101,227,212	76,333.6607	$622,287	600.0580	$1,271,711	1,217.9570	$103,121,210	78,151.6757

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and is the trading manager (the “Trading Manager”) of NL Master (as defined below) and Aquantum Master (as defined below). The General Partner was also the Trading Manager of Harbour Square Master (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

As of June 30, 2019, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Aquantum GmbH (“Aquantum”), Pan Capital Management L.P. (“Pan”), and Northlander Commodity Advisors LLP (“Northlander”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. On November 30, 2018, the Partnership fully redeemed its investment in MB Master Fund L.P. (“MB Master”). Also effective November 30, 2018, Aventis Asset Management, LLC (“Aventis”) ceased to act as a commodity trading advisor to the Partnership. On March 31, 2019, the Partnership fully redeemed its investment in CMF Harbour Square Master Fund LLC (“Harbour Square Master”). Also effective March 31, 2019, Harbour Square Capital Management LLC (“Harbour Square”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. References herein to the “Advisors” may also include, as relevant, Harbour Square and Aventis. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co. and are not responsible for the organization or operation of the Partnership.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

During the reporting periods ended June 30, 2019 and 2018, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan Chase Bank, N.A.

Millburn, Ospraie and Pan directly trade the Partnership’s assets allocated to each Advisor through managed accounts in the name of the Partnership pursuant to Millburn’s Commodity Program, Ospraie’s Commodity Program and Pan’s Energy Trading Program, respectively.

The Partnership, CMF NL Master Fund LLC (“NL Master”) and CMF Aquantum Master Fund LLC (“Aquantum Master”) have entered, and (prior to their respective terminations) Harbour Square Master and MB Master had entered, into futures brokerage account agreements with MS&Co. NL Master and Aquantum Master are collectively referred to as the “Funds.” References herein to the Funds may also include, as relevant, Harbour Square Master and MB Master. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, the execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2019 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2019 and 2018. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2019 and 2018, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2019 and December 31, 2018, the amount of cash held for margin requirements was $5,416,200 and $7,608,136, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $36,605 (cost of $36,626) and ($142,547) (proceeds of $141,947) as of June 30, 2019 and December 31, 2018, respectively.

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

Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2019 and 2018 were as follows. There were no Class D limited partner Redeemable Units held prior to July 1, 2018. There were no Class Z limited partner Redeemable Units held prior to February 1, 2019.

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Class A	Class D	Class Z	Class A	Class A	Class D	Class Z**	Class A
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(0.84)	$(0.72)	$(0.31)	$38.96	$55.07	$42.76	$46.35	$69.24
Net investment loss	(12.35)	(6.30)	(4.78)	(22.74)	(29.62)	(16.47)	(10.26)	(39.85)

Increase (decrease) for the period	(13.19)	(7.02)	(5.09)	16.22	25.45	26.29	36.09	29.39
Net asset value per Redeemable Unit, beginning of period	1,339.30	1,044.06	1,049.22	1,278.81	1,300.66	1,010.75	1,008.04	1,265.64

Net asset value per Redeemable Unit, end of period	$1,326.11	$1,037.04	$1,044.13	$1,295.03	$1,326.11	$1,037.04	$1,044.13	$1,295.03

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Class A	Class D	Class Z	Class A	Class A	Class D	Class Z**	Class A
Ratios to Average Limited Partners’ Capital:***
Net investment loss****	(4.0)%	(2.7)%	(1.9)%	(5.6)%	(4.3)%	(3.0)%	(2.0)%	(5.7)%

Operating expenses	6.2%	4.9%	4.1%	6.7%	6.2%	4.9%	4.1%	6.6%
Incentive fees	(0.1)%	(0.1)%	(0.1)%	0.5%	0.3%	0.3%	0.1%	0.6%

Total expenses	6.1%	4.8%	4.0%	7.2%	6.5%	5.2%	4.2%	7.2%

Total return:
Total return before incentive fees	(1.1)%	(0.8)%	(0.6)%	1.8%	2.2%	2.9%	3.7%	2.9%
Incentive fees	0.1%	0.1%	0.1%	(0.5)%	(0.2)%	(0.3)%	(0.1)%	(0.6)%

Total return after incentive fees	(1.0)%	(0.7)%	(0.5)%	1.3%	2.0%	2.6%	3.6%	2.3%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	For the period from February 1, 2019 to June 30, 2019.

***	Annualized (except for incentive fees).

****	Interest income less total expenses.

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

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2019 and 2018 were 25,169 and 4,285, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2019 and 2018 were 25,852 and 4,258, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2019 and 2018 were 1,345 and 1,272, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2019 and 2018 were 1,427 and 818, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended June 30, 2019 and 2018 were 1,857 and 1,441, respectively. The monthly average number of option contracts traded directly by the Partnership during the six months ended June 30, 2019 and 2018 were 1,948 and 1,103, respectively.

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

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2019 and December 31, 2018, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2019				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$7,083,055	$(7,083,055)	$-	$-	$-	$-
Forwards	1,224,388	(1,099,261)	125,127	-	-	125,127

Total assets	$8,307,443	$(8,182,316)	$125,127	$-	$-	$125,127

Liabilities
Futures	$(8,019,885)	$7,083,055	$(936,830)	$-	$936,830	$-
Forwards	(1,099,261)	1,099,261	-	-	-	-

Total liabilities	$(9,119,146)	$8,182,316	$(936,830)	$-	$936,830	$-

Net fair value						$125,127	*

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
December 31, 2018				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$6,579,887	$(4,822,376)	$1,757,511	$-	$-	$1,757,511
Forwards	2,203,511	(2,203,511)	-	-	-	-

Total assets	$8,783,398	$(7,025,887)	$1,757,511	$-	$-	$1,757,511

Liabilities
Futures	$(4,822,376)	$4,822,376	$-	$-	$-	$-
Forwards	(2,567,628)	2,203,511	(364,117)	-	364,117	-

Total liabilities	$(7,390,004)	$7,025,887	$(364,117)	$-	$364,117	$-

Net fair value						$1,757,511	*

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of June 30, 2019 and December 31, 2018, respectively.

	June 30, 2019
Assets
Futures Contracts
Energy	$5,787,927
Grains	322,339
Livestock	375,020
Metals	251,372
Softs	346,397

Total unrealized appreciation on open futures contracts	7,083,055

Liabilities
Futures Contracts
Energy	(6,333,744)
Grains	(325,737)
Livestock	(361,486)
Metals	(780,891)
Softs	(218,027)

Total unrealized depreciation on open futures contracts	(8,019,885)

Net unrealized depreciation on open futures contracts	$(936,830)	*

Assets
Forward Contracts
Metals	$1,224,388

Total unrealized appreciation on open forward contracts	1,224,388

Liabilities
Forward Contracts
Metals	(1,099,261)

Total unrealized depreciation on open forward contracts	(1,099,261)

Net unrealized appreciation on open forward contracts	$125,127	**

Assets
Options Purchased
Energy	$298,011
Metals	728,796
Softs	54,241

Total options purchased	$1,081,048	***

Liabilities
Options Written
Energy	$(16,047)
Grains	(26,250)
Livestock	(52,850)
Metals	(790,086)
Softs	(162,039)

Total options written	$(1,047,272)	****

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2019		2018		2019		2018
Currencies	$1,104		$(314,000)		$84,411		$(286,471)
Energy	174,423		2,261,423		2,282,326		2,856,161
Grains	94,277		(600,462)		267,084		(443,885)
Interest Rates Non-U.S.	-		-		-		17,430
Livestock	(25,997)		141,540		1,393,645		324,559
Metals	(29,008)		412,631		835,552		402,254
Softs	717,443		621,826		587,221		260,565

Total	$932,242	*****	$2,522,958	*****	$5,450,239	*****	$3,130,613	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2019 and December 31, 2018 and for the periods ended June 30, 2019 and 2018, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$7,083,055	$7,083,055	$-	$-
Forwards	1,224,388	-	1,224,388	-
Options purchased	1,081,048	1,081,048	-	-

Total assets	$9,388,491	$8,164,103	$1,224,388	$-

Liabilities
Futures	$8,019,885	$8,019,885	$-	$-
Forwards	1,099,261	-	1,099,261	-
Options written	1,047,272	1,047,272	-	-

Total liabilities	$10,166,418	$9,067,157	$1,099,261	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$6,579,887	$6,579,887	$-	$-
Forwards	2,203,511	-	2,203,511	-
Options purchased	305,214	305,214	-	-

Total assets	$9,088,612	$6,885,101	$2,203,511	$-

Liabilities
Futures	$4,822,376	$4,822,376	$-	$-
Forwards	2,567,628	-	2,567,628	-
Options written	409,571	409,571	-	-

Total liabilities	$7,799,575	$5,231,947	$2,567,628	$-

6.	Investment in the Funds:

On April 1, 2019, the Partnership allocated a portion of its assets to NL Master, a limited liability company organized under the limited liability company laws of the State of Delaware. NL Master permits accounts managed by Northlander using Northlander’s Commodity Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the trading manager of NL Master. Individual and pooled accounts currently managed by Northlander, including the Partnership, are permitted to be members of NL Master. The Trading Manager and Northlander believe that trading through this master/feeder structure should promote efficiency and economy in the trading process.

On December 1, 2018, the Partnership allocated a portion of its assets to Aquantum, which were managed and traded directly by Aquantum pursuant to Aquantum’s Commodity Spread Program through a trading account in the Partnership’s name from December 1, 2018 until May 31, 2019. Effective June 1, 2019, the assets allocated to Aquantum were transferred into Aquantum Master, a limited liability company organized under the limited liability company laws of the State of Delaware, through which they are managed and traded by Aquantum pursuant to the same strategy. Aquantum Master permits accounts managed by Aquantum using Aquantum’s Commodity Spread Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the trading manager of Aquantum Master. Individual and pooled accounts currently managed by Aquantum, including the Partnership, are permitted to be members of Aquantum Master. The Trading Manager and Aquantum believe that trading through this master/feeder structure should promote efficiency and economy in the trading process.

On February 1, 2013, the Partnership allocated substantially all of its capital to MB Master, a limited partnership organized under the partnership laws of the State of Delaware. Effective November 30, 2018, the Partnership fully redeemed its investment in MB Master.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

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

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2019.

The Partnership’s/Funds’ trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Partnership/Funds engage in such trading through commodity brokerage accounts maintained with MS&Co.

Generally, a limited partner/member in the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner/Trading Manager at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner/member elects to redeem and informs the Funds. However, a limited partner/member may request a withdrawal as of the end of any day if such request is received by the General Partner/Trading Manager at least three days in advance of the proposed withdrawal date.

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

At June 30, 2019, the Partnership owned approximately 25.9% of NL Master and 53.9% of Aquantum Master. At December 31, 2018, the Partnership owned approximately 68.7% of Harbour Square Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	June 30, 2019
	Total Assets	Total Liabilities	Total Capital
NL Master	$23,676,559	$196,493	$23,480,066
Aquantum Master	45,267,870	3,234,291	42,033,579

	December 31, 2018
	Total Assets	Total Liabilities	Total Capital
Harbour Square Master	$10,504,910	$2,532,233	$7,972,677

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$47,535	$(1,353,287)	$(1,305,752)
Aquantum Master(a)	(55,069)	(1,108,871)	(1,163,940)

	For the six months ended June 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Harbour Square Master(b)	$(14,678)	$160,848	$146,170
NL Master(c)	47,535	(1,353,287)	(1,305,752)
Aquantum Master(a)	(55,069)	(1,108,871)	(1,163,940)

	For the three months ended June 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master	$(6,603)	$(976,916)	$(983,519)
Harbour Square Master	76,151	9,930	86,081

	For the six months ended June 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master	$(1,070)	$45,396	$44,326
Harbour Square Master	141,423	876,061	1,017,484

(a)	From June 1, 2019, commencement of operations for Aquantum Master, through June 30, 2019.

(b)	From January 1, 2019 through March 31, 2019, the date the Partnership fully redeemed its investment in Harbour Square Master.

(c)	From April 1, 2019, commencement of operations for NL Master, through June 30, 2019.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	June 30, 2019		For the three months ended June 30, 2019
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
NL Master	5.91%	$6,092,681	$(323,787)	$9,986	$5,570	$(339,343)	Commodity Portfolio	Monthly
Aquantum Master(a)	22.01%	22,694,847	(576,805)	60,184	8,838	(645,827)	Commodity Portfolio	Monthly

Total		$28,787,528	$(900,592)	$70,170	$14,408	$(985,170)

	June 30, 2019		For the six months ended June 30, 2019
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
Harbour Square Master(b)	-%	$-	$141,964	$7,656	$29,566	$104,742	Commodity Portfolio	Monthly
NL Master(c)	5.91%	6,092,681	(323,787)	9,986	5,570	(339,343)	Commodity Portfolio	Monthly
Aquantum Master(a)	22.01%	22,694,847	(576,805)	60,184	8,838	(645,827)	Commodity Portfolio	Monthly

Total		$28,787,528	$(758,628)	$77,826	$43,974	$(880,428)

	December 31, 2018		For the three months ended June 30, 2018
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
MB Master(d)	-%	$-	$(447,089)	$64,826	$8,211	$(520,126)	Commodity Portfolio	Monthly
Harbour Square Master	9.43%	5,489,732	51,813	12,081	10,070	29,662	Commodity Portfolio	Monthly

Total		$5,489,732	$(395,276)	$76,907	$18,281	$(490,464)

	December 31, 2018		For the six months ended June 30, 2018
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
MB Master(d)	-%	$-	$76,657	$114,044	$16,609	$(53,996)	Commodity Portfolio	Monthly
Harbour Square Master	9.43%	5,489,732	648,037	21,312	20,766	605,959	Commodity Portfolio	Monthly

Total		$5,489,732	$724,694	$135,356	$37,375	$551,963

(a)	From June 1, 2019, the date the Partnership invested into Aquantum Master, through June 30, 2019.

(b)	From January 1, 2019 through March 31, 2019, the date the Partnership fully redeemed its investment in Harbour Square Master.

(c)	From April 1, 2019, the date the Partnership invested into NL Master, through June 30, 2019.

(d)	The Partnership fully redeemed its investment in MB Master as of November 30, 2018.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

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

The General Partner/Trading Manager monitors and attempts to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner/Trading Manager to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Fund(s), (ii) redemptions receivable from the Fund(s), (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2019.

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

For the six months ended June 30, 2019, Partnership capital increased 77.1% from $58,218,866 to $103,121,210. This increase was attributable to subscriptions of 39,975.1700 Class A limited partner Redeemable Units totaling $52,019,698, subscriptions of 99.2020 Class Z limited partner Redeemable Units totaling $100,000, subscriptions of 671.4640 Class Z General Partner Redeemable Units totaling $680,750 and net income of $2,181,988 which was partially offset by redemptions of 7,355.4160 Class A limited partner Redeemable Units totaling $9,765,067 and redemptions of 297.7320 Class Z General Partner Redeemable Units totaling $315,025. Future redemptions can impact the amount of funds available for direct investments and investment in the Funds in subsequent periods.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting periods. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. As a result, actual results could differ from those estimates. A summary of the Partnership’s significant accounting policies is described in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership/Funds record all investments at fair value in their respective financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the respective Statements of Income and Expenses.

Results of Operations

During the Partnership’s second quarter of 2019, the net asset value per Redeemable Unit for Class A decreased 1.0% from $1,339.30 to $1,326.11 as compared to an increase of 1.3% in the second quarter of 2018. During the Partnership’s second quarter of 2019, the net asset value per Redeemable Unit for Class D decreased 0.7% from $1,044.06 to $1,037.04. During the Partnership’s second quarter of 2019, the net asset value per Redeemable Unit for Class Z decreased 0.5% from $1,049.22 to $1,044.13 as compared to an increase of 1.8% in the second quarter of 2018. The Partnership experienced a net trading loss before fees and expenses during the second quarter of 2019 of $34,710. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, livestock and metals and were partially offset by gains in grains and softs. The Partnership experienced a net trading gain before fees and expenses during the second quarter of 2018 of $2,024,781. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, livestock, metals and softs and were partially offset by losses in currencies and grains.

The most notable losses were recorded in livestock markets during May and June from long positions in lean hogs futures as prices dropped amid dampened concerns regarding the African swine flu’s effect on supply. Losses within the energy complex were incurred in May from long positions in Brent crude oil and oil distillates as prices suffered amid trade tensions and rising stockpiles. Additional losses in this sector were incurred during June from short positions in natural gas as prices spiked after forecasts of U.S. temperatures rose, increasing the potential of higher electricity demand. Smaller losses were incurred in the metals complex during June from short gold futures positions as prices benefited from weakness in the U.S. dollar and speculation of looser monetary policy globally. The Partnership’s overall trading losses for the quarter were partially offset by trading gains within the soft commodities sector primarily during May from long coffee positions as prices surged on concern that wet weather could delay the harvest or erode bean quality in Brazil, the world’s top coffee bean grower.

During the Partnership’s six months ended June 30, 2019, the net asset value per Redeemable Unit for Class A increased 2.0% from $1,300.66 to $1,326.11 as compared to an increase of 2.3% during the six months ended June 30, 2018. During the Partnership’s six months ended June 30, 2019, the net asset value per Redeemable Unit for Class D increased 2.6% from $1,010.75 to $1,037.04. During the Partnership’s six months ended June 30, 2019, the net asset value per Redeemable Unit for Class Z increased 3.0% from $1,013.83 to $1,044.13 as compared to an increase of 3.4% during the six months ended June 30, 2018. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2019 of $4,598,839. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, livestock, metals and softs. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2018 of $3,657,433. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, livestock, metals and softs and were partially offset by losses in currencies and grains.

During the first half of the year, the most notable gains were recorded during February, March, and April from long futures positions in Brent crude oil and oil distillates as prices advanced amid signs of tightening global crude supply and strong U.S. demand for distillate products. Additional gains in this sector were experienced during April from natural gas positions. Gains within the metals complex were experienced during January and February from long positions in industrial metals futures as prices rebounded amid a decrease in the relative value of the U.S. dollar and optimism of U.S. trade negotiations with China. In the livestock markets, gains were achieved primarily during February and March from long positions in lean hog futures as prices increased amid a rise in U.S. exports as the African swine virus diminished global supplies. Gains within the soft commodities sector were experienced primarily during May from long coffee positions as prices surged on concern that wet weather could delay the harvest or erode bean quality in Brazil, the world’s top coffee bean grower. In the grains sector, smaller gains were achieved throughout the first quarter from positions in corn and wheat.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and six months ended June 30, 2019 increased by $320,170 and $681,240, respectively, as compared to the corresponding periods in 2018. The increase in interest income was primarily due to higher average daily equity and higher interest rates during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2019 increased by $175,932 and $377,213, respectively, as compared to the corresponding periods in 2018. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2019 increased by $204,778 and $407,437, respectively, as compared to the corresponding periods in 2018. This increase was due to higher average net assets attributable to Class A Redeemable Units and Class D Redeemable Units during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Management fees are calculated as a percentage of the Partnership’s net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2019 increased by $144,918 and $289,423, respectively, as compared to the corresponding periods in 2018. This increase was due to higher average net assets per Class during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2019 increased by $36,597 and $71,731, respectively, as compared to the corresponding periods in 2018. This increase was due to higher average net assets per Class during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Incentive fees are based on the net trading profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three months ended June 30, 2019 resulted in a reversal of incentive fees of $84,547. Trading performance for the six months ended June 30, 2019 resulted in incentive fees of $287,313. Trading performance for the three and six months ended June 30, 2018 resulted in incentive fees of $341,419 and $415,320, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

As of June 30, 2019 and March 31, 2019, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2019	June 30, 2019 (percentage of Partners’ Capital)	March 31, 2019*	March 31, 2019 (percentage of Partners’ Capital)
Harbour Square	$ -	- %	$ 3,786,545	3%
Millburn	24,035,243	23%	23,405,911	21%
Ospraie	26,738,418	26%	29,668,813	27%
Aquantum	22,794,336	22%	26,820,072	25%
Pan	23,461,256	23%	25,769,674	24%
Northlander	6,091,957	6%	-	- %

*	Allocation presented is prior to Harbour Square’s termination effective the close of business on March 31, 2019.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. Aquantum and Northlander trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they had been granted limited authority to make trading decisions. Harbour Square Master did not have any open positions as of December 31, 2018. Millburn, Ospraie and Pan directly trade managed accounts in the name of the Partnership. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investments in the Funds as of June 30, 2019. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e in the managed accounts in the Partnership’s name traded by certain Advisors) as of June 30, 2019 and December 31, 2018 and indirectly by each Fund separately as of June 30, 2019. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2019. As of June 30, 2019, the Partnership’s total capitalization was $103,121,210.

June 30, 2019
Market Sector	Value at Risk	% of Total Capitalization

Energy	$2,971,351	2.88%
Grains	577,084	0.56
Livestock	713,257	0.69
Metals	997,845	0.97
Softs	744,339	0.72

Total	$6,003,876	5.82%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments as of June 30, 2019 and December 31, 2018 and indirect investment in the Funds as of June 30, 2019, and the highest, lowest and average values during the three months ended June 30, 2019 and the twelve months ended December 31, 2018, as applicable. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2019 and December 31, 2018, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2019
			Three Months Ended June 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$2,678,073	2.60%	$3,842,122	$2,283,069	$3,018,001
Grains	534,534	0.52	958,282	419,999	660,070
Livestock	374,029	0.36	1,368,625	110,825	644,441
Metals	997,845	0.97	1,633,869	768,280	1,155,470
Softs	744,339	0.72	2,302,157	744,339	1,432,376

Total	$5,328,820	5.17%

* Average of daily Values at Risk.
December 31, 2018
			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$92,400	0.16%	$112,860	$-	$50,959
Energy	3,193,250	5.48	3,193,250	-	1,285,758
Grains	420,242	0.72	1,663,797	-	555,538
Livestock	699,318	1.20	699,318	-	161,965
Metals	1,616,158	2.78	3,546,300	-	1,831,200
Softs	1,061,055	1.82	1,614,949	-	749,472

Total	$7,082,423	12.16%

*	Annual average of month-end Values at Risk.

As of June 30, 2019, NL Master’s total capitalization was $23,480,066, and the Partnership owned approximately 25.9% of NL Master. As of June 30, 2019, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to NL Master for trading) was as follows:

June 30, 2019
			Three Months Ended June 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$321,841	1.37%	$422,518	$52,753	$178,796

Total	$321,841	1.37%

*   Average of daily Values at Risk.

As of June 30, 2019, Aquantum Master’s total capitalization was $42,033,579, and the Partnership owned approximately 53.9% of Aquantum Master. As of June 30, 2019, Aquantum Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aquantum Master for trading) was as follows:

June 30, 2019
			Three Months Ended June 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$389,464	0.93%	$1,315,641	$318,276	$784,409
Grains	78,942	0.19	372,809	74,300	251,572
Livestock	629,365	1.50	1,272,700	333,190	677,441

Total	$1,097,771	2.62%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (CBOE) and the CBOE Futures Exchange, LLC (CFE) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on July 12, 2016 and June 28, 2016, respectively, without any findings of fraud. Pursuant to the settlements, MS&Co. was required to pay a $750,000 penalty to the CBOE (for which MS&Co. and an individual were jointly and severally liable) and a $400,000 penalty to the CFE (for which MS&Co. and an individual were jointly and severally liable) and $152,664 in disgorgement.

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Corporation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 under the Exchange Act in connection with offerings in which MS&Co. acted as senior or sole underwriter.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co,’s motion for sanctions relating to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which was styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint, now styled In re GSE Bonds Antitrust Litigation. The purported class period in the consolidated amended complaint is now from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint.

Settled Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raised claims under the Washington State Securities Act and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Firm, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to plaintiff was approximately $634 million. The complaint alleged causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleged that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and sought treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2019, there were subscriptions of 728.4280 Class A limited partner Redeemable Units totaling $976,785. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	1,083.8090	$1,348.35	N/A	N/A
May 1, 2019 - May 31, 2019	1,269.8900	$1,344.11	N/A	N/A
June 1, 2019 - June 30, 2019	2,108.2950	$1,326.11	N/A	N/A
	4,461.9940	$1,336.63

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

Date: August 8, 2019

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 8, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.