Form 10-Q
period 2019-09-30
Ceres Tactical Commodity L.P.
filed 2019-11-07
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Yes       No X

As of October 31, 2019, 71,557.9907 Limited Partnership Class A Redeemable Units were outstanding, 600.0580 Limited Partnership Class D Redeemable Units were outstanding and 99.2020 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Commodity L.P.

Statements of Financial Condition

	September 30, 2019 (Unaudited)	December 31, 2018
Assets:
Investment in the Fund(s)(1), at fair value	$23,480,524	$5,489,732
Redemptions receivable from the Fund(s)	1,142,154	21,653

Equity in trading account:
Unrestricted cash	70,756,897	46,452,179
Restricted cash	6,313,610	7,608,136
Net unrealized appreciation on open futures contracts	-	1,757,511
Options purchased, at fair value (premiums paid $2,859,506 and $555,793 at September 30, 2019 and December 31, 2018, respectively)	2,828,893	305,214

Total equity in trading account	79,899,400	56,123,040

Interest receivable	111,055	94,727

Total assets	$104,633,133	$61,729,152

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,148,293	$-
Net unrealized depreciation on open forward contracts	380,923	364,117
Options written, at fair value (premiums received $2,262,949 and $506,194 at September 30, 2019 and December 31, 2018, respectively)	3,089,064	409,571
Accrued expenses:
Ongoing selling agent fees	163,956	99,660
Management fees	124,158	82,317
General Partner fees	62,277	50,530
Incentive fees	168,989	957,011
Professional fees	206,991	220,343
Redemptions payable to Limited Partners	2,108,733	1,326,737

Total liabilities	7,453,384	3,510,286

Partners’ Capital:
General Partner, Class Z, 1,118.7550 and 745.0230 Redeemable Units outstanding at September 30, 2019 and December 31, 2018, respectively	1,148,239	755,325
Limited Partners, Class A, 73,492.4327 and 43,713.9067 Redeemable Units outstanding at September 30, 2019 and December 31, 2018, respectively	95,319,156	56,857,034
Limited Partners, Class D, 600.0580 Redeemable Units outstanding at September 30, 2019 and December 31, 2018	610,538	606,507
Limited Partners, Class Z, 99.2020 and 0.0000 Redeemable Units outstanding at September 30, 2019 and December 31, 2018, respectively	101,816	-

Total partners’ capital (net asset value)	97,179,749	58,218,866

Total liabilities and partners’ capital	$104,633,133	$61,729,152

Net asset value per Redeemable Unit:
Class A	$1,296.99	$1,300.66

Class D	$1,017.47	$1,010.75

Class Z	$1,026.35	$1,013.83

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Condensed Schedule of Investments

September 30, 2019

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	12,556	$(11,815,469)	(12.16)%
Grains	429	(5,988)	(0.01)
Indices	53	135,937	0.14
Livestock	39	68,200	0.07
Metals	37	(39,061)	(0.04)
Softs	426	427,220	0.45

Total futures contracts purchased		(11,229,161)	(11.55)

Futures Contracts Sold
Energy	12,186	10,581,637	10.89
Grains	651	(354,982)	(0.37)
Indices	119	(84,771)	(0.09)
Livestock	45	(26,980)	(0.03)
Metals	38	15,990	0.02
Softs	271	(50,026)	(0.05)

Total futures contracts sold		10,080,868	10.37

Net unrealized depreciation on open futures contracts		$(1,148,293)	(1.18)%

Unrealized Appreciation on Open Forward Contracts
Metals	652	$2,200,558	2.26%

Total unrealized appreciation on open forward contracts		2,200,558	2.26

Unrealized Depreciation on Open Forward Contracts
Metals	778	(2,581,481)	(2.65)

Total unrealized depreciation on open forward contracts		(2,581,481)	(2.65)

Net unrealized depreciation on open forward contracts		$(380,923)	(0.39)%

Options Purchased
Calls
Energy	375	$99,480	0.10%
Grains	12	12,825	0.01
Metals	511	2,184,113	2.25
Softs	471	343,384	0.35
Puts
Energy	1	1,740	0.00 *
Metals	87	152,941	0.16
Softs	59	34,410	0.04

Total options purchased (premiums paid $2,859,506)		$2,828,893	2.91%

Options Written
Calls
Energy	90	$(122,580)	(0.13)%
Metals	565	(2,622,413)	(2.70)
Softs	52	(32,175)	(0.03)
Puts
Energy	25	(46,190)	(0.05)
Grains	12	(13,500)	(0.01)
Livestock	29	(35,960)	(0.04)
Metals	87	(183,092)	(0.19)
Softs	123	(33,154)	(0.03)

Total options written (premiums received $2,262,949)		$(3,089,064)	(3.18)%

Investment in the Funds		Fair Value	% of Partners’ Capital
CMF NL Master Fund LLC		$4,950,827	5.09%
CMF Aquantum Master Fund LLC		18,529,697	19.07

Total investment in the Funds		$23,480,524	24.16%

*	Due to rounding.

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

Ceres Tactical Commodity L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income:
Interest income	$351,017	$181,876	$1,431,960	$476,477
Interest income allocated from the Fund(s)	129,557	108,599	222,329	306,473

Total investment income	480,574	290,475	1,654,289	782,950

Expenses:
Expenses allocated from the Fund(s)	128,345	76,335	250,145	249,066
Clearing fees related to direct investments	256,332	111,464	909,209	387,128
Ongoing selling agent fees	498,207	318,994	1,580,027	993,377
Management fees	376,803	251,408	1,185,208	770,390
General Partner fees	189,257	161,597	600,462	501,071
Incentive fees	31,949	230,283	319,262	645,603
Professional fees	101,497	86,651	328,643	264,845

Total expenses	1,582,390	1,236,732	5,172,956	3,811,480

Net investment loss	(1,101,816)	(946,257)	(3,518,667)	(3,028,530)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Fund(s):
Net realized gains (losses) on closed contracts	3,384,845	723,154	10,808,601	4,181,220
Net realized gains (losses) on closed contracts allocated from the Fund(s)	(2,816,167)	(1,092,352)	(2,287,210)	(226,838)
Net change in unrealized gains (losses) on open contracts	(1,659,790)	1,008,086	(3,633,307)	680,633
Net change in unrealized gains (losses) on open contracts allocated from the Fund(s)	(64,733)	252,334	(1,445,090)	(86,360)

Total trading results	(1,155,845)	891,222	3,442,994	4,548,655

Net income (loss)	$(2,257,661)	$(55,035)	$(75,673)	$1,520,125

Net income (loss) per Redeemable Unit:*
Class A	$(29.12)	$(1.17)	$(3.67)	$28.22

Class D	$(19.57)	$2.27	$6.72	$2.27	**

Class Z	$(17.78)	$4.17	$12.52	$36.65

Weighted average Redeemable Units outstanding:
Class A	75,803.5184	48,551.9774	79,022.6708	50,759.3021

Class D	600.0580	566.7053	600.0580	566.7053	**

Class Z	1,217.9570	745.0230	1,339.2599	761.9993

*	Represents the change in net asset value per Redeemable Unit during the period.
**	From July 1, 2018, the date Class D Redeemable Units were first issued, to September 30, 2018.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Changes in Partners’ Capital

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$68,946,282	54,475.3577	$-	-	$769,492	795.9520	$69,715,774	55,271.3097
Subscriptions - Limited Partners	2,236,208	1,737.5740	600,000	600.0580	-	-	2,836,208	2,337.6320
Redemptions - General Partner	-	-	-	-	(50,000)	(50.9290)	(50,000)	(50.9290)
Redemptions - Limited Partners	(13,000,015)	(10,092.7490)	-	-	-	-	(13,000,015)	(10,092.7490)
Net income (loss)	1,490,636	-	1,419	-	28,070	-	1,520,125	-

Partners’ Capital, September 30, 2018	$59,673,111	46,120.1827	$601,419	600.0580	$747,562	745.0230	$61,022,092	47,465.2637

Partners’ Capital, June 30, 2018	$63,303,460	48,881.9407	$-	-	$744,456	745.0230	$64,047,916	49,626.9637
Subscriptions - Limited Partners	671,208	519.0180	600,000	600.0580	-	-	1,271,208	1,119.0760
Redemptions - Limited Partners	(4,241,997)	(3,280.7760)	-	-	-	-	(4,241,997)	(3,280.7760)
Net income (loss)	(59,560)	-	1,419	-	3,106	-	(55,035)	-

Partners’ Capital, September 30, 2018	$59,673,111	46,120.1827	$601,419	600.0580	$747,562	745.0230	$61,022,092	47,465.2637

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$56,857,034	43,713.9067	$606,507	600.0580	$755,325	745.0230	$58,218,866	45,058.9877
Subscriptions - General Partner	-	-	-	-	680,750	671.4640	680,750	671.4640
Subscriptions - Limited Partners	52,019,698	39,975.1700	-	-	100,000	99.2020	52,119,698	40,074.3720
Redemptions - General Partner	-	-	-	-	(315,025)	(297.7320)	(315,025)	(297.7320)
Redemptions - Limited Partners	(13,448,867)	(10,196.6440)	-	-	-	-	(13,448,867)	(10,196.6440)
Net income (loss)	(108,709)	-	4,031	-	29,005	-	(75,673)	-

Partners’ Capital, September 30, 2019	$95,319,156	73,492.4327	$610,538	600.0580	$1,250,055	1,217.9570	$97,179,749	75,310.4477

Partners’ Capital, June 30, 2019	$101,227,212	76,333.6607	$622,287	600.0580	$1,271,711	1,217.9570	$103,121,210	78,151.6757
Redemptions - Limited Partners	(3,683,800)	(2,841.2280)	-	-	-	-	(3,683,800)	(2,841.2280)
Net income (loss)	(2,224,256)	-	(11,749)	-	(21,656)	-	(2,257,661)	-

Partners’ Capital, September 30, 2019	$95,319,156	73,492.4327	$610,538	600.0580	$1,250,055	1,217.9570	$97,179,749	75,310.4477

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

As of September 30, 2019, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Aquantum GmbH (“Aquantum”), Pan Capital Management L.P. (“Pan”), and Northlander Commodity Advisors LLP (“Northlander”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. On November 30, 2018, the Partnership fully redeemed its investment in MB Master Fund L.P. (“MB Master”). Also effective November 30, 2018, Aventis Asset Management, LLC (“Aventis”) ceased to act as a commodity trading advisor to the Partnership. On March 31, 2019, the Partnership fully redeemed its investment in CMF Harbour Square Master Fund LLC (“Harbour Square Master”). Also effective March 31, 2019, Harbour Square Capital Management LLC (“Harbour Square”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. References herein to the “Advisors” may also include, as relevant, Harbour Square and Aventis. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co. and are not responsible for the organization or operation of the Partnership.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

During the reporting periods ended September 30, 2019 and 2018, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan Chase Bank, N.A.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2019 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2019 and 2018. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2019 and 2018, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2019 and December 31, 2018, the amount of cash held for margin requirements was $6,313,610 and $7,608,136, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $247,308 (cost of $255,833) and $(142,547) (proceeds of $141,947) as of September 30, 2019 and December 31, 2018, respectively.

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

Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2019 and 2018 were as follows. There were no Class D limited partner Redeemable Units held prior to July 1, 2018. There were no Class Z limited partner Redeemable Units held prior to February 1, 2019.

	Three Months Ended September 30, 2019						Three Months Ended September 30, 2018		Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	Class A		Class D		Class Z		Class A	Class D	Class A		Class D	Class Z**	Class A
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(14.75)		$(11.51)		$(11.60)		$18.03	$14.20	$40.34		$31.24	$34.75	$87.30
Net investment loss	(14.37)		(8.06)		(6.18)		(19.20)	(11.93)	(44.01)		(24.52)	(16.44)	(59.08)

Increase (decrease) for the period	(29.12)		(19.57)		(17.78)		(1.17)	2.27	(3.67)		6.72	18.31	28.22
Net asset value per Redeemable Unit, beginning of period	1,326.11		1,037.04		1,044.13		1,295.03	1,000.00	1,300.66		1,010.75	1,008.04	1,265.64

Net asset value per Redeemable Unit, end of period	$1,296.99		$1,017.47		$1,026.35		$1,293.86	$1,002.27	$1,296.99		$1,017.47	$1,026.35	$1,293.86

	Three Months Ended September 30, 2019						Three Months Ended September 30, 2018		Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	Class A		Class D		Class Z		Class A	Class D	Class A		Class D	Class Z**	Class A
Ratios to Average Limited Partners’ Capital:***
Net investment loss****	(4.3)%		(3.0)%		(2.2)%		(4.9)%	(3.7)%	(4.4)%		(3.1)%	(2.3)%	(5.9)%

Operating expenses	6.2%		4.9%		4.1%		6.3%	5.2%	6.2%		4.9%	4.1%	6.5%
Incentive fees	0.0	% *****	0.0	% *****	0.0	% *****	0.4%	0.4%	0.3%		0.3%	0.2%	1.0%

Total expenses	6.2%		4.9%		4.1%		6.7%	5.6%	6.5%		5.2%	4.3%	7.5%

Total return:
Total return before incentive fees	(2.2)%		(1.9)%		(1.7)%		0.3%	0.6%	0.0	% *****	1.0%	2.0%	3.2%
Incentive fees	(0.0)	% *****	(0.0)	% *****	(0.0)	% *****	(0.4)%	(0.4)%	(0.3)%		(0.3)%	(0.2)%	(1.0)%

Total return after incentive fees	(2.2)%		(1.9)%		(1.7)%		(0.1)%	0.2%	(0.3)%		0.7%	1.8%	2.2%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	For the period from February 1, 2019 to September 30, 2019.

***	Annualized (except for incentive fees).

****	Interest income less total expenses.

*****	Due to rounding.

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

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2019 and 2018 were 25,942 and 3,432, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2019 and 2018 were 25,882 and 3,983, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2019 and 2018 were 1,484 and 1,106, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2019 and 2018 were 1,446 and 914, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended September 30, 2019 and 2018 were 2,671 and 1,197, respectively. The monthly average number of option contracts traded directly by the Partnership during the nine months ended September 30, 2019 and 2018 were 2,189 and 1,134, respectively.

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

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2019 and December 31, 2018, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition

	Gross	Statements of	Statements of		Cash Collateral

	Amounts	Financial	Financial	Financial	Received/

September 30, 2019	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$11,904,651	$(11,904,651)	$-	$-	$-	$-
Forwards	2,200,558	(2,200,558)	-	-	-	-

Total assets	$14,105,209	$(14,105,209)	$-	$-	$-	$-

Liabilities
Futures	$(13,052,944)	$11,904,651	$(1,148,293)	$-	$1,148,293	$-
Forwards	(2,581,481)	2,200,558	(380,923)	-	380,923	-

Total liabilities	$(15,634,425)	$14,105,209	$(1,529,216)	$-	$1,529,216	$-

Net fair value						$-	*

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition

	Gross	Statements of	Statements of		Cash Collateral

	Amounts	Financial	Financial	Financial	Received/

December 31, 2018	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$6,579,887	$(4,822,376)	$1,757,511	$-	$-	$1,757,511
Forwards	2,203,511	(2,203,511)	-	-	-	-

Total assets	$8,783,398	$(7,025,887)	$1,757,511	$-	$-	$1,757,511

Liabilities
Futures	$(4,822,376)	$4,822,376	$-	$-	$-	$-
Forwards	(2,567,628)	2,203,511	(364,117)	-	364,117	-

Total liabilities	$(7,390,004)	$7,025,887	$(364,117)	$-	$364,117	$-

Net fair value						$1,757,511	*

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2019 and December 31, 2018, respectively.

	September 30, 2019
Assets
Futures Contracts
Energy	$10,796,884
Grains	263,514
Indices	179,729
Livestock	68,680
Metals	119,992
Softs	475,852

Total unrealized appreciation on open futures contracts	11,904,651

Liabilities
Futures Contracts
Energy	(12,030,716)
Grains	(624,484)
Indices	(128,563)
Livestock	(27,460)
Metals	(143,063)
Softs	(98,658)

Total unrealized depreciation on open futures contracts	(13,052,944)

Net unrealized depreciation on open futures contracts	$(1,148,293)	*

Assets
Forward Contracts
Metals	$2,200,558

Total unrealized appreciation on open forward contracts	2,200,558

Liabilities
Forward Contracts
Metals	(2,581,481)

Total unrealized depreciation on open forward contracts	(2,581,481)

Net unrealized depreciation on open forward contracts	$(380,923)	**

Assets
Options Purchased
Energy	$101,220
Grains	12,825
Metals	2,337,054
Softs	377,794

Total options purchased	$2,828,893	***

Liabilities
Options Written
Energy	$(168,770)
Grains	(13,500)
Livestock	(35,960)
Metals	(2,805,505)
Softs	(65,329)

Total options written	$(3,089,064)	****

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2019		2018		2019		2018
Currencies	$(9,325)		$(45,673)		$75,086		$(332,144)
Energy	1,215,424		1,476,869		3,497,750		4,333,030
Grains	402,136		365,561		669,220		(78,324)
Indices	60,405		-		60,405		-
Interest Rates Non-U.S.	-		-		-		17,430
Livestock	362,248		108,516		1,755,893		433,075
Metals	(1,076,811)		(299,924)		(241,259)		102,330
Softs	770,978		125,891		1,358,199		386,456

Total	$1,725,055	*****	$1,731,240	*****	$7,175,294	*****	$4,861,853	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2019 and December 31, 2018 and for the periods ended September 30, 2019 and 2018, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$11,904,651	$11,904,651	$-	$-
Forwards	2,200,558	-	2,200,558	-
Options purchased	2,828,893	2,828,893	-	-

Total assets	$16,934,102	$14,733,544	$2,200,558	$-

Liabilities
Futures	$13,052,944	$13,052,944	$-	$-
Forwards	2,581,481	-	2,581,481	-
Options written	3,089,064	3,089,064	-	-

Total liabilities	$18,723,489	$16,142,008	$2,581,481	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$6,579,887	$6,579,887	$-	$-
Forwards	2,203,511	-	2,203,511	-
Options purchased	305,214	305,214	-	-

Total assets	$9,088,612	$6,885,101	$2,203,511	$-

Liabilities
Futures	$4,822,376	$4,822,376	$-	$-
Forwards	2,567,628	-	2,567,628	-
Options written	409,571	409,571	-	-

Total liabilities	$7,799,575	$5,231,947	$2,567,628	$-

6.	Investment in the Funds:

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

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2019.

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

At September 30, 2019, the Partnership owned approximately 20.4% of NL Master and 46.3% of Aquantum Master. At December 31, 2018, the Partnership owned approximately 68.7% of Harbour Square Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	September 30, 2019
	Total Assets	Total Liabilities	Total Capital
NL Master	$24,991,729	$778,787	$24,212,942
Aquantum Master	40,816,022	825,237	39,990,785

	December 31, 2018
	Total Assets	Total Liabilities	Total Capital
Harbour Square Master	$10,504,910	$2,532,233	$7,972,677

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$68,377	$(2,613,327)	$(2,544,950)
Aquantum Master	(29,826)	(4,900,506)	(4,930,332)

	For the nine months ended September 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Harbour Square Master(a)	$(14,678)	$160,848	$146,170
NL Master(b)	115,912	(3,966,614)	(3,850,702)
Aquantum Master(c)	(84,895)	(6,009,377)	(6,094,272)

	For the three months ended September 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master	$22,573	$(408,652)	$(386,079)
Harbour Square Master	68,750	(1,067,004)	(998,254)

	For the nine months ended September 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master	$21,503	$(363,256)	$(341,753)
Harbour Square Master	210,173	(190,943)	19,230

(a)	From January 1, 2019 through March 31, 2019, the date the Partnership fully redeemed its investment in Harbour Square Master.

(b)	From April 1, 2019, commencement of operations for NL Master, through September 30, 2019.

(c)	From June 1, 2019, commencement of operations for Aquantum Master, through September 30, 2019.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	September 30, 2019		For the three months ended September 30, 2019
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
NL Master	5.09%	$4,950,827	$(538,825)	$3,493	$6,196	$(548,514)	Commodity Portfolio	Monthly
Aquantum Master	19.07%	18,529,697	(2,212,518)	103,121	15,535	(2,331,174)	Commodity Portfolio	Monthly

Total		$23,480,524	$(2,751,343)	$106,614	$21,731	$(2,879,688)

	September 30, 2019		For the nine months ended September 30, 2019
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Harbour Square Master(a)	-%	$-	$141,964	$7,656	$29,566	$104,742	Commodity Portfolio	Monthly
NL Master(b)	5.09%	4,950,827	(862,612)	13,479	11,766	(887,857)	Commodity Portfolio	Monthly
Aquantum Master(c)	19.07%	18,529,697	(2,789,323)	163,305	24,373	(2,977,001)	Commodity Portfolio	Monthly

		$23,480,524	$(3,509,971)	$184,440	$65,705	$(3,760,116)

	December 31, 2018		For the three months ended September 30, 2018
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
MB Master(d)	-%	$-	$(159,866)	$36,765	$8,211	$(204,842)	Commodity Portfolio	Monthly
Harbour Square Master	9.43%	5,489,732	(571,553)	21,226	10,133	(602,912)	Commodity Portfolio	Monthly

Total		$5,489,732	$(731,419)	$57,991	$18,344	$(807,754)

	December 31, 2018		For the nine months ended September 30, 2018
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
MB Master(d)	-%	$-	$(83,209)	$150,809	$24,820	$(258,838)	Commodity Portfolio	Monthly
Harbour Square Master	9.43%	5,489,732	76,484	42,538	30,899	3,047	Commodity Portfolio	Monthly

Total		$5,489,732	$(6,725)	$193,347	$55,719	$(255,791)

(a)	From January 1, 2019 through March 31, 2019, the date the Partnership fully redeemed its investment in Harbour Square Master.

(b)	From April 1, 2019, the date the Partnership invested into NL Master, through September 30, 2019.

(c)	From June 1, 2019, the date the Partnership invested into Aquantum Master, through September 30, 2019.

(d)	The Partnership fully redeemed its investment in MB Master as of November 30, 2018.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Fund(s), (ii) redemptions receivable from the Fund(s), (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2019.

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

Other than the risks inherent in commodity futures, forwards, options and swaps trading, U.S. Treasury bills and money market mutual fund securities, the General Partner/Trading Manager knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s/Funds’ liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains and losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2019, Partnership capital increased 66.9% from $58,218,866 to $97,179,749. This increase was attributable to subscriptions of 39,975.1700 Class A limited partner Redeemable Units totaling $52,019,698, subscriptions of 99.2020 Class Z limited partner Redeemable Units totaling $100,000 and subscriptions of 671.4640 Class Z General Partner Redeemable Units totaling $680,750 which was partially offset by redemptions of 10,196.6440 Class A limited partner Redeemable Units totaling $13,448,867, redemptions of 297.7320 Class Z General Partner Redeemable Units totaling $315,025 and a net loss of $75,673. Future redemptions can impact the amount of funds available for direct investments and investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2019, the net asset value per Redeemable Unit for Class A decreased 2.2% from $1,326.11 to $1,296.99 as compared to a decrease of 0.1% in the third quarter of 2018. During the Partnership’s third quarter of 2019, the net asset value per Redeemable Unit for Class D decreased 1.9% from $1,037.04 to $1,017.47 as compared to an increase of 0.2% in the third quarter of 2018. During the Partnership’s third quarter of 2019, the net asset value per Redeemable Unit for Class Z decreased 1.7% from $1,044.13 to $1,026.35 as compared to an increase of 0.4% in the third quarter of 2018. The Partnership experienced a net trading loss before fees and expenses during the third quarter of 2019 of $1,155,845. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in livestock and metals and were partially offset by gains in energy, grains, indices and softs. The Partnership experienced a net trading gain before fees and expenses during the third quarter of 2018 of $891,222. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, livestock and softs and were partially offset by losses in currencies and metals.

The most notable losses were recorded in livestock markets during July and September from long and short positions in lean hogs as prices whipsawed as investors wrestled with demand, the U.S.-Chinese trade war, and a swine flu epidemic. Losses within the metals complex were incurred during August from short positions in nickel futures as prices soared amid concerns that Indonesia may bring forward a ban on nickel exports. The Partnership’s overall trading losses for the quarter were partially offset by trading gains within the soft commodities sector primarily during September from long coffee futures positions as prices increased as hot, dry weather in Brazil’s coffee region threatened to stunt crop bloom. Gains were achieved within the energy complex, during the first half of September, from long natural gas futures positions as a late summer heat stoked power-plant demand, pushing prices higher. Additional gains were recorded during September from long crude oil futures positions. Within the grains market, gains were experienced during July from short positions in corn futures as better growing conditions and U.S. dollar strength pressured market prices lower.

During the Partnership’s nine months ended September 30, 2019, the net asset value per Redeemable Unit for Class A decreased 0.3% from $1,300.66 to $1,296.99 as compared to an increase of 2.2% during the nine months ended September 30, 2018. During the Partnership’s nine months ended September 30, 2019, the net asset value per Redeemable Unit for Class D increased 0.7% from $1,010.75 to $1,017.47 as compared to an increase of 0.2% during the period from July 1, 2018 (date of first issuance) to September 30, 2018. During the Partnership’s nine months ended September 30, 2019, the net asset value per Redeemable Unit for Class Z increased 1.2% from $1,013.83 to $1,026.35 as compared to an increase of 3.8% during the nine months ended September 30, 2018. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2019 of $3,442,994. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, indices and softs and were partially offset by losses in livestock and metals. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2018 of $4,548,655. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, livestock and softs and were partially offset by losses in currencies, metals and grains.

The most notable gains were recorded during February, March, April, and September from long futures positions in Brent crude oil and oil distillates as prices advanced amid signs of tightening global crude supply and strong U.S. demand. Additional gains in this sector were experienced during the majority of the first three quarters from trading opportunistically in the natural gas market. Gains within the soft commodities sector were experienced during May and September from long coffee positions as prices increased on concern that adverse weather could decrease yields in Brazil. Within the grains market, gains were experienced primarily during July from short positions in corn futures as better growing conditions and U.S. dollar strength pressured market prices lower. The Partnership’s trading gains for the first nine months of the year were partially offset by trading losses within the livestock sector during May, June, July, and September from long and short positions in lean hogs as prices whipsawed as investors wrestled with demand, the U.S.-Chinese trade war, and a swine flu epidemic. Losses within the metals complex were experienced primarily during August from short positions in nickel futures as prices soared amid concerns that Indonesia may bring forward a ban on nickel exports.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and nine months ended September 30, 2019 increased by $190,099 and $871,339, respectively, as compared to the corresponding periods in 2018. The increase in interest income was primarily due to higher average daily equity and higher interest rates during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2019 increased by $144,868 and $522,081, respectively, as compared to the corresponding periods in 2018. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2019 increased by $179,213 and $586,650, respectively, as compared to the corresponding periods in 2018. This increase was due to higher average net assets attributable to Class A Redeemable Units and Class D Redeemable Units during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Management fees are calculated as a percentage of the Partnership’s net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2019 increased by $125,395 and $414,818, respectively, as compared to the corresponding periods in 2018. This increase was due to higher average net assets per Class during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2019 increased by $27,660 and $99,391, respectively, as compared to the corresponding periods in 2018. This increase was due to higher average net assets per Class during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Incentive fees are based on the net trading profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three and nine months ended September 30, 2019 resulted in incentive fees of $31,949 and $319,262, respectively. Trading performance for the three and nine months ended September 30, 2018 resulted in incentive fees of $230,283 and $645,603, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

As of September 30, 2019 and June 30, 2019, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2019	September 30, 2019 (percentage of Partners’ Capital)	June 30, 2019	June 30, 2019 (percentage of Partners’ Capital)
Millburn	$23,539,413	24%	$24,035,243	23%
Ospraie	25,780,116	27%	26,738,418	26%
Aquantum	18,629,646	19%	22,794,336	22%
Pan	24,279,747	25%	23,461,256	23%
Northlander	4,950,827	5%	6,091,957	6%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. Aquantum and Northlander trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they had been granted limited authority to make trading decisions. Harbour Square Master did not have any open positions as of December 31, 2018. Millburn, Ospraie and Pan directly trade managed accounts in the name of the Partnership. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investments in the Funds as of September 30, 2019. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e in the managed accounts in the Partnership’s name traded by certain Advisors) as of September 30, 2019 and December 31, 2018 and indirectly by each Fund separately as of September 30, 2019. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2019. As of September 30, 2019, the Partnership’s total capitalization was $97,179,749.

September 30, 2019

Market Sector	Value at Risk	% of Total Capitalization
Energy	$3,141,129	3.23%
Grains	753,593	0.78
Livestock	259,850	0.27
Metals	2,031,563	2.08
Softs	999,651	1.03

Total	$7,185,786	7.39%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments as of September 30, 2019 and December 31, 2018 and indirect investment in the Funds as of September 30, 2019, and the highest, lowest and average values during the three months ended September 30, 2019 and the twelve months ended December 31, 2018, as applicable. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2019 and December 31, 2018, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2019

			Three Months Ended September 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$2,592,493	2.67%	$3,607,107	$1,785,115	$2,651,590
Grains	753,593	0.78	1,145,780	631,282	927,290
Livestock	198,174	0.20	1,253,937	54,725	579,337
Metals	2,031,563	2.09	4,134,491	585,931	2,614,620
Softs	999,651	1.03	1,934,897	554,792	1,267,486

Total	$6,575,474	6.77%

* Average of daily Values at Risk.
December 31, 2018
			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$92,400	0.16%	$112,860	$-	$50,959
Energy	3,193,250	5.48	3,193,250	-	1,285,758
Grains	420,242	0.72	1,663,797	-	555,538
Livestock	699,318	1.20	699,318	-	161,965
Metals	1,616,158	2.78	3,546,300	-	1,831,200
Softs	1,061,055	1.82	1,614,949	-	749,472

Total	$7,082,423	12.16%

*	Annual average of month-end Values at Risk.

As of September 30, 2019, NL Master’s total capitalization was $24,212,942, and the Partnership owned approximately 20.4% of NL Master. As of September 30, 2019, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to NL Master for trading) was as follows:

September 30, 2019
			Three Months Ended September 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$969,848	4.01%	$975,244	$330,037	$571,141

Total	$969,848	4.01%

*	Average of daily Values at Risk.

As of September 30, 2019, Aquantum Master’s total capitalization was $39,990,785, and the Partnership owned approximately 46.3% of Aquantum Master. As of September 30, 2019, Aquantum Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aquantum Master for trading) was as follows:

September 30, 2019
			Three Months Ended September 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$757,639	1.89%	$1,947,224	$320,173	$1,022,561
Livestock	133,210	0.33	1,959,045	84,645	739,787

Total	$890,849	2.22%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the United States to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating CFTC Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co, knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At September 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $35 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $35 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which was styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint, now styled In re GSE Bonds Antitrust Litigation. The purported class period in the consolidated amended complaint is now from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court in In re GSE Bonds Antitrust Litigation denied MS&Co.’s motion to dismiss. The case is set for trial in May 2020.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2019, there were no additional subscriptions of Redeemable Units. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	375.0660	$1,328.94	N/A	N/A
August 1, 2019 - August 31, 2019	840.2950	$1,281.25	N/A	N/A
September 1, 2019 - September 30, 2019	1,625.8670	$1,296.99	N/A	N/A
	2,841.2280	$1,296.55

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

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 7, 2019

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 7, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.