Form 10-K
period 2019-12-31
Ceres Tactical Commodity L.P.
filed 2020-03-26
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes _    No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes _    No X

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

Yes _    No X

Limited Partnership Class A Redeemable Units, Limited Partnership Class D Redeemable Units and Limited Partnership Class Z Redeemable Units with aggregate values of $101,227,212, $622,287 and $103,580, respectively, were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2020, 64,524.6137 Limited Partnership Class A Redeemable Units were outstanding, 600.0580 Limited Partnership Class D Redeemable Units were outstanding and 21.8090 Limited Partnership Class Z Redeemable Units were outstanding.

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

Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2019, 2018 and 2017 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and is the trading manager (the “Trading Manager”) of NL Master (as defined below) and Aquantum Master (as defined below). The General Partner was also the Trading Manager of Harbour Square Master (as defined below) prior to its termination. As of January 1, 2017, the General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC.

On February 1, 2013, the Partnership allocated substantially all of its capital to MB Master Fund L.P. (“MB Master”), a limited partnership organized under the partnership laws of the State of Delaware. Effective November 30, 2018, the Partnership fully redeemed its investment in MB Master. On January 1, 2018, the Partnership allocated a portion of its assets to CMF Harbour Square Master Fund LLC (“Harbour Square Master”), a limited liability company organized under the limited liability company laws of the State of Delaware. Effective March 31, 2019, the Partnership fully redeemed its investment in Harbour Square Master. Effective June 1, 2019, the assets allocated to Aquantum (defined below) were transferred into CMF Aquantum Master Fund LLC (“Aquantum Master”), a limited liability company organized under the limited liability company laws of the State of Delaware. On April 1, 2019, the Partnership allocated a portion of its assets to CMF NL Master Fund LLC (“NL Master”), a limited liability company organized under the limited liability company laws of the State of Delaware. NL Master and Aquantum Master are collectively referred to as the “Funds.” Reference herein to the “Funds” may also include, as relevant, MB Master and Harbour Square Master.

During the years ended December 31, 2019, 2018 and 2017, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan Chase Bank, N.A.

As of December 31, 2019, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Aquantum GmbH (“Aquantum”), Pan Capital Management L.P. (“Pan”), and Northlander Commodity Advisors LLP (“Northlander”) (each an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. On November 30, 2018, Aventis Asset Management, LLC (“Aventis”) ceased to act as a commodity trading advisor for the Partnership. On March 31, 2019, Harbour Square Capital Management LLC (“Harbour Square”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may also include, as relevant, Harbour Square and Aventis. From February 1, 2013 until December 31, 2017, all trading decisions were made by Aventis. A description of the trading activities and focus of each Advisor is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the organization or operation of the Partnership.

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

For the period January 1, 2019 through December 31, 2019, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2019, the Partnership owned approximately 20.4% of NL Master and 43.1% of Aquantum Master. At December 31, 2018, the Partnership owned approximately 68.7% of Harbour Square Master. The performance of the Partnership is directly affected by the performance of the Funds.

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

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. As of December 31, 2019, the Partnership paid the General Partner a monthly General Partner fee in return for its services to the Partnership equal to 1/12 of 0.75% (0.75% per year) of month-end Net Assets per Class, for each outstanding Class of the Partnership. Prior to January 1, 2019, the Partnership paid the General Partner a monthly General Partner fee in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of month-end Net Assets per Class, for each outstanding Class of the Partnership. Month-end Net Assets per Class, for the purpose of calculating the General Partner fee are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and are not responsible for the organization or operation of the Partnership. The Partnership pays Millburn a monthly management fee equal to 1/12 of 2.0% (2.0% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to Millburn. The Partnership pays Ospraie a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to Ospraie. The Partnership pays Aquantum a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to Aquantum. The Partnership pays Pan a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to Pan. The Partnership pays Northlander a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to Northlander. Prior to its termination on November 30, 2018, Aventis was paid a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to Aventis. Prior to its termination on March 31, 2019, Harbour Square was paid a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to Harbour Square. Month-end Net Assets, for the purpose of calculating management fees are Net Assets per Class, for each outstanding Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month.

In addition, the Partnership is obligated to pay each Advisor an incentive fee. The Partnership pays Millburn, Ospraie and Northlander each an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in each Management Agreement, earned by the relevant Advisor for the Partnership during each calendar year. The Partnership pays Aquantum a semi-annual incentive fee of 20% of New Trading Profits, as defined in the Management Agreement, earned by Aquantum for the Partnership each calendar half-year. The Partnership pays Pan a quarterly incentive fee of 20% of New Trading Profits, as defined in the Management Agreement, earned by Pan for the Partnership each quarter. Prior to its termination on November 30, 2018, Aventis was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in the Management Agreement. Prior to its termination on March 31, 2019, Harbour Square was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in the Management Agreement. An Advisor’s incentive fee is allocated proportionally to each Class based on the net asset value of the respective Class. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Each Management Agreement can be terminated upon notice by either party. In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

The Partnership has entered into a customer agreement with MS&Co. (the “Customer Agreement”). Under the Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited by MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2016, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of MB Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Customer Agreement may generally be terminated upon notice by either party.

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

The General Partner has delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2019 was $91,893,284.

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

Investing in Redeemable Units may not provide the desired diversification of an investor’s overall portfolio.

One of the Partnership’s objectives is to add an element of diversification to a traditional stock and bond portfolio, but any benefit of portfolio diversification is dependent upon the Partnership/Funds achieving positive returns and such returns being independent of stock and bond market returns.

Past performance is no assurance of future results.

The Advisors’ trading strategies may not perform as they have performed in the past, and past performance does not necessarily predict future returns. The Advisors have from time to time incurred substantial losses in trading on behalf of clients.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate trading in swaps and swap dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or a swap execution facility, and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have proposed or adopted, respectively, rules regarding capital requirements for swap dealers. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the cost of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established “speculative position limits” on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures and options on futures. Most commodity exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisors believe that established speculative position and trading limits will not materially adversely affect trading for the Partnership. The trading instructions of an Advisor, however, may have to be modified, and positions held by the Partnership directly and indirectly through its investment in the Funds may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership/Funds by increasing transaction costs to liquidate positions and limiting potential profits on liquidated positions.

In January 2020, the CFTC re-proposed new rules regarding speculative position limits. These rules, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on an Advisor’s trading for the Partnership.

The General Partner, the Partnership and its service providers (including the Advisors) and their respective operations are potentially vulnerable to cyber-security attacks or incidents.

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

The continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19, may adversely affect our investments and operations.

Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to many other countries, including the United States. The outbreak has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak.

The outbreak of the novel coronavirus in many countries is having and will likely continue to have an adverse impact on global commercial activity, which has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have been identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel. These actions are creating disruption in supply chains, and adversely impacting a number of industries, including but not limited to transportation, hospitality, and entertainment.

The impact of COVID-19 on the U.S. and world economies, and the extent of and effectiveness of any responses taken on a national and local level, is uncertain and could result in a world-wide economic downturn and disrupt financial markets that impact trading programs in unanticipated and unintended ways.

The rapid development of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Partnership’s investments and operations.

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

On July 23, 2014, the U.S. Securities and Exchange Commission (“SEC”) approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, the Company and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On December 5, 2019, the Appellate Division, First Department (“First Department”) heard the parties’ cross-appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&CO. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $35 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $35 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the First Department affirmed the trial court’s decision denying in part MS&Co’s motion to dismiss the complaint. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $59 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of NY, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following

Government-Sponsored Enterprises: the Federal National Mortgage Associate; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied MS&Co.’s motion to dismiss. On December 15, 2019, MS&Co. and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On February 3, 2020, the court granted preliminary approval of that settlement.

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

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 29, 2020 was 868 for Class A Redeemable Units, 2 for Class D Redeemable Units and 2 for Class Z Redeemable Units.

(c)	Dividends. The Partnership did not declare any distributions in 2019 or 2018. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensatory Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities – Use of Proceeds from Registered Securities. For the year ended December 31, 2019, there were subscriptions of 39,975.1700 Class A Redeemable Units totaling $52,019,698 and 99.2020 Class Z Redeemable Units totaling $100,000. For the year ended December 31, 2018, there were subscriptions of 6,166.2010 Class A Redeemable Units totaling $7,965,516 and 600.0580 Class D Redeemable Units totaling $600,000. For the year ended December 31, 2017, there were subscriptions of 6,106.3820 Class A Redeemable Units totaling $8,154,804.

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

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	Class Z (a) Total Number of Redeemable Units Purchased *	Class Z (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	1,934.4420	$1,306.43	N/A	N/A	N/A	N/A
November 1, 2019 - November 30, 2019	1,695.3210	$1,334.10	N/A	N/A	N/A	N/A
December 1, 2019 - December 31, 2019	2,857.4430	$1,344.11	99.2020	$1,069.04	N/A	N/A
	6,487.2060	$1,330.26	99.2020	$1,069.04

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

Item 6. Selected Financial Data.

Total investment income, total expenses, total trading results, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 and net asset value per Redeemable Unit and total assets as of December 31, 2019, 2018, 2017, 2016 and 2015 were as follows:

	2019	2018		2017	2016	2015
Total investment income	$2,024,717	$1,114,605		$727,298	$233,243	$3,602
Total expenses	(7,333,577)	(5,186,549)		(5,609,943)	(7,857,986)	(11,487,773)
Total trading results	8,682,432	5,918,058		(163,000)	13,999,398	(4,099,362)

Net income (loss)	$3,373,572	$1,846,114		$(5,045,645)	$6,374,655	$(15,583,533)

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$43.45	$35.02		$(70.06)	$67.32	$(129.88)

Class D	$47.02	$10.75	*	$-	$-	$-

Class Z	$55.21	$47.07		$(33.24)	$-	$-

Net asset value per Redeemable Unit:
Class A	$1,344.11	$1,300.66		$1,265.64	$1,335.70	$1,268.38

Class D	$1,057.77	$1,010.75		$-	$-	$-

Class Z	$1,069.04	$1,013.83		$966.76	$-	$-

Total assets	$97,392,825	$61,729,152		$77,823,076	$105,816,771	$137,909,370

*    From July 1, 2018, the date Class D Redeemable Units were first issued, to December 31, 2018.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, directly and through its investment in the Funds, seeks to achieve capital appreciation through speculative trading in U.S. and international futures contracts, options on futures contracts and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner/Trading Manager. Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have significant exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results.

The General Partner/Trading Manager manages all business of the Partnership/Funds. The General Partner delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner/Trading Manager engages a team of approximately 20 professionals, whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner/Trading Manager. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also engages staff involved in marketing and sales support. In selecting an Advisor for the Partnership, the General Partner considers, among other factors, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to an Advisor and allocate assets to additional advisors at any time.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the Management Agreements; and

•	monitoring the activity of the Advisors.

In addition, the General Partner/Trading Partner prepares, or assists the Administrator in preparing, the books and records and provides, or assists the Administrator in providing, the administrative and compliance services that are required by law or regulation, from time to time, in connection with the operation of the Partnership/Funds.

While the Partnership and the Funds have the right to seek lower commission rates from other commodity brokers at any time, the General Partner believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable and competitive.

The programs traded by each Advisor on behalf of the Partnership are: Millburn — Commodity Program, Ospraie — Commodity Program, Aquantum — Aquantum Commodity Spread Program, Pan – Energy Trading Program, Northlander – Commodity Program and prior to Harbour Square’s termination effective March 31, 2019, Harbour Square – Discretionary Energy Program and prior to Aventis’s termination effective November 30, 2018, Aventis — Aventis Diversified Commodity Strategy. The General Partner may modify or terminate the allocation of assets among the Advisors at any time and may allocate assets to additional Advisors at any time. As of December 31, 2019 and September 30, 2019, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2019	December 31, 2019 (percentage of Partners’ Capital)	September 30, 2019	September 30, 2019 (percentage of Partners’ Capital)
Millburn	$24,154,287	26%	$23,539,413	24%
Ospraie	22,368,484	24%	25,780,116	27%
Aquantum	15,433,367	17%	18,629,646	19%
Pan	25,509,636	28%	24,279,747	25%
Northlander	4,427,510	5%	4,950,827	5%

Millburn Ridgefield Corporation

Millburn trades the Partnership’s assets in accordance with its Millburn Commodity Program. Millburn is the corporate successor to a futures trading and advisory organization that has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971. The Millburn Commodity Program trades a diverse group of global commodity futures markets – currently approximately 54 – although it may not trade in all such markets at all times and the number of markets may increase or decrease from time to time. It strives to maintain a diversified portfolio of commodity futures, allocated according to volatility based risk (not face value), subject to constraints, in order to take advantage of global economic cycles and commodity price fluctuations. The portfolio is intended to be as diversified as market liquidity permits, and each market is traded using a diversified set of directional trading systems. Maximum market allocations for each market in the portfolio are determined based on factors including, among others, exchange regulations and depth of market. Millburn seeks to increase the number of commodity futures markets traded in the portfolio over time as new futures contracts become available, but it is also likely that certain futures contracts will be removed from the portfolio due to diminishing liquidity. The Millburn Commodity Program may in the future also access commodity markets through investing and trading in forward, option and swap contracts.

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

Over more than 47 years, Millburn and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of price movements in the market, some non-price information or a combination of both. Of course, systems can be materially different –better in some periods and worse in others. The main distinguishing features are: the time frame over which systems work (intra-day to long term); the granularity of data fed into them (tick data to daily, weekly or monthly frequencies); type (market or economic statistics); source (cash, futures, forward or option markets generated data or government and industry generated statistical information), and the objective of the system (profiting from momentum, mean reversion, trading ranges or volatility). No single approach will work all the time. Therefore, Millburn’s objective is to have several approaches and several data inputs operating in conjunction with one another.

When arriving at the portfolio allocation, Millburn generally seeks maximum diversification subject to liquidity and sector concentration constraints and subject to the mandate of the strategy. Each market is traded using a diversified set of trading systems, which may be optimized for groups of markets, sectors or specific markets. The markets trade and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for each portfolio: profitability, liquidity of markets, professional judgment, desired diversification, transaction costs, exchange regulations and depth of market. For the Millburn Commodity Program, the current allocation to any market in the portfolio does not exceed 6%. The portfolio weightings will be determined, taking into account statistical data on the returns in each market, liquidity constraints and Millburn’s judgment and experience.

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

In some cases, Millburn employs discretion in the execution of trades where The Millburn Corporation’s trader expertise plays a role in timing of orders and, from time to time, Millburn may adjust the size of a position, long or short, in any given market indicated by its systematic trading strategies. This exercise of discretion (other than in trade execution) generally occurs only in response to unusual market conditions that may not have been factored into the design of the trading systems and is generally intended to reduce risk. Decisions to make such adjustments also require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure. With respect to the execution of trades, Millburn may rely to an extent upon the judgment of others, including dealers and bank traders. No assurance is given that it will be possible to execute trades regularly at or near the desired buy or sell point.

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

While the portfolio will generally be based upon Ospraie’s long-term views, the investment process will also include a subjective overlay as to the short-term profitability of an investment. Ospraie intends to dynamically size and scale back its trades based on its continued fundamental analysis, current level of conviction, the likely timing of realization, and current market conditions applicable to each investment. The portfolio will be principally comprised of highly liquid investment assets in order to maximize liquidity for investors. The portfolio’s liquidity will be achieved through the use of various instruments to access what Ospraie believes is the most efficient combination of liquidity and risk/reward consideration for each position.

Aquantum GmbH

The portion of the Partnership’s assets that are allocated to Aquantum for trading are not invested in commodity interests directly. Aquantum’s allocation of the Partnership’s assets is currently invested in Aquantum Master. Aquantum trades the Partnership’s assets allocated to it pursuant to its Aquantum Commodity Spread Program. The Aquantum Commodity Spread Program is a systematic commodity market-neutral trading program. It is designed to benefit from seasonal price dislocations in the forward structure of numerous commodity futures markets across all sectors (energy, softs, grains, livestock, and metals) which are the result of changing market participants’ expectations and fundamental factors like weather, climate, trends in consumption, harvest cycles, feed and storage costs, which typically trigger supply and demand dislocations.

While the Aquantum Commodity Spread Program may combine multiple spread positions per market, each individual trade is implemented as an intra-market calendar spread and is placed according to a 100% systematic methodology. Due to the seasonal character of the patterns traded, the Aquantum Commodity Spread Program is a “time” based strategy.

Pan Capital Management L.P.

Pan trades the Partnership’s assets allocated to it directly pursuant to its Energy Trading Program, a proprietary, discretionary trading program. The Energy Trading Program’s primary objective is to produce absolute returns through active trading of the U.S. energy markets, while offering investors an opportunity to diversify their overall portfolios. The Energy Trading Program also strives to minimize the risk of capital loss.

Pan trades listed exchange-traded futures and options on futures in the U.S. natural gas market and, with the consent of the General Partner, other liquid U.S. energy markets, including, but not limited to, electricity and crude oil. With the General Partner’s consent Pan may also trade swaps on behalf of the Partnership. Pan bases energy trading on fundamental analysis rather than market timing and seeks to structure trades with asymmetric risk return.

Pan firmly believes solid and thorough fundamental analysis, rigorous risk management and deep understanding of energy markets are required to achieve the Energy Trading Program’s investment objectives.

Northlander Commodity Advisors LLP

The portion of the Partnership’s assets that are allocated to Northlander for trading are not invested in commodity interests directly. Northlander’s allocation of the Partnership’s assets is currently invested in NL Master. Northlander trades the Partnership’s assets allocated to it pursuant to its Northlander Commodity Program. The Northlander Commodity Program is a commodity focused trading program which invests in energy products globally, but with an emphasis on European power, European gas, European emissions, and international coal markets. The program is an absolute return strategy which seeks to identify value in mispriced markets through careful fundamental analysis by focusing on market dynamics and market structure and then expressing its thesis through its proprietary portfolio construction and risk management procedures.

Harbour Square Capital Management LLC

The Discretionary Energy Program focused on a proprietary process that involved applying simulations to in-house models that emulated the fundamental elements of natural gas supply and demand to build distributions of possible fundamental outcomes. Harbour Square analyzed the changes to these distributions to determine underlying skew variations throughout time. This analysis of the change and rate of change in fundamental distributions while evaluating the concurrent natural gas price movements along the forward curve allowed Harbour Square to identify optimal risk/reward investment opportunities. Harbour Square looked to capitalize on short-to-intermediate term price dislocations by trading exchange-cleared futures, options and swaps in the U.S. natural gas market.

Aventis Asset Management, LLC

Aventis traded the Partnership’s assets in accordance with its Aventis Diversified Commodity Strategy. The Aventis Diversified Commodity Strategy was a proprietary trading program developed and refined by Aventis, which was the synthesis of disparate fundamental views and technical indicators overlaid with strict risk management policies on a position, sector and portfolio basis. The Aventis Diversified Commodity Strategy had the following characteristics:

•

Ensemble of Three Sub-Programs: The Aventis Diversified Commodity Strategy was based on an ensemble of three discretionary sub-programs: spreads, directional and short term trading. This type of trading was based primarily on the fundamentals of the market (i.e., changes in supply or demand of a commodity). It also included supply and demand of the pit (i.e., discovery of over bought and over sold conditions).

•

Spread Trading: Approximately 60% of trading activity was based on calendar, intra-market and inter-market spreads. Intra-market spreads are where one is simultaneously long and short different delivery months of the same contract (i.e., long April Live Cattle versus short June Live Cattle). Inter-market spreads are where one is long one contract and simultaneously short a completely different contract (i.e., long December Natural Gas and short December Crude Oil).

•	Directional Trading: Approximately 35% of the strategy was directional in nature utilizing outright and spread positions.

•	Short Term Trading: Approximately 5% of the strategy was involved in short term trading.

•	Markets Followed: The Aventis Diversified Commodity Strategy traded on behalf of the Partnership in the following markets, among others: grains, currencies, energies, softs, meats and metals.

•

Risk Management: Effective risk management was also a crucial aspect of the program. Account size, expectation, volatility of markets traded and the nature of other positions taken were all factors in deciding whether to take a position and determining the amount of equity committed to that position.

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

The Aventis Diversified Commodity Strategy was a proprietary and confidential program, and the foregoing description is, of necessity, general and is not intended to be exhaustive. Consequently, an investor cannot determine the full details of the program, or whether the program was being followed. There was no assurance that any trading strategy of Aventis was able to produce profitable results. As a managed futures partnership, the Partnership’s performance is dependent upon the successful trading of the Advisors to achieve the Partnership’s objectives. It is the business of the General Partner to monitor an Advisor’s performance to assure compliance with the Partnership’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s objectives.

No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.

Specific Fund level performance information is included in Note 6 to the financial statements included in “Item 8. Financial Statements and Supplementary Data.”

For the period January 1, 2019 through December 31, 2019, the average allocation by commodity market sector for NL Master and Aquantum Master was as follows:

NL Master *
Energy	100.0%

* From April 1, 2019, commencement of operations for NL Master, through December 31, 2019.

Aquantum Master **
Energy	54.3%
Grains	6.5%
Livestock	29.0%
Softs	10.2%

** From June 1, 2019, commencement of operations for Aquantum Master, through December 31, 2019.

(a)	Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2019.

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

From January 1, 2019 through December 31, 2019, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 7.4%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

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

For the year ended December 31, 2019, 16,683.8500 Class A Redeemable Units were redeemed totaling $22,078,526, 99.2020 Class Z Redeemable Units were redeemed totaling $106,051 and 297.7320 Class Z General Partner Redeemable Units were redeemed totaling $315,025. For the year ended December 31, 2018, 16,927.6520 Class A Redeemable Units were redeemed totaling $21,858,538 and 50.9290 Class Z General Partner Redeemable Units were redeemed totaling $50,000. For the year ended December 31, 2017, 28,163.7770 Class A Redeemable Units were redeemed totaling $36,425,540, 904.7535 Class A General Partner Redeemable Units were redeemed totaling $1,208,476 and 511.6350 Class Z General Partner Redeemable Units were redeemed totaling $500,000.

For the year ended December 31, 2019, there were subscriptions of 39,975.1700 Class A Redeemable Units totaling $52,019,698, 99.2020 Class Z Redeemable Units totaling $100,000 and 671.4640 Class Z General Partner Redeemable Units totaling $680,750. For the year ended December 31, 2018, there were subscriptions of 6,166.2010 Class A Redeemable Units totaling $7,965,516 and 600.0580 Class D Redeemable Units totaling $600,000. For the year ended December 31, 2017, there were subscriptions of 6,106.3820 Class A Redeemable Units totaling $8,154,804 and 1,307.5870 Class Z General Partner Redeemable Units totaling $1,307,587.

(c) Results of Operations.

For the year ended December 31, 2019, the net asset value per Class A Redeemable Unit increased 3.3% from $1,300.66 to $1,344.11. For the year ended December 31, 2019, the net asset value per Class D Redeemable Unit increased 4.7% from $1,010.75 to $1,057.77. For the year ended December 31, 2019, the net asset value per Class Z Redeemable Unit increased 5.4% from $1,013.83 to $1,069.04. For the year ended December 31, 2018, the net asset value per Class A Redeemable Unit increased 2.8% from $1,265.64 to $1,300.66. For the period July 1, 2018 (date of first issuance) to December 31, 2018, the net asset value per Class D Redeemable Unit increased 1.1% from $1,000.00 to $1,010.75. For the year ended December 31, 2018, the net asset value per Class Z Redeemable Unit increased 4.9% from $966.76 to $1,013.83. For the year ended December 31, 2017, the net asset value per Class A Redeemable Unit decreased 5.2% from $1,335.70 to $1,265.64, and the net asset value per Class Z Redeemable Unit decreased 3.3% from $1,000.00 to 966.76.

The Partnership experienced a net trading gain before fees and expenses for the year ended December 31, 2019 of $8,682,432. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, metals and softs and were partially offset by losses in livestock. The net trading gain or loss for the Partnership is discussed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter of 2019, the most notable gains were recorded during February and March from long futures positions in Brent crude oil and oil distillates as prices advanced amid signs of tightening global crude supply and strong U.S. demand for distillate products. In the livestock markets, gains were achieved during February and March from long positions in lean hog futures as prices increased amid a rise in U.S. exports as the African swine virus diminished global supplies. Gains within the metals complex were experienced during January and February from long positions in industrial metals futures as prices rebounded amid a decrease in the relative value of the U.S. dollar and optimism of U.S. trade negotiations with China. In the grains sector, smaller gains were achieved throughout the first quarter from positions in corn and wheat. The Partnership’s overall trading gains for the first quarter were partially offset by trading losses within the soft commodities sector primarily during March from long positions in coffee futures positions as prices decreased due to ample supplies.

During the second quarter of 2019, the most notable losses were recorded in livestock markets during May and June from long positions in lean hogs futures as prices dropped amid dampened concerns regarding the African swine flu’s effect on supply. Losses within the energy complex were incurred in May from long positions in Brent crude oil and oil distillates as prices suffered amid trade tensions and rising stockpiles. Additional losses in this sector were incurred during June from short positions in natural gas as prices spiked after forecasts of U.S. temperatures rose, increasing the potential of higher electricity demand. Smaller losses were incurred in the metals complex during June from short gold futures positions as prices benefited from weakness in the U.S. dollar and speculation of looser monetary policy globally. The Partnership’s overall trading losses for the second quarter were partially offset by trading gains within the soft commodities sector primarily during May from long coffee positions as prices surged on concern that wet weather could delay the harvest or erode bean quality in Brazil, the world’s top coffee bean grower.

During the third quarter of 2019, the most notable losses were recorded in livestock markets during July and September from long and short positions in lean hogs as prices whipsawed as investors wrestled with demand, the U.S.-Chinese trade war, and a swine flu epidemic. Losses within the metals complex were incurred during August from short positions in nickel futures as prices soared amid concerns that Indonesia may bring forward a ban on nickel exports. The Partnership’s overall trading losses for the third quarter were partially offset by trading gains within the soft commodities sector primarily during September from long coffee futures positions as prices increased as hot, dry weather in Brazil’s coffee region threatened to stunt crop bloom. Gains were also achieved within the energy complex, during the first half of September, from long natural gas futures positions as a late summer heat stoked power-plant demand, pushing prices higher. Additional gains were recorded during September from long crude oil futures positions. Within the grains market, gains were experienced during July from short positions in corn futures as better growing conditions and U.S. dollar strength pressured market prices lower.

During the fourth quarter of 2019, the most notable gains were recorded within the energy complex throughout the quarter from tactical long and short positioning in natural gas futures as prices fluctuated with U.S. temperatures and natural gas storage levels. Within the metals complex, gains were achieved during November from short precious metals positions as prices fell amid easing of geopolitical tensions. Within the grain markets, gains were experienced during November from short positions in soybeans and corn as prices fell due to weak demand for U.S. exports and positive growing conditions in South America. Within the soft commodity markets, gains were experienced during the second half of October from long coffee futures positions as prices increased amid unrest in North-West Cameroon’s coffee growing region. The Partnership’s overall trading gains for the fourth quarter were partially offset by trading losses within the livestock markets during November from long positions in lean hogs futures as prices fell amid supply demand uncertainty caused by the U.S.-China trade talks.

The Partnership experienced a net trading gain of $5,918,058 before fees and expenses for the year ended December 31, 2018. Gains were primarily attributable to the Partnership’s/Funds’ trading of energy, livestock and softs and were partially offset by losses in currencies, grains and metals.

During the first quarter of 2018, the most notable gains were recorded during January and March from long positions in crude oil and its related products as prices advanced due to tensions in the Middle East and expectations OPEC was going to continue to curb oil production. Further gains were recorded from long positions in natural gas futures. In the agriculturals, gains were achieved primarily in January from long positions in the grain markets as damaging weather in the U.S. Midwest threatened to delay the planting season, pushing prices higher. Further gains were experienced during January from short positions in sugar and in March from short live cattle positions. The Partnership’s overall trading gains for the first quarter were partially offset by trading losses within the metals sector from long positions in industrial metals as prices weakened during March amid concerns of a burgeoning global trade war.

During the second quarter of 2018, the most notable gains were recorded throughout the quarter from long positions in crude oil and its related products as prices advanced due to tensions in the Middle East and expectations of constrained supplies. In the soft commodities markets, gains were achieved primarily from short positions in cocoa futures as prices fell dramatically amid weakening demand and growing global supplies. Gains were also recorded within the metals complex primarily during April from long positions in palladium and aluminum as prices soared amid the possibility of sanctions against Russian metals exports. Smaller gains were experienced in livestock futures and options trading during May and June. The Partnership’s overall trading gains for the second quarter were partially offset by trading losses incurred primarily during June from long grain positions as prices fell amid favorable growing conditions within the U.S. and after China announced plans to levy tariffs on U.S. agricultural products.

During the third quarter of 2018, the most significant gains were recorded throughout the quarter from long positions in crude oil and its related products as prices advanced due to continued tensions in the Middle East and further expectations for constrained supplies. Gains were also recorded in the grains market during July from long soybean futures positions as prices bounced higher after the U.S. government announced a possible aid package for farmers. Additional gains were recorded from long wheat futures positions as prices rose amid droughts in key growing regions. Smaller gains were experienced in livestock markets during August from short futures positions in lean hogs as prices moved lower due to ample supply and negative market sentiment caused by trade tensions. The Partnership’s overall trading gains for the third quarter were partially offset by trading losses incurred primarily during July and August from long positions in industrial and precious metals futures as prices declined amid global trade fears coupled with the rising value of the U.S. dollar.

During the fourth quarter of 2018, the most notable gains were achieved from short positions in crude oil and oil distillates as prices decreased due to global growth concerns and a smaller-than-expected production cut from OPEC. Additional energy gains were recorded during November and December from positions in natural gas. Gains in the soft commodity markets were recorded primarily during October from long positions in cocoa and coffee futures as prices rose with a strengthening of Brazil’s currency. Smaller gains in these markets were experience during November and December. Further gains were experienced in the grains markets during October and December. A portion of the Partnership’s gains for the fourth quarter was offset by losses experienced in the metals complex primarily during December from short positions in gold and silver as prices advanced amid increased demand for the relative safety of precious metals.

The results of operations for the twelve months ended 2017 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2016, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and twelve months ended December 31, 2019 increased by $38,773 and $910,112, respectively, as compared to the corresponding periods in 2018. The increase in interest income was primarily due to higher average daily equity and higher interest rates during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2019 increased by $118,694 and $640,775, respectively, as compared to the corresponding periods in 2018. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2019 increased by $163,846 and $750,496, respectively, as compared to the corresponding periods in 2018. This increase was due to higher average net assets attributable to Class A Redeemable Units and Class D Redeemable Units during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

Management fees are calculated as a percentage of the Partnership’s net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2019 increased by $109,559 and $524,377, respectively, as compared to the corresponding periods in 2018. This increase was due to higher average net assets per Class during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

General Partner fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2019 increased by $21,965 and $121,356, respectively, as compared to the corresponding periods in 2018. This increase was due to higher average net assets per Class during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three and twelve months ended December 31, 2019 resulted in incentive fees of $738,566 and $1,057,828, respectively. Trading performance for the three and twelve months ended December 31, 2018 resulted in incentive fees of $372,041 and $1,017,644, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include professional fees made up of legal and accounting expenses, as well as certain offering costs and filing, administrative, reporting and data processing fees. Professional fees for the years ended December 31, 2019 and 2018 were $394,964 and $351,346, respectively.

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

As of December 31, 2019, the Partnership’s most significant accounting policy is the valuation of its investment in the Funds and in futures, option and forward contracts and U.S. Treasury bills, as applicable. The fair value of the investment in the Funds is determined based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. Aquantum and Northlander trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they had been granted limited authority to make trading decisions. Harbour Square Master did not have any open positions as of December 31, 2018. Millburn, Ospraie and Pan directly trade managed accounts in the name of the Partnership. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investments in the Funds as of December 31, 2019. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e in the managed accounts in the Partnership’s name traded by certain Advisors) as of December 31, 2019 and December 31, 2018 and indirectly by each Fund separately as of December 31, 2019. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2019. As of December 31, 2019, the Partnership’s total capitalization was $91,893,284.

December 31, 2019

		% of Total
Market Sector	Value at Risk	Capitalization
Energy	$4,297,296	4.68%
Grains	491,840	0.53
Livestock	243,586	0.26
Metals	841,069	0.92
Softs	354,990	0.39

Total	$6,228,781	6.78%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments as of December 31, 2019 and 2018 and indirect investment in the Funds as of December 31, 2019, and the highest, lowest and average values during the twelve months ended December 31, 2019 and 2018, as applicable. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2019 and 2018, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2019
			Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$3,787,513	4.12%	$6,862,028	$1,785,115	$3,660,802
Grains	491,840	0.54	1,155,704	110,693	653,440
Livestock	82,060	0.09	2,177,333	47,850	680,893
Metals	841,069	0.92	4,134,491	357,863	1,604,503
Softs	335,111	0.36	2,302,157	190,851	1,135,043

Total	$5,537,593	6.03%

*        Annual average of daily Values at Risk.

December 31, 2018
			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$92,400	0.16%	$112,860	$-	$50,959
Energy	3,193,250	5.48	3,193,250	-	1,285,758
Grains	420,242	0.72	1,663,797	-	555,538
Livestock	699,318	1.20	699,318	-	161,965
Metals	1,616,158	2.78	3,546,300	-	1,831,200
Softs	1,061,055	1.82	1,614,949	-	749,472

Total	$7,082,423	12.16%

*        Annual average of month-end Values at Risk.

As of December 31, 2019, NL Master’s total capitalization was $21,701,870, and the Partnership owned approximately 20.4% of NL Master. As of December 31, 2019, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to NL Master for trading) was as follows:

December 31, 2019
			Twelve Months Ended December 31, 2019*
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk**
Energy	$402,025	1.85%	$1,612,667	$-	$556,623

Total	$402,025	1.85%

*        From April 1, 2019, commencement of operations for NL Master, through December 31, 2019.

**      Annual average of daily Values at Risk.

As of December 31, 2019, Aquantum Master’s total capitalization was $35,530,342, and the Partnership owned approximately 43.1% of Aquantum Master. As of December 31, 2019, Aquantum Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aquantum Master for trading) was as follows:

December 31, 2019
			Twelve Months Ended December 31, 2019*
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk**
Energy	$992,506	2.79%	$1,985,763	$318,007	$1,030,946
Livestock	374,770	1.05	1,959,045	69,520	578,628
Softs	46,122	0.13	1,258,748	-	190,317

Total	$1,413,398	3.97%

*        From June 1, 2019, commencement of operations for Aquantum Master, through December 31, 2019.

**      Annual average of daily Values at Risk.

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

The following were the primary trading risk exposures of the Partnership/Funds at December 31, 2019 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Energy. The Partnership’s/Funds’ primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, adverse weather conditions, and other factors contributing to supply and demand. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals. The Partnership’s/Funds’ primary metal market exposure as of December 31, 2019 was to fluctuations in the prices of copper, nickel, aluminum, gold, silver, and zinc.

Grains. The Partnership’s/Funds’ trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Corn, the soybean complex and wheat accounted for the majority of the Partnership’s/Funds’ grain exposure as of December 31, 2019.

Softs. The Partnership’s/Funds’ trading risk exposure in soft commodities is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, coffee, and sugar accounted for the majority of the Partnership’s/Funds’ soft commodities exposure as of December 31, 2019.

Livestock. The Partnership’s/Funds’ primary risk exposure in livestock is to fluctuations in hog and cattle prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2019.

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

The General Partner/Trading Manager monitors the Partnership’s/Funds’ performance and the concentration of open positions, and consults with the Advisors concerning the Partnership’s/Funds’ overall risk profile. If the General Partner/Trading Manager felt it necessary to do so, the General Partner/Trading Manager could require an Advisor to close out positions as well as enter positions traded on behalf of the Partnership/Funds. However, any such intervention would be a highly unusual event. The General Partner/Trading Manager primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Partnership’s/Funds’ market risk exposures.

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

Item 8. Financial Statements and Supplementary Data.

CERES TACTICAL COMMODITY L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2019, 2018, and 2017; Statements of Financial Condition at December 31, 2019 and 2018; Condensed Schedules of Investments at December 31, 2019 and 2018; Statements of Income and Expenses for the years ended December 31, 2019, 2018, and 2017; Statements of Changes in Partners’ Capital for the years ended December 31, 2019, 2018, and 2017; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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
522 Fifth Avenue
New York, NY 10036
(855) 672-4468

Management’s Report on Internal Control over

Financial Reporting

The management of Ceres Tactical Commodity L.P. (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Ceres Tactical Commodity L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2019 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Tactical Commodity L.P.	Ceres Tactical Commodity L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Ceres Tactical Commodity L.P.,

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Ceres Tactical Commodity L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2019 and 2018, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and the changes in its partners’ capital for each of the three years in the period then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2019, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 19, 2020

Ceres Tactical Commodity L.P.

Statements of Financial Condition

December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
Assets:
Investment in the Fund(s)(1), at fair value (Note 6)	$19,760,928	$5,489,732
Redemptions receivable from the Fund(s)	2,050,873	21,653

Equity in trading account:
Unrestricted cash (Note 3c)	66,262,634	46,452,179
Restricted cash (Note 3c)	5,558,690	7,608,136
Net unrealized appreciation on open futures contracts	3,104,619	1,757,511
Net unrealized appreciation on open forward contracts	255,669	-
Options purchased, at fair value (premiums paid $804,127 and $555,793 at December 31, 2019 and 2018, respectively)	308,284	305,214

Total equity in trading account	75,489,896	56,123,040

Interest receivable (Note 3c)	91,128	94,727

Total assets	$97,392,825	$61,729,152

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$364,117
Options written, at fair value (premiums received $690,626 and $506,194 at December 31, 2019 and 2018, respectively)	169,935	409,571
Accrued expenses:
Ongoing selling agent fees (Note 3d)	159,170	99,660
Management fees (Note 3b)	121,136	82,317
General Partner fees (Note 3a)	60,522	50,530
Incentive fees (Note 3b)	814,167	957,011
Professional fees	227,842	220,343
Redemptions payable to Limited Partners (Note 7)	3,946,769	1,326,737

Total liabilities	5,499,541	3,510,286

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 1,118.7550 and 745.0230 Redeemable Units outstanding at December 31, 2019 and 2018, respectively	1,195,989	755,325
Limited Partners, Class A, 67,005.2267 and 43,713.9067 Redeemable Units outstanding at December 31, 2019 and 2018, respectively	90,062,572	56,857,034
Limited Partners, Class D, 600.0580 Redeemable Units outstanding at December 31, 2019 and 2018	634,723	606,507

Total partners’ capital (net asset value)	91,893,284	58,218,866

Total liabilities and partners’ capital	$97,392,825	$61,729,152

Net asset value per Redeemable Unit:
Class A	$1,344.11	$1,300.66

Class D	$1,057.77	$1,010.75

Class Z	$1,069.04	$1,013.83

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Condensed Schedule of Investments

December 31, 2019

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	12,781	$(7,621,903)	(8.29)%
Grains	453	274,002	0.30
Indices	440	(354,176)	(0.39)
Livestock	56	10,540	0.01
Metals	165	285,840	0.31
Softs	343	253,714	0.28

Total futures contracts purchased		(7,151,983)	(7.78)

Futures Contracts Sold
Energy
NAT GAS LAST DAY Mar 20 - Mar 22	2,556	5,386,190	5.86
Other	10,416	4,966,843	5.41
Grains	590	(256,702)	(0.28)
Indices	380	322,626	0.35
Livestock	54	10,710	0.01
Metals	66	4,075	0.00 *
Softs	323	(177,140)	(0.19)

Total futures contracts sold		10,256,602	11.16

Net unrealized appreciation on open futures contracts		$3,104,619	3.38%

Unrealized Appreciation on Open Forward Contracts
Metals	658	$3,736,333	4.07%

Total unrealized appreciation on open forward contracts		3,736,333	4.07

Unrealized Depreciation on Open Forward Contracts
Metals	616	(3,480,664)	(3.79)

Total unrealized depreciation on open forward contracts		(3,480,664)	(3.79)

Net unrealized appreciation on open forward contracts		$255,669	0.28%

Options Purchased
Calls
Energy	950	$186,010	0.21%
Metals	131	3,869	0.00 *
Puts
Energy	58	41,395	0.05
Metals	68	77,010	0.08

Total options purchased (premiums paid $804,127)		$308,284	0.34%

Options Written
Calls
Energy	1,094	$(52,690)	(0.06)%
Metals	120	(3,869)	(0.00) *
Puts
Energy	57	(36,366)	(0.04)
Metals	68	(77,010)	(0.08)

Total options written (premiums received $690,626)		$(169,935)	(0.18)%

		Fair Value	% of Partners’ Capital
Investment in the Funds
CMF NL Master Fund LLC		$4,427,510	4.82%
CMF Aquantum Master Fund LLC		15,333,418	16.68

Total investment in the Funds		$19,760,928	21.50%

* Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Condensed Schedule of Investments

December 31, 2018

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	35	$13,419	0.02%
Energy	1,827	(3,537,375)	(6.08)
Grains	269	(34,732)	(0.06)
Livestock	424	(133,210)	(0.22)
Metals	132	(17,816)	(0.03)
Softs	284	(15,437)	(0.03)

Total futures contracts purchased		(3,725,151)	(6.40)

Futures Contracts Sold
Energy	2,168	5,226,770	8.98
Grains	306	125,329	0.22
Livestock	501	197,475	0.34
Metals	127	(151,374)	(0.26)
Softs	367	84,462	0.14

Total futures contracts sold		5,482,662	9.42

Net unrealized appreciation on open futures contracts		$1,757,511	3.02%

Unrealized Appreciation on Open Forward Contracts
Metals	677	$2,203,511	3.78%

Total unrealized appreciation on open forward contracts		2,203,511	3.78

Unrealized Depreciation on Open Forward Contracts
Metals	774	(2,567,628)	(4.41)

Total unrealized depreciation on open forward contracts		(2,567,628)	(4.41)

Net unrealized depreciation on open forward contracts		$(364,117)	(0.63)%

Options Purchased
Calls
Grains	110	$27,500	0.05%
Metals	244	37,084	0.06
Puts
Energy	36	35,640	0.06
Livestock	62	19,620	0.03
Metals	94	185,370	0.32

Total options purchased (premiums paid $555,793)		$305,214	0.52%

Options Written
Calls
Energy	44	$(34,760)	(0.06)%
Livestock	18	(17,820)	(0.03)
Metals	141	(13,833)	(0.02)
Softs	27	(44,820)	(0.08)
Puts
Metals	117	(225,236)	(0.39)
Softs	104	(73,102)	(0.12)

Total options written (premiums received $506,194)		$(409,571)	(0.70)%

		Fair Value	% of Partners’ Capital
Investment in the Fund
CMF Harbour Square Master Fund LLC		$5,489,732	9.43%

Total investment in the Fund		$5,489,732	9.43%

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018		2017
Investment Income:
Interest income (Note 3c)	$1,716,370	$719,779		$-
Interest income allocated from the Fund(s) (Note 3c)	308,347	394,826		727,298

Total investment income	2,024,717	1,114,605		727,298

Expenses:
Expenses allocated from the Fund(s)	345,086	318,864		1,273,261
Clearing fees related to direct investments (Note 3c)	1,138,045	497,270		-
Ongoing selling agent fees (Note 3d)	2,062,779	1,312,283		1,859,839
Management fees (Note 3b)	1,550,912	1,026,535		1,171,819
General Partner fees (Note 3a)	783,963	662,607		937,457
Incentive fees (Note 3b)	1,057,828	1,017,644		-
Professional fees	394,964	351,346		367,567

Total expenses	7,333,577	5,186,549		5,609,943

Net investment loss	(5,308,860)	(4,071,944)		(4,882,645)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Fund(s):
Net realized gains (losses) on closed contracts	10,192,456	4,886,607		-
Net realized gains (losses) on closed contracts allocated from the Fund(s)	(2,988,301)	(113,328)		704,058
Net change in unrealized gains (losses) on open contracts	2,156,294	1,238,838		-
Net change in unrealized gains (losses) on open contracts allocated from the Fund(s)	(678,017)	(94,059)		(867,058)

Total trading results	8,682,432	5,918,058		(163,000)

Net income (loss)	$3,373,572	$1,846,114		$(5,045,645)

Net income (loss) per Redeemable Unit:* (Note 8):
Class A	$43.45	$35.02		$(70.06)

Class D	$47.02	$10.75	**	$-

Class Z	$55.21	$47.07		$(33.24)

Weighted average Redeemable Units outstanding:
Class A	77,176.4275	50,108.3523		71,151.3143

Class D	600.0580	583.3817	**	-

Class Z	1,308.9342	757.7553		1,159.9809

*      Represents the change in net asset value per Redeemable Unit.

**    From July 1, 2018, the date Class D Redeemable Units were first issued, to December 31, 2018.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2019, 2018 and 2017

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2016	$103,433,044	77,437.5062	$-	-	$-	-	$103,433,044	77,437.5062
Subscriptions - General Partner	-	-	-	-	1,307,587	1,307.5870	1,307,587	1,307.5870
Subscriptions - Limited Partners	8,154,804	6,106.3820	-	-	-	-	8,154,804	6,106.3820
Redemptions - General Partner	(1,208,476)	(904.7535)	-	-	(500,000)	(511.6350)	(1,708,476)	(1,416.3885)
Redemptions - Limited Partners	(36,425,540)	(28,163.7770)	-	-	-	-	(36,425,540)	(28,163.7770)
Net income (loss)	(5,007,550)	-	-	-	(38,095)	-	(5,045,645)	-

Partners’ Capital, December 31, 2017	68,946,282	54,475.3577	-	-	769,492	795.9520	69,715,774	55,271.3097
Subscriptions - Limited Partners	7,965,516	6,166.2010	600,000	600.0580	-	-	8,565,516	6,766.2590
Redemptions - General Partner	-	-	-	-	(50,000)	(50.9290)	(50,000)	(50.9290)
Redemptions - Limited Partners	(21,858,538)	(16,927.6520)	-	-	-	-	(21,858,538)	(16,927.6520)
Net income (loss)	1,803,774	-	6,507	-	35,833	-	1,846,114	-

Partners’ Capital, December 31, 2018	56,857,034	43,713.9067	606,507	600.0580	755,325	745.0230	58,218,866	45,058.9877
Subscriptions - General Partner	-	-	-	-	680,750	671.4640	680,750	671.4640
Subscriptions - Limited Partners	52,019,698	39,975.1700	-	-	100,000	99.2020	52,119,698	40,074.3720
Redemptions - General Partner	-	-	-	-	(315,025)	(297.7320)	(315,025)	(297.7320)
Redemptions - Limited Partners	(22,078,526)	(16,683.8500)	-	-	(106,051)	(99.2020)	(22,184,577)	(16,783.0520)
Net income (loss)	3,264,366	-	28,216	-	80,990	-	3,373,572	-

Partners’ Capital, December 31, 2019	$90,062,572	67,005.2267	$634,723	600.0580	$1,195,989	1,118.7550	$91,893,284	68,724.0397

Net asset value per Redeemable Unit:

	Class A	Class D	Class Z
2017:	$1,265.64	$-	$966.76

2018:	$1,300.66	$1,010.75	$1,013.83

2019:	$1,344.11	$1,057.77	$1,069.04

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

1.	Organization:

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

As of December 31, 2019, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Aquantum GmbH (“Aquantum”), Pan Capital Management L.P. (“Pan”), and Northlander Commodity Advisors LLP (“Northlander”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. On November 30, 2018, Aventis Asset Management, LLC (“Aventis”) ceased to act as a commodity trading advisor to the Partnership. On March 31, 2019, Harbour Square Capital Management LLC (“Harbour Square”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. References herein to the “Advisors” may also include, as relevant, Harbour Square and Aventis.

During the periods covered by this report, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan Chase Bank, N.A.

The Partnership, CMF NL Master Fund LLC (“NL Master”) and CMF Aquantum Master Fund LLC (“Aquantum Master”) have entered, and (prior to their respective terminations) CMF Harbour Square Master Fund LLC (“Harbour Square Master”) and MB Master Fund L.P. (“MB Master”) had entered, into futures brokerage account agreements with MS&Co. NL Master and Aquantum Master are collectively referred to as the “Funds.” References herein to the Funds may also include, as relevant, Harbour Square Master and MB Master.

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

The Partnership will be liquidated upon the first to occur of the following: December 31, 2055; the net asset value per Redeemable Unit decreases to less than $400 as of a close of any business day; or under certain other circumstances as set forth in the limited partnership agreement of the Partnership, as may be amended or restated from time to time (the “Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

The General Partner has delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

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

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2019, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

f.

Partnership’s Cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $447,427 (cost of $437,431) and ($142,547) (proceeds of $141,947) as of December 31, 2019 and 2018, respectively.

g.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2016 through 2019 tax years remain subject to examination by U.S. federal and most state tax authorities.

h.

Investment Company Status. The Partnership has adopted Accounting Standards Update 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Partnership’s Statements of Income and Expenses.

i.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit for each Class is calculated in accordance with ASC 946, “Financial Services — Investment Companies.” See Note 8, “Financial Highlights.”

Ceres Tactical Commodity L.P.

Notes to Financial Statements

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. As of December 31, 2019, the Partnership paid the General Partner a monthly General Partner fee in return for its services to the Partnership equal to 1/12 of 0.75% (0.75% per year) of month-end net assets per Class, for each outstanding Class of the Partnership. Prior to January 1, 2019, the Partnership paid the General Partner a monthly General Partner fee in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of month-end net assets per Class, for each outstanding Class of the Partnership. Month-end net assets per Class, for the purpose of calculating the General Partner fee are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and are not responsible for the organization or operation of the Partnership. The Partnership pays Millburn a monthly management fee equal to 1/12 of 2.0% (2.0% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to Millburn. The Partnership pays Ospraie a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to Ospraie. The Partnership pays Aquantum a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to Aquantum. The Partnership pays Pan a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to Pan. The Partnership pays Northlander a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to Northlander. Prior to its termination on November 30, 2018, Aventis was paid a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to Aventis. Prior to its termination on March 31, 2019, Harbour Square was paid a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to Harbour Square. Month-end Net Assets, for the purpose of calculating management fees are Net Assets per Class, for each outstanding Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month.

In addition, the Partnership is obligated to pay each Advisor an incentive fee. The Partnership pays Millburn, Ospraie and Northlander each an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in each Management Agreement, earned by the relevant Advisor for the Partnership during each calendar year. The Partnership pays Aquantum a semi-annual incentive fee of 20% of New Trading Profits, as defined in the Management Agreement, earned by Aquantum for the Partnership each calendar half-year. The Partnership pays Pan a quarterly incentive fee of 20% of New Trading Profits, as defined in the Management Agreement, earned by Pan for the Partnership each quarter. Prior to its termination on November 30, 2018, Aventis was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in the Management Agreement. Prior to its termination on March 31, 2019, Harbour Square was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in the Management Agreement. An Advisor’s incentive fee is allocated proportionally to each Class based on the net asset value of the respective Class. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Each Management Agreement can be terminated upon notice by either party.

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

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited by MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2019 and 2018, the amount of cash held for margin requirements was $5,558,690 and $7,608,136, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Partnership Customer Agreement may generally be terminated upon notice by either party.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2019 and 2018 was 26,471 and 4,091, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2019 and 2018 was 1,538 and 1,035, respectively. The monthly average number of option contracts traded directly by the Partnership during the years ended December 31, 2019 and 2018 was 2,251 and 1,205, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors for the Partnership/Funds and the Partnership’s respective percentage ownership of each Fund.

All clearing fees paid to MS&Co. for direct trading are borne directly by the Partnership. In addition, clearing fees are borne by the Funds for indirect trading and allocated to the Funds’ limited partners/members, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of December 31, 2019 and 2018, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2019	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount

Assets
Futures	$12,487,330	$(9,382,711)	$3,104,619	$-	$-	$3,104,619
Forwards	3,736,333	(3,480,664)	255,669	-	-	255,669

Total assets	$16,223,663	$(12,863,375)	$3,360,288	$-	$-	$3,360,288

Liabilities
Futures	$(9,382,711)	$9,382,711	$-	$-	$-	$-
Forwards	(3,480,664)	3,480,664	-	-	-	-

Total liabilities	$(12,863,375)	$12,863,375	$-	$-	$-	$-

Net fair value						$3,360,288	*

Ceres Tactical Commodity L.P.

Notes to Financial Statements

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2018	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount

Assets
Futures	$6,579,887	$(4,822,376)	$1,757,511	$-	$-	$1,757,511
Forwards	2,203,511	(2,203,511)	-	-	-	-

Total assets	$8,783,398	$(7,025,887)	$1,757,511	$-	$-	$1,757,511

Liabilities
Futures	$(4,822,376)	$4,822,376	$-	$-	$-	$-
Forwards	(2,567,628)	2,203,511	(364,117)	-	364,117	-

Total liabilities	$(7,390,004)	$7,025,887	$(364,117)	$-	$364,117	$-

Net fair value						$1,757,511	*

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of December 31, 2019 and 2018, respectively.

	December 31, 2019
Assets

Futures Contracts

Energy	$11,219,295

Grains	282,619

Indices	322,626

Livestock	25,050

Metals	320,318

Softs	317,422

Total unrealized appreciation on open futures contracts	12,487,330

Liabilities

Futures Contracts

Energy	(8,488,165)

Grains	(265,319)

Indices	(354,176)

Livestock	(3,800)

Metals	(30,403)

Softs	(240,848)

Total unrealized depreciation on open futures contracts	(9,382,711)

Net unrealized appreciation on open futures contracts	$3,104,619	*

Assets

Forward Contracts

Metals	$3,736,333

Total unrealized appreciation on open forward contracts	3,736,333

Liabilities

Forward Contracts

Metals	(3,480,664)

Total unrealized depreciation on open forward contracts	(3,480,664)

Net unrealized appreciation on open forward contracts	$255,669	**

Assets

Options Purchased

Energy	$227,405

Metals	80,879

Total options purchased	$308,284	***

Liabilities

Options Written

Energy	$(89,056)

Metals	(80,879)

Total options written	$(169,935)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2017, no derivative instruments were traded directly by the Partnership.

Sector	2019		2018

Currencies	$102,185		$(361,231)

Energy	8,018,754		5,468,819

Grains	896,448		147,389

Indices	56,860		-

Interest Rates Non-U.S.	-		17,430

Livestock	1,749,339		570,324

Metals	117,352		(865,848)

Softs	1,407,812		1,148,562

Total	$12,348,750	*****	$6,125,445	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2019 and 2018, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.

Notes to Financial Statements

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets

Futures	$12,487,330	$12,487,330	$-	$-

Forwards	3,736,333	-	3,736,333	-

Options purchased	308,284	308,284	-	-

Total assets	$16,531,947	$12,795,614	$3,736,333	$-

Liabilities

Futures	$9,382,711	$9,382,711	$-	$-

Forwards	3,480,664	-	3,480,664	-

Options written	169,935	169,935	-	-

Total liabilities	$13,033,310	$9,552,646	$3,480,664	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets

Futures	$6,579,887	$6,579,887	$-	$-

Forwards	2,203,511	-	2,203,511	-

Options purchased	305,214	305,214	-	-

Total assets	$9,088,612	$6,885,101	$2,203,511	$-

Liabilities

Futures	$4,822,376	$4,822,376	$-	$-

Forwards	2,567,628	-	2,567,628	-

Options written	409,571	409,571	-	-

Total liabilities	$7,799,575	$5,231,947	$2,567,628	$-

6.	Investment in the Funds:

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

Ceres Tactical Commodity L.P.

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

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2019.

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

Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level. All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership. Professional fees are borne by the Funds and allocated to the Partnership, and are also charged directly at the Partnership level.

At December 31, 2019, the Partnership owned approximately 20.4% of NL Master and 43.1% of Aquantum Master. At December 31, 2018, the Partnership owned approximately 68.7% of Harbour Square Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	December 31, 2019
	Total Assets	Total Liabilities	Total Capital
NL Master	$22,919,671	$1,217,801	$21,701,870
Aquantum Master	37,857,547	2,327,205	35,530,342

	December 31, 2018
	Total Assets	Total Liabilities	Total Capital
Harbour Square Master	$10,504,910	$2,532,233	$7,972,677

Ceres Tactical Commodity L.P.

Notes to Financial Statements

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Harbour Square Master(a)	$(14,678)	$160,848	$146,170
NL Master(b)	152,833	(6,328,890)	(6,176,057)
Aquantum Master(c)	(121,296)	(4,828,049)	(4,949,345)

	For the year ended December 31, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master(d)	$52,415	$(951,117)	$(898,702)
Harbour Square Master	244,803	416,882	661,685

(a)	From January 1, 2019 through March 31, 2019, the date Harbour Square Master terminated operations.
(b)	From April 1, 2019, commencement of operations for NL Master, through December 31, 2019.
(c)	From June 1, 2019, commencement of operations for Aquantum Master, through December 31, 2019.
(d)	Summarized information presented is for the twelve months ended December 31, 2018. The Partnership was invested in MB Master from January 1, 2018 to November 30, 2018.

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	December 31, 2019		For the year ended December 31, 2019
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Harbour Square Master(a)	- %	$-	$141,964	$7,656	$29,566	$104,742	Commodity Portfolio	Monthly
NL Master(b)	4.82%	4,427,510	(1,327,556)	19,738	14,904	(1,362,198)	Commodity Portfolio	Monthly
Aquantum Master(c)	16.68%	15,333,418	(2,172,379)	239,973	33,249	(2,445,601)	Commodity Portfolio	Monthly

Total		$19,760,928	$(3,357,971)	$267,367	$77,719	$(3,703,057)

	December 31, 2018		For the year ended December 31, 2018
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
MB Master(d)	- %	$-	$(384,502)	$172,975	$30,426	$(587,903)	Commodity Portfolio	Monthly
Harbour Square Master	9.43%	5,489,732	571,941	74,003	41,460	456,478	Commodity Portfolio	Monthly

Total		$5,489,732	$187,439	$246,978	$71,886	$(131,425)

(a)	From January 1, 2019 through March 31, 2019, the date the Partnership fully redeemed its investment in Harbour Square Master.
(b)	From April 1, 2019, the date the Partnership invested into NL Master, through December 31, 2019.
(c)	From June 1, 2019, the date the Partnership invested into Aquantum Master, through December 31, 2019.
(d)	The Partnership fully redeemed its investment in MB Master as of November 30, 2018.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

7.	Subscriptions, Distributions and Redemptions:

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

8.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019			2018		2017
	Class A	Class D	Class Z***	Class A	Class D*****	Class A
Per Redeemable Unit Performance (for a unit outstanding throughout the period/year):*
Net realized and unrealized gains (losses)	$111.36	$87.51	$90.94	$115.36	$36.19	$(1.95)
Net investment loss	(67.91)	(40.49)	(29.94)	(80.34)	(25.44)	(68.11)

Increase (decrease) for the period/year	43.45	47.02	61.00	35.02	10.75	(70.06)
Net asset value per Redeemable Unit, beginning of period/year	1,300.66	1,010.75	1,008.04	1,265.64	1,000.00	1,335.70

Net asset value per Redeemable Unit, end of period/year	$1,344.11	$1,057.77	$1,069.04	$1,300.66	$1,010.75	$1,265.64

	2019			2018		2017
	Class A	Class D	Class Z****	Class A	Class D******	Class A
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(5.2)%	(3.9)%	(3.0)%	(6.4)%	(4.1)%	(5.4)%

Operating expenses	6.1%	4.8%	4.0%	6.5%	5.1%	6.2%
Incentive fees	1.0%	1.0%	0.9%	1.6%	1.0%	-%

Total expenses	7.1%	5.8%	4.9%	8.1%	6.1%	6.2%

Total return:
Total return before incentive fees	4.4%	5.7%	7.0%	4.4%	2.1%	(5.2)%
Incentive fees	(1.1)%	(1.0)%	(0.9)%	(1.6)%	(1.0)%	-%

Total return after incentive fees	3.3%	4.7%	6.1%	2.8%	1.1%	(5.2)%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period/year. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Interest income less total expenses.

***	For the period from February 1, 2019 to December 31, 2019.

****	Annualized (except for incentive fees) and for the period from February 1, 2019 to December 31, 2019.

*****	For the period from July 1, 2018 to December 31, 2018.

******	Annualized (except for incentive fees) and for the period from July 1, 2018 to December 31, 2018.

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

London Metal Exchange Forward Contracts. Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin, zinc or other metals. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

In the ordinary course of business, the Partnership/Funds enter into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s/Funds’ maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership/Funds. The General Partner/Trading Manager consider the risk of any future obligation relating to these indemnifications to be remote.

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

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2019 and 2018 is summarized below:

	For the period from October 1, 2019 to December 31, 2019	For the period from July 1, 2019 to September 30, 2019	For the period from April 1, 2019 to June 30, 2019	For the period from January 1, 2019 to March 31, 2019
Total investment income	$370,428	$480,574	$583,414	$590,301
Total expenses	(2,160,621)	(1,582,390)	(1,576,213)	(2,014,353)
Total trading results	5,239,438	(1,155,845)	(34,710)	4,633,549

Net income (loss)	$3,449,245	$(2,257,661)	$(1,027,509)	$3,209,497

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$47.12	$(29.12)	$(13.19)	$38.64

Class D	$40.30	$(19.57)	$(7.02)	$33.31

Class Z	$42.69	$(17.78)	$(5.09)	$35.39

	For the period from October 1, 2018 to December 31, 2018	For the period from July 1, 2018 to September 30, 2018	For the period from April 1, 2018 to June 30, 2018	For the period from January 1, 2018 to March 31, 2018
Total investment income	$331,655	$290,475	$263,244	$229,231
Total expenses	(1,375,069)	(1,236,732)	(1,425,916)	(1,148,832)
Total trading results	1,369,403	891,222	2,024,781	1,632,652

Net income (loss)	$325,989	$(55,035)	$862,109	$713,051

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$6.80	$(1.17)	$16.22	$13.17

Class D	$8.48	$2.27	$-	$-

Class Z	$10.42	$4.17	$17.49	$14.99

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

● pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

● provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

● provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

The report included in “Item 8. Financial Statements and Supplementary Data.” includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred subsequent to year end could impact the operations and financial performance of the Partnership investments. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Matthew R. Graver (Director) and Etsuko Jennings (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Patrick T. Egan and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 51, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 48, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Matthew R. Graver, age 52, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

Etsuko Jennings, age 61, has been a Director of the General Partner since September 2018. She has been a Managing Director of Morgan Stanley Investment Management since January 2007 and is currently head of the Operational Risk group for Morgan Stanley Investment Management’s Global Risk and Analysis division, responsible for ongoing analysis as well as reporting and mitigation of operational risk. She joined Morgan Stanley in 1985 and has approximately 22 years of investment experience. Previously, she managed a variety of strategic initiatives in the Global Operations group. Before that, Ms. Jennings was a member of the firm’s IT department in New York, Tokyo and London where she developed and managed trading and accounting systems. She received a B.A. from Keio University’s School of Letters/International Program in Japan and an M.A. in international relations from the University of North Carolina at Chapel Hill.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2020, the Partnership knows of no persons who beneficially own more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2019:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Redeemable Units	General Partner	1,118.7550	100.0%

(c) Changes in control. None.

Item 13. Certain Relationships, Related Transactions and Director Independence.

(a)	Transactions with related persons. None.

(b)	Review, approval or ratification of transactions with related persons. Not applicable.

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2019 and 2018 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2019 $126,670

2018 $116,154

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2019 and 2018 for professional services in connection with tax compliance, tax advice and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements:

Statements of Financial Condition at December 31, 2019 and 2018.

Condensed Schedules of Investments at December 31, 2019 and 2018.

Statements of Income and Expenses for the years ended December 31, 2019, 2018 and 2017.

Statements of Changes in Partners’ Capital for the years ended December 31, 2019, 2018 and 2017.

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

4.1	Description of Securities (filed herewith)

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

10.4(a)

Management Agreement among the Partnership, the General Partner and Aventis Asset Management LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference).

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

10.9

Management Agreement dated as of January 1, 2019, by and among the Partnership, the General Partner and Pan Capital Management, LP (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 6, 2018 and incorporated herein by reference).

10.10(a)

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

10.11

Management Agreement dated as of April 1, 2019, by and among the Partnership, the General Partner and Northlander Commodity Advisors LLP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 5, 2019 and incorporated herein by reference).

11.1

Amended and Restated Master Services Agreement, by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

99.1	Financial Statements of CMF Harbour Square Master Fund LLC.

99.2	Financial Statements of CMF NL Master Fund LLC.

99.3	Financial Statements of CMF Aquantum Master Fund LLC.

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference:

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President & Director
Date: March 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Matthew R. Graver	/s/ Etsuko Jennings
Patrick T. Egan	Matthew R. Graver	Etusko Jennings
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 26, 2020	Date: March 26, 2020	Date: March 26, 2020

/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)
Ceres Managed Futures LLC
Date: March 26, 2020

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to limited partners.

No proxy material has been sent to limited partners.