Form 10-Q
period 2020-03-31
Ceres Tactical Commodity L.P.
filed 2020-05-11
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes        No X

As of April 30, 2020, 61,666.7577 Limited Partnership Class A Redeemable Units were outstanding, 600.0580 Limited Partnership Class D Redeemable Units were outstanding and 21.8090 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Commodity L.P.

Statements of Financial Condition

	March 31, 2020 (Unaudited)	December 31, 2019
Assets:
Investment in the Funds(1) , at fair value	$20,056,116	$19,760,928
Redemptions receivable from the Funds	71,755	2,050,873

Equity in trading account:
Unrestricted cash	61,740,299	66,262,634
Restricted cash	10,025,930	5,558,690
Net unrealized appreciation on open futures contracts	560,577	3,104,619
Net unrealized appreciation on open forward contracts	1,027,260	255,669
Options purchased, at fair value (premiums paid $719,935 and $804,127 at March 31, 2020 and December 31, 2019, respectively)	1,167,069	308,284

Total equity in trading account	74,521,135	75,489,896

Interest receivable	23,600	91,128

Total assets	$94,672,606	$97,392,825

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $1,864,258 and $690,626 at March 31, 2020 and December 31, 2019, respectively)	$2,485,802	$169,935
Accrued expenses:
Ongoing selling agent fees	150,833	159,170
Management fees	117,254	121,136
General Partner fees	57,384	60,522
Incentive fees	953,530	814,167
Professional fees	222,102	227,842
Redemptions payable to Limited Partners	2,885,280	3,946,769

Total liabilities	6,872,185	5,499,541

Partners’ Capital:
General Partner, Class Z, 1,118.7550 Redeemable Units outstanding at March 31, 2020 and December 31, 2019	1,230,474	1,195,989
Limited Partners, Class A, 62,427.6007 and 67,005.2267 Redeemable Units outstanding at March 31, 2020 and December 31, 2019, respectively	85,894,170	90,062,572
Limited Partners, Class D, 600.0580 Redeemable Units outstanding at March 31, 2020 and December 31, 2019	651,790	634,723
Limited Partners, Class Z, 21.8090 and 0.0000 Redeemable Units outstanding at March 31, 2020 and December 31, 2019, respectively	23,987	-

Total partners’ capital (net asset value)	87,800,421	91,893,284

Total liabilities and partners’ capital	$94,672,606	$97,392,825

Net asset value per Redeemable Unit:
Class A	$1,375.90	$1,344.11

Class D	$1,086.21	$1,057.77

Class Z	$1,099.86	$1,069.04

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Condensed Schedule of Investments

March 31, 2020

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	40	$(16,022)	(0.02)%
Energy	14,513	(6,584,943)	(7.51)
Grains	658	215,961	0.25
Indices	1,304	(246,749)	(0.28)
Livestock	150	(30,485)	(0.03)
Metals	171	(163,789)	(0.19)
Softs	663	(645,110)	(0.73)

Total futures contracts purchased		(7,471,137)	(8.51)

Futures Contracts Sold
Energy
Henry LD1 Fix FUT May 20 - Apr 21	4,937	5,861,738	6.67
Other	6,155	1,984,225	2.26
Grains	583	(194,187)	(0.22)
Indices	526	102,622	0.12
Livestock	45	3,960	0.00 *
Metals	63	(99,949)	(0.11)
Softs	274	373,305	0.43

Total futures contracts sold		8,031,714	9.15

Net unrealized appreciation on open futures contracts		$560,577	0.64%

Unrealized Appreciation on Open Forward Contracts
Metals	703	$6,000,139	6.83%

Total unrealized appreciation on open forward contracts		6,000,139	6.83

Unrealized Depreciation on Open Forward Contracts
Metals	635	(4,972,879)	(5.66)

Total unrealized depreciation on open forward contracts		(4,972,879)	(5.66)

Net unrealized appreciation on open forward contracts		$1,027,260	1.17%

Options Purchased
Calls
Energy	383	$142,790	0.16%
Livestock	17	10,710	0.01
Metals	131	36,504	0.04
Puts
Metals	84	977,065	1.12

Total options purchased (premiums paid $719,935)		$1,167,069	1.33%

Options Written
Calls
Energy	93	$(79,080)	(0.09)%
Grains	45	(70,169)	(0.08)
Livestock	80	(91,040)	(0.10)
Metals	220	(396,726)	(0.45)
Softs	23	(7,470)	(0.01)
Puts
Energy	90	(131,940)	(0.15)
Livestock	110	(395,870)	(0.45)
Metals	133	(1,264,302)	(1.44)
Softs	46	(49,205)	(0.06)

Total options written (premiums received $1,864,258)		$(2,485,802)	(2.83)%

Investment in the Funds	Fair Value	% of Partners’ Capital
CMF NL Master Fund LLC	$4,029,605	4.59%
CMF Aquantum Master Fund LLC	16,026,511	18.25

Total investment in the Funds	$20,056,116	22.84%

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

Ceres Tactical Commodity L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
Investment Income:	2020	2019
Interest income	$188,996	$563,889
Interest income allocated from the Fund(s)	53,479	26,412

Total investment income	242,475	590,301

Expenses:
Expenses allocated from the Fund(s)	116,436	37,222
Clearing fees related to direct investments	284,370	335,728
Ongoing selling agent fees	448,633	543,210
Management fees	346,576	404,775
General Partner fees	170,621	206,598
Incentive fees	953,531	371,860
Professional fees	68,279	114,960

Total expenses	2,388,446	2,014,353

Net investment loss	(2,145,971)	(1,424,052)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Fund(s):
Net realized gains (losses) on closed contracts	4,681,413	5,392,699
Net realized gains (losses) on closed contracts allocated from the Fund(s)	(742,751)	112,982
Net change in unrealized gains (losses) on open contracts	(2,003,478)	(874,702)
Net change in unrealized gains (losses) on open contracts allocated from the Fund(s)	2,296,381	2,570

Total trading results	4,231,565	4,633,549

Net income (loss)	$2,085,594	$3,209,497

Net income (loss) per Redeemable Unit: *
Class A	$31.79	$38.64

Class D	$28.44	$33.31

Class Z	$30.82	$35.39

Weighted average Redeemable Units outstanding:
Class A	65,596.5794	81,675.3130

Class D	600.0580	600.0580

Class Z	1,133.2943	1,482.6217

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$56,857,034	43,713.9067	$606,507	600.0580	$755,325	745.0230	$58,218,866	45,058.9877
Subscriptions - General Partner	-	-	-	-	680,750	671.4640	680,750	671.4640
Subscriptions - Limited Partners	51,042,913	39,246.7420	-	-	100,000	99.2020	51,142,913	39,345.9440
Redemptions - Limited Partners	(3,801,011)	(2,893.4220)	-	-	-	-	(3,801,011)	(2,893.4220)
Net income (loss)	3,135,296	-	19,987	-	54,214	-	3,209,497	-

Partners’ Capital, March 31, 2019	$107,234,232	80,067.2267	$626,494	600.0580	$1,590,289	1,515.6890	$109,451,015	82,182.9737

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2019	$90,062,572	67,005.2267	$634,723	600.0580	$1,195,989	1,118.7550	$91,893,284	68,724.0397
Subscriptions - Limited Partners	25,000	18.6740	-	-	23,260	21.8090	48,260	40.4830
Redemptions - Limited Partners	(6,226,717)	(4,596.3000)	-	-	-	-	(6,226,717)	(4,596.3000)
Net income (loss)	2,033,315	-	17,067	-	35,212	-	2,085,594	-

Partners’ Capital, March 31, 2020	$85,894,170	62,427.6007	$651,790	600.0580	$1,254,461	1,140.5640	$87,800,421	64,168.2227

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Ceres Tactical Commodity L.P. (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of commodity interests on United States (“U.S.”) and international futures, options on futures and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner (as defined below). Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have significant exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The sectors traded include energy, grains, livestock, metals and softs. The commodity interests that are traded by the Partnership, directly or indirectly through its investment in the Funds (as defined below) are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds) in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. During the initial offering period, the Partnership sold 11,925 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

As of March 31, 2020, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Aquantum GmbH (“Aquantum”), Pan Capital Management L.P. (“Pan”), and Northlander Commodity Advisors LLP (“Northlander”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. On March 31, 2019, the Partnership fully redeemed its investment in CMF Harbour Square Master Fund LLC (“Harbour Square Master”). Also effective March 31, 2019, Harbour Square Capital Management LLC (“Harbour Square”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. References herein to the “Advisors” may also include, as relevant, Harbour Square. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co. and are not responsible for the organization or operation of the Partnership.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

During the reporting periods ended March 31, 2020 and 2019, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

Millburn, Ospraie and Pan directly trade the Partnership’s assets allocated to each Advisor through managed accounts in the name of the Partnership pursuant to Millburn’s Commodity Program, Ospraie’s Commodity Program and Pan’s Energy Trading Program, respectively.

The Partnership, CMF NL Master Fund LLC (“NL Master”) and CMF Aquantum Master Fund LLC (“Aquantum Master”) have entered, and (prior to its termination) Harbour Square Master had entered, into futures brokerage account agreements with MS&Co. NL Master and Aquantum Master are collectively referred to as the “Funds.” References herein to the “Funds” may also include, as relevant, Harbour Square Master. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, the execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2020 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2020 and 2019. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2020 and 2019, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2020 and December 31, 2019, the amount of cash held for margin requirements was $10,025,930 and $5,558,690, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $596,922 (cost of $618,695) and $447,427 (cost of $437,431) as of March 31, 2020 and December 31, 2019, respectively.

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

Investment Company Status. The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Accounting Standards Update 2013-08 “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit for each Class is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three months ended March 30, 2020 and 2019 were as follows. There were no Class Z limited partner Redeemable Units held prior to February 1, 2019 or from the close of business on December 31, 2019 to January 31, 2020.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Class A	Class D	Class Z **	Class A	Class D	Class Z ***
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$63.95	$50.51	$47.90	$55.85	$43.48	$46.48
Net investment loss	(32.16)	(22.07)	(14.58)	(17.21)	(10.17)	(5.30)

Increase (decrease) for the period	31.79	28.44	33.32	38.64	33.31	41.18
Net asset value per Redeemable Unit, beginning of period	1,344.11	1,057.77	1,066.54	1,300.66	1,010.75	1,008.04

Net asset value per Redeemable Unit, end of period	$1,375.90	$1,086.21	$1,099.86	$1,339.30	$1,044.06	$1,049.22

	Three Months Ended March 31, 2020						Three Months Ended March 31, 2019
	Class A		Class D		Class Z **		Class A		Class D		Class Z ***
Ratios to Average Limited Partners’ Capital: ****
Net investment loss *****	(6.5	) %	(5.2	) %	(4.3	) %	(4.3	) %	(3.0	) %	(2.1	) %

Operating expenses	6.5%		5.2%		4.4%		6.2%		4.8%		4.1%
Incentive fees	1.1%		1.1%		0.8%		0.3%		0.3%		0.2%

Total expenses	7.6%		6.3%		5.2%		6.5%		5.1%		4.3%

Total return:
Total return before incentive fees	3.4%		3.8%		3.9%		3.3%		3.6%		4.3%
Incentive fees	(1.0	) %	(1.1	) %	(0.8	) %	(0.3	) %	(0.3	) %	(0.2	) %

Total return after incentive fees	2.4%		2.7%		3.1%		3.0%		3.3%		4.1%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	For the period from February 1, 2020 to March 31, 2020.

***	For the period from February 1, 2019 to March 31, 2019.

****	Annualized (except for incentive fees).

*****	Interest income less total expenses.

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

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2020 and 2019 were 30,604 and 26,535, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2020 and 2019 were 1,308 and 1,509, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended March 31, 2020 and 2019 were 1,412 and 2,038, respectively.

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

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2020 and December 31, 2019, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
March 31, 2020	Recognized	Condition	Condition	Instruments	Pledged *	Net Amount
Assets
Futures	$14,562,017	$(14,001,440)	$560,577	$-	$-	$560,577
Forwards	6,000,139	(4,972,879)	1,027,260	-	-	1,027,260

Total assets	$20,562,156	$(18,974,319)	$1,587,837	$-	$-	$1,587,837

Liabilities
Futures	$(14,001,440)	$14,001,440	$-	$-	$-	$-
Forwards	(4,972,879)	4,972,879	-	-	-	-

Total liabilities	$(18,974,319)	$18,974,319	$-	$-	$-	$-

Net fair value						$1,587,837	*

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2019	Recognized	Condition	Condition	Instruments	Pledged *	Net Amount
Assets
Futures	$12,487,330	$(9,382,711)	$3,104,619	$-	$-	$3,104,619
Forwards	3,736,333	(3,480,664)	255,669	-	-	255,669

Total assets	$16,223,663	$(12,863,375)	$3,360,288	$-	$-	$3,360,288

Liabilities
Futures	$(9,382,711)	$9,382,711	$-	$-	$-	$-
Forwards	(3,480,664)	3,480,664	-	-	-	-

Total liabilities	$(12,863,375)	$12,863,375	$-	$-	$-	$-

Net fair value						$3,360,288	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default. In some instances, the actual collateral received and/or pledged may be more than the amount shown due to overcollateralization.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2020 and December 31, 2019, respectively.

	March 31,
	2020
Assets
Futures Contracts
Currencies	$42,220
Energy	12,707,374
Grains	296,381
Indices	548,348
Livestock	78,795
Metals	455,385
Softs	433,514

Total unrealized appreciation on open futures contracts	14,562,017

Liabilities
Futures Contracts
Currencies	(58,242)
Energy	(11,446,354)
Grains	(274,607)
Indices	(692,475)
Livestock	(105,320)
Metals	(719,123)
Softs	(705,319)

Total unrealized depreciation on open futures contracts	(14,001,440)

Net unrealized appreciation on open futures contracts	$560,577	*

Assets
Forward Contracts
Metals	$6,000,139

Total unrealized appreciation on open forward contracts	6,000,139

Liabilities
Forward Contracts
Metals	(4,972,879)

Total unrealized depreciation on open forward contracts	(4,972,879)

Net unrealized appreciation on open forward contracts	$1,027,260	**

Assets
Options Purchased
Energy	$142,790
Livestock	10,710
Metals	1,013,569

Total options purchased	$1,167,069	***

Liabilities
Options Written
Energy	$(211,020)
Grains	(70,169)
Livestock	(486,910)
Metals	(1,661,028)
Softs	(56,675)

Total options written	$(2,485,802)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
Sector	2020		2019
Currencies	$(188,714)		$83,307
Energy	4,516,275		2,107,903
Grains	(33,931)		172,807
Indices	(90,214)		-
Livestock	(275,596)		1,419,642
Metals	(1,101,350)		864,560
Softs	(148,535)		(130,222)

Total	$2,677,935	*****	$4,517,997	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2020 and December 31, 2019 and for the periods ended March 31, 2020 and 2019, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$14,562,017	$14,562,017	$-	$-
Forwards	6,000,139	-	6,000,139	-
Options purchased	1,167,069	1,167,069	-	-

Total assets	$21,729,225	$15,729,086	$6,000,139	$-

Liabilities
Futures	$14,001,440	$14,001,440	$-	$-
Forwards	4,972,879	-	4,972,879	-
Options written	2,485,802	2,485,802	-	-

Total liabilities	$21,460,121	$16,487,242	$4,972,879	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$12,487,330	$12,487,330	$-	$-
Forwards	3,736,333	-	3,736,333	-
Options purchased	308,284	308,284	-	-

Total assets	$16,531,947	$12,795,614	$3,736,333	$-

Liabilities
Futures	$9,382,711	$9,382,711	$-	$-
Forwards	3,480,664	-	3,480,664	-
Options written	169,935	169,935	-	-

Total liabilities	$13,033,310	$9,552,646	$3,480,664	$-

6.	Investment in the Funds:

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

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2020.

The Partnership’s/Funds’ trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Partnership/Funds engage in such trading through commodity brokerage accounts maintained with MS&Co.

Generally, a member in the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the Trading Manager at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the member elects to redeem and informs the Funds. However, a member may request a withdrawal as of the end of any day if such request is received by the Trading Manager at least three days in advance of the proposed withdrawal date.

Management fees, General Partner fees, ongoing

selling agent fees and incentive fees are charged at the Partnership level. All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and allocated to the Funds’ members, including the Partnership. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

At March 31, 2020, the Partnership owned approximately 18.4% of NL Master and 47.8% of Aquantum Master. At December 31, 2019, the Partnership owned approximately 20.4% of NL Master and 43.1% of Aquantum Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	March 31, 2020
	Total Assets	Total Liabilities	Total Capital
NL Master	$22,692,778	$858,566	$21,834,212
Aquantum Master	33,666,550	144,881	33,521,669

	December 31, 2019
	Total Assets	Total Liabilities	Total Capital
NL Master	$22,919,671	$1,217,801	$21,701,870
Aquantum Master	37,857,547	2,327,205	35,530,342

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$12,428	$752,782	$765,210
Aquantum Master	(136,229)	2,944,697	2,808,468

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

	For the three months ended March 31, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Harbour Square Master	$ (14,678)	$160,848	$146,170

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	March 31, 2020		For the three months ended March 31, 2020
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
NL Master	4.59%	$4,029,605	$145,523	$5,308	$3,157	$137,058	Commodity Portfolio	Monthly
Aquantum Master	18.25%	16,026,511	1,461,586	99,759	8,212	1,353,615	Commodity Portfolio	Monthly

Total		$20,056,116	$1,607,109	$105,067	$11,369	$1,490,673

	December 31, 2019		For the three months ended March 31, 2019
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Harbour Square Master (a)	-%	$-	$141,964	$7,656	$29,566	$104,742	Commodity Portfolio	Monthly
NL Master (b)	4.82%	4,427,510	-	-	-	-	Commodity Portfolio	Monthly
Aquantum Master (c)	16.68%	15,333,418	-	-	-	-	Commodity Portfolio	Monthly

Total		$19,760,928	$141,964	$7,656	$29,566	$104,742

(a)	From January 1, 2019 through March 31, 2019, the date the Partnership fully redeemed its investment in Harbour Square Master.

(b)	On April 1, 2019, the Partnership invested into NL Master.

(c)	On June 1, 2019, the Partnership invested into Aquantum Master.

7.	Financial Instrument Risks:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2020.

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

For the three months ended March 31, 2020, Partnership capital decreased 4.5% from $91,893,284 to $87,800,421. This decrease was attributable to redemptions of 4,596.3000 Class A limited partner Redeemable Units totaling $6,226,717 which was partially offset by subscriptions of 18.6740 Class A limited partner Redeemable Units totaling $25,000, subscriptions of 21.8090 Class Z limited partner Redeemable Units totaling $23,260 and net income of $2,085,594. Future redemptions can impact the amount of funds available for direct investments and investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2020, the net asset value per Redeemable Unit for Class A increased 2.4% from $1,344.11 to $1,375.90 as compared to an increase of 3.0% in the first quarter of 2019. During the Partnership’s first quarter of 2020, the net asset value per Redeemable Unit for Class D increased 2.7% from $1,057.77 to $1,086.21 as compared to an increase of 3.3% in the first quarter of 2019. During the Partnership’s first quarter of 2020, the net asset value per Redeemable Unit for Class Z increased 2.9% from $1,069.04 to $1,099.86 as compared to an increase of 3.5% in the first quarter of 2019. The Partnership experienced a net trading gain before fees and expenses during the first quarter of 2020 of $4,231,565. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy and were partially offset by losses in currencies, grains, livestock, metals and softs. The Partnership experienced a net trading gain before fees and expenses during the first quarter of 2019 of $4,633,549. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, livestock and metals and were partially offset by losses in softs.

The most notable gains were recorded during March from short positions in crude oil and its refined products as energy prices plummeted as demand collapsed, while simultaneously Saudi Arabia increased production amid a price war with Russia. Further gains were recorded during March from natural gas positions. Together, the gains recorded in oil and natural gas during March more than offset overall losses experienced in the energy sector during January and February. The Partnership’s overall trading gains for the quarter were partially offset by trading losses within the metals complex during March from long futures positions in silver as prices decreased amid investor needs for liquidity and diminished industrial demand. Losses within the soft commodities were experienced primarily during March from long positions in sugar and cocoa futures as prices weakened due to the coronavirus raising concerns about global consumption. In the grains sector, small losses were recorded during March from short positions in wheat futures and options as wheat prices rose in the latter half of the month due to speculation for an uptick in demand from COVID-19-related consumer stockpiling. Smaller losses were experienced from long positions in livestock futures during March as prices fell on the expectation of limited demand for beef and pork exports.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase not only the risks involved in commodity trading, but also the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other factors, changing supply and demand relationships, weather, public health epidemics, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership/Funds expect to increase capital through operations.

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three months ended March 31, 2020 decreased by $347,826 as compared to the corresponding period in 2019. The decrease in interest income was primarily due to lower average daily equity and lower interest rates during the three months ended March 31, 2020 as compared to the corresponding period in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2020 decreased by $51,358 as compared to the corresponding period in 2019. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2020 decreased by $94,577 as compared to the corresponding period in 2019. This decrease was due to lower average net assets attributable to Class A Redeemable Units and Class D Redeemable Units during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Management fees are calculated as a percentage of the Partnership’s net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2020 decreased by $58,199 as compared to the corresponding period in 2019. This decrease was due to lower average net assets per Class during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2020 decreased by $35,977 as compared to the corresponding period in 2019. This decrease was due to lower average net assets per Class during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three months ended March 31, 2020 and 2019 resulted in incentive fees of $953,531 and $371,860, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

As of March 31, 2020 and December 31, 2019, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2020	March 31, 2020 (percentage of Partners’ Capital)	December 31, 2019	December 31, 2019 (percentage of Partners’ Capital)
Millburn	$ 27,629,011	31%	$24,154,287	26%
Ospraie	18,077,673	21%	22,368,484	24%
Aquantum	16,126,459	18%	15,433,367	17%
Pan	21,937,674	25%	25,509,636	28%
Northlander	4,029,604	5%	4,427,510	5%

For additional disclosures about operational and financial risk related to the COVID-19 outbreak, refer to Part II, Item 5. “Other Information.” in this Form 10-Q.

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

Exchange margin requirements have been used by the Partnership/Funds as the measure of their Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. Aquantum and Northlander trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they had been granted limited authority to make trading decisions. Millburn, Ospraie and Pan directly trade managed accounts in the name of the Partnership. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e in the managed accounts in the Partnership’s name traded by certain Advisors) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2020. As of March 31, 2020, the Partnership’s total capitalization was $87,800,421.

March 31, 2020
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$118,800	0.14%
Energy	5,292,520	6.03
Grains	721,185	0.82
Livestock	1,525,973	1.74
Metals	3,275,177	3.73
Softs	1,029,735	1.17

Total	$11,963,390	13.63%

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2019. As of December 31, 2019, the Partnership’s total capitalization was $91,893,284.

December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization
Energy	$4,297,296	4.68%
Grains	491,840	0.53
Livestock	243,586	0.26
Metals	841,069	0.92
Softs	354,990	0.39

Total	$6,228,781	6.78%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds as of March 31, 2020 and December 31, 2019, and the highest, lowest and average values during the three months ended March 31, 2020 and the twelve months ended December 31, 2019, as applicable. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2020 and December 31, 2019, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2020
			Three Months Ended March 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$118,800	0.14%	$118,800	$-	$64,248
Energy	4,470,321	5.09	4,802,055	2,813,538	3,614,091
Grains	542,807	0.62	658,728	310,701	488,381
Livestock	1,495,371	1.70	1,562,983	82,060	613,003
Metals	3,275,177	3.73	4,154,439	772,122	1,659,933
Softs	896,650	1.02	1,242,848	283,943	751,540

Total	$10,799,126	12.30%

*      Average of daily Values at Risk.

December 31, 2019
			Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$3,787,513	4.12%	$6,862,028	$1,785,115	$3,660,802
Grains	491,840	0.54	1,155,704	110,693	653,440
Livestock	82,060	0.09	2,177,333	47,850	680,893
Metals	841,069	0.92	4,134,491	357,863	1,604,503
Softs	335,111	0.36	2,302,157	190,851	1,135,043

Total	$5,537,593	6.03%

*         Annual average of daily Values at Risk.

As of March 31, 2020, NL Master’s total capitalization was $21,834,212, and the Partnership owned approximately 18.4% of NL Master. As of March 31, 2020, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:

March 31, 2020
			Three Months Ended March 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$244,207	1.12%	$777,669	$74,383	$371,772

Total	$244,207	1.12%

*          Average of daily Values at Risk.

As of December 31, 2019, NL Master’s total capitalization was $21,701,870, and the Partnership owned approximately 20.4% of NL Master. As of December 31, 2019, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:

December 31, 2019
			Twelve Months Ended December 31, 2019 *
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk **
Energy	$402,025	1.85%	$1,612,667	$-	$556,623

Total	$402,025	1.85%

*        From April 1, 2019, commencement of operations for NL Master, through December 31, 2019.

**      Annual average of daily Values at Risk.

As of March 31, 2020, Aquantum Master’s total capitalization was $33,521,669, and the Partnership owned approximately 47.8% of Aquantum Master. As of March 31, 2020, Aquantum Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aquantum for trading) was as follows:

March 31, 2020
			Three Months Ended March 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$1,626,077	4.85%	$2,680,749	$339,438	$1,126,390
Grains	373,175	1.11	381,134	-	110,779
Livestock	64,020	0.19	864,160	64,020	529,266
Softs	278,420	0.83	299,586	-	181,564

Total	$2,341,692	6.98%

*          Average of daily Values at Risk.

As of December 31, 2019, Aquantum Master’s total capitalization was $35,530,342, and the Partnership owned approximately 43.1% of Aquantum Master. As of December 31, 2019, Aquantum Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aquantum for trading) was as follows:

December 31, 2019
			Twelve Months Ended December 31, 2019 *
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk **
Energy	$992,506	2.79%	$1,985,763	$318,007	$1,030,946
Livestock	374,770	1.05	1,959,045	69,520	578,628
Softs	46,122	0.13	1,258,748	-	190,317

Total	$1,413,398	3.97%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2019, 2018, 2017, 2016, 2015, 2014 and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2019 Audited Financial Statement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co, knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On December 5, 2019, the Appellate Division, First Department (“First Department”) heard the parties’ cross-appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Settled Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2020, there were subscriptions of 18.6740 Class A Redeemable Units totaling $25,000 and 21.8090 Class Z Redeemable Units totaling $23,260. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	1,764.0030	$1,338.73	N/A	N/A
February 1, 2020 - February 29, 2020	735.2840	$1,332.70	N/A	N/A
March 1, 2020 - March 31, 2020	2,097.0130	$1,375.90	N/A	N/A
	4,596.3000	$1,354.72

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 5. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred subsequent to March 31, 2020 could impact the operations and financial performance of the Partnership investments. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 11, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 11, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.