Form 10-Q
period 2020-06-30
Ceres Tactical Commodity L.P.
filed 2020-08-11
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes         No X

As of July 31, 2020, 58,707.1767 Limited Partnership Class A Redeemable Units were outstanding, 600.0580 Limited Partnership Class D Redeemable Units were outstanding and 89.0740 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Commodity L.P.

Statements of Financial Condition

	June 30, 2020 (Unaudited)	December 31, 2019
Assets:
Investment in the Funds(1) , at fair value	$12,182,663	$19,760,928
Subscriptions receivable	172,933	-
Redemptions receivable from the Funds	45,699	2,050,873

Equity in trading account:
Unrestricted cash	66,317,420	66,262,634
Restricted cash	9,345,867	5,558,690
Net unrealized appreciation on open futures contracts	-	3,104,619
Net unrealized appreciation on open forward contracts	-	255,669
Options purchased, at fair value (premiums paid $850,640 and $804,127 at June 30, 2020 and December 31, 2019, respectively)	648,573	308,284

Total equity in trading account	76,311,860	75,489,896

Interest receivable	7,064	91,128

Total assets	$88,720,219	$97,392,825

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,149,827	$-
Net unrealized depreciation on open forward contracts	350,093	-
Options written, at fair value (premiums received $1,219,534 and $690,626 at June 30, 2020 and December 31, 2019, respectively)	1,111,323	169,935
Accrued expenses:
Ongoing selling agent fees	140,622	159,170
Management fees	111,334	121,136
General Partner fees	53,606	60,522
Incentive fees	925,099	814,167
Professional fees	198,318	227,842
Redemptions payable to Limited Partners	1,088,202	3,946,769

Total liabilities	5,128,424	5,499,541

Partners’ Capital:
General Partner, Class Z, 1,118.7550 Redeemable Units outstanding at June 30, 2020 and December 31, 2019	1,230,109	1,195,989
Limited Partners, Class A, 59,655.4467 and 67,005.2267 Redeemable Units outstanding at June 30, 2020 and December 31, 2019, respectively	81,638,393	90,062,572
Limited Partners, Class D, 600.0580 Redeemable Units outstanding at June 30, 2020 and December 31, 2019	650,353	634,723
Limited Partners, Class Z, 66.3370 and 0.0000 Redeemable Units outstanding at June 30, 2020 and December 31, 2019, respectively	72,940	-

Total partners’ capital (net asset value)	83,591,795	91,893,284

Total liabilities and partners’ capital	$88,720,219	$97,392,825

Net asset value per Redeemable Unit:
Class A	$1,368.50	$1,344.11

Class D	$1,083.82	$1,057.77

Class Z	$1,099.53	$1,069.04

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Condensed Schedule of Investments

June 30, 2020

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	55	$(110,484)	(0.13)%
Energy	15,904	(192,711)	(0.23)
Grains	319	201,913	0.24
Indices	381	30,312	0.04
Livestock	115	25,672	0.03
Metals	68	63,410	0.08
Softs	886	45,512	0.05

Total futures contracts purchased		63,624	0.08

Futures Contracts Sold
Energy	7,616	(1,064,857)	(1.28)
Grains	281	(107,630)	(0.13)
Indices	261	43,237	0.05
Livestock	58	(8,280)	(0.01)
Metals	57	(47,582)	(0.06)
Softs	322	(28,339)	(0.03)

Total futures contracts sold		(1,213,451)	(1.46)

Net unrealized depreciation on open futures contracts		$(1,149,827)	(1.38)%

Unrealized Appreciation on Open Forward Contracts
Metals	519	$2,461,972	2.95%

Total unrealized appreciation on open forward contracts		2,461,972	2.95

Unrealized Depreciation on Open Forward Contracts
Metals	649	(2,812,065)	(3.37)

Total unrealized depreciation on open forward contracts		(2,812,065)	(3.37)

Net unrealized depreciation on open forward contracts		$(350,093)	(0.42)%

Options Purchased
Calls
Energy	559	$165,590	0.20%
Metals	201	335,438	0.41
Softs	42	51,135	0.06
Puts
Metals	98	85,080	0.10
Softs	22	11,330	0.01

Total options purchased (premiums paid $850,640)		$648,573	0.78%

Options Written
Calls
Energy	78	$(29,760)	(0.04)%
Metals	243	(484,511)	(0.57)
Softs	118	(125,321)	(0.15)
Puts
Energy	41	(115,700)	(0.14)
Grains	56	(14,700)	(0.02)
Livestock	14	(26,040)	(0.03)
Metals	93	(135,201)	(0.16)
Softs	72	(180,090)	(0.22)

Total options written (premiums received $1,219,534)		$(1,111,323)	(1.33)%

Investment in the Funds		Fair Value	% of Partners’ Capital
CMF NL Master Fund LLC		$3,601,678	4.31%
CMF Aquantum Master Fund LLC		8,580,985	10.26

Total investment in the Funds		$12,182,663	14.57%

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Condensed Schedule of Investments

December 31, 2019

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	12,781	$(7,621,903)	(8.29)	%
Grains	453	274,002	0.30
Indices	440	(354,176)	(0.39)
Livestock	56	10,540	0.01
Metals	165	285,840	0.31
Softs	343	253,714	0.28

Total futures contracts purchased		(7,151,983)	(7.78)

Futures Contracts Sold
Energy
NAT GAS LAST DAY Mar 20 - Mar 22	2,556	5,386,190	5.86
Other	10,416	4,966,843	5.41
Grains	590	(256,702)	(0.28)
Indices	380	322,626	0.35
Livestock	54	10,710	0.01
Metals	66	4,075	0.00	*
Softs	323	(177,140)	(0.19)

Total futures contracts sold		10,256,602	11.16

Net unrealized appreciation on open futures contracts		$3,104,619	3.38	%

Unrealized Appreciation on Open Forward Contracts
Metals	658	$3,736,333	4.07	%

Total unrealized appreciation on open forward contracts		3,736,333	4.07

Unrealized Depreciation on Open Forward Contracts
Metals	616	(3,480,664)	(3.79)

Total unrealized depreciation on open forward contracts		(3,480,664)	(3.79)

Net unrealized appreciation on open forward contracts		$255,669	0.28	%

Options Purchased
Calls
Energy	950	$186,010	0.21	%
Metals	131	3,869	0.00	*
Puts
Energy	58	41,395	0.05
Metals	68	77,010	0.08

Total options purchased (premiums paid $804,127)		$308,284	0.34	%

Options Written
Calls
Energy	1,094	$(52,690)	(0.06)%
Metals	120	(3,869)	(0.00)	*
Puts
Energy	57	(36,366)	(0.04)
Metals	68	(77,010)	(0.08)

Total options written (premiums received $690,626)		$(169,935)	(0.18)	%

Investment in the Funds		Fair Value	% of Partners’ Capital
CMF NL Master Fund LLC		$4,427,510	4.82	%
CMF Aquantum Master Fund LLC		15,333,418	16.68

Total investment in the Funds		$19,760,928	21.50	%

* Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Investment Income:
Interest income	$17,085	$517,054	$206,081	$1,080,943
Interest income allocated from the Fund(s)	3,459	66,360	56,938	92,772

Total investment income	20,544	583,414	263,019	1,173,715

Expenses:
Expenses allocated from the Fund(s)	78,519	84,578	194,955	121,800
Clearing fees related to direct investments	153,583	317,149	437,953	652,877
Ongoing selling agent fees	438,767	538,610	887,400	1,081,820
Management fees	345,268	403,630	691,844	808,405
General Partner fees	167,131	204,607	337,752	411,205
Incentive fees	72,885	(84,547)	1,026,416	287,313
Professional fees	78,412	112,186	146,691	227,146

Total expenses	1,334,565	1,576,213	3,723,011	3,590,566

Net investment loss	(1,314,021)	(992,799)	(3,459,992)	(2,416,851)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Fund(s):
Net realized gains (losses) on closed contracts	5,466,587	2,031,057	10,148,000	7,423,756
Net realized gains (losses) on closed contracts allocated from the Fund(s)	593,462	415,975	(149,289)	528,957
Net change in unrealized gains (losses) on open contracts	(2,979,791)	(1,098,815)	(4,983,269)	(1,973,517)
Net change in unrealized gains (losses) on open contracts allocated from the Fund(s)	(2,159,361)	(1,382,927)	137,020	(1,380,357)

Total trading results	920,897	(34,710)	5,152,462	4,598,839

Net income (loss)	$(393,124)	$(1,027,509)	$1,692,470	$2,181,988

Net income (loss) per Redeemable Unit: *
Class A	$(7.40)	$(13.19)	$24.39	$25.45

Class D	$(2.39)	$(7.02)	$26.05	$26.29

Class Z	$(0.33)	$(5.09)	$30.49	$30.30

Weighted average Redeemable Units outstanding:
Class A	61,514.9947	79,589.1810	63,555.7870	80,632.2470

Class D	600.0580	600.0580	600.0580	600.0580

Class Z	1,155.4067	1,317.2010	1,144.3505	1,399.9113

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Changes in Partners’ Capital

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2018	$56,857,034	43,713.9067	$606,507	600.0580	$755,325	745.0230	$58,218,866	45,058.9877
Subscriptions - General Partner	-	-	-	-	680,750	671.4640	680,750	671.4640
Subscriptions - Limited Partners	52,019,698	39,975.1700	-	-	100,000	99.2020	52,119,698	40,074.3720
Redemptions - General Partner	-	-	-	-	(315,025)	(297.7320)	(315,025)	(297.7320)
Redemptions - Limited Partners	(9,765,067)	(7,355.4160)	-	-	-	-	(9,765,067)	(7,355.4160)
Net income (loss)	2,115,547	-	15,780	-	50,661	-	2,181,988	-

Partners’ Capital, June 30, 2019	$101,227,212	76,333.6607	$622,287	600.0580	$1,271,711	1,217.9570	$103,121,210	78,151.6757

Partners’ Capital, March 31, 2019	$107,234,232	80,067.2267	$626,494	600.0580	$1,590,289	1,515.6890	$109,451,015	82,182.9737
Subscriptions - Limited Partners	976,785	728.4280	-	-	-	-	976,785	728.4280
Redemptions - General Partner	-	-	-	-	(315,025)	(297.7320)	(315,025)	(297.7320)
Redemptions - Limited Partners	(5,964,056)	(4,461.9940)	-	-	-	-	(5,964,056)	(4,461.9940)
Net income (loss)	(1,019,749)	-	(4,207)	-	(3,553)	-	(1,027,509)	-

Partners’ Capital, June 30, 2019	$101,227,212	76,333.6607	$622,287	600.0580	$1,271,711	1,217.9570	$103,121,210	78,151.6757

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2019	$90,062,572	67,005.2267	$634,723	600.0580	$1,195,989	1,118.7550	$91,893,284	68,724.0397
Subscriptions - Limited Partners	247,933	177.9210	-	-	73,260	66.3370	321,193	244.2580
Redemptions - Limited Partners	(10,315,152)	(7,527.7010)	-	-	-	-	(10,315,152)	(7,527.7010)
Net income (loss)	1,643,040	-	15,630	-	33,800	-	1,692,470	-

Partners’ Capital, June 30, 2020	$81,638,393	59,655.4467	$650,353	600.0580	$1,303,049	1,185.0920	$83,591,795	61,440.5967

Partners’ Capital, March 31, 2020	$85,894,170	62,427.6007	$651,790	600.0580	$1,254,461	1,140.5640	$87,800,421	64,168.2227
Subscriptions - Limited Partners	222,933	159.2470	-	-	50,000	44.5280	272,933	203.7750
Redemptions - Limited Partners	(4,088,435)	(2,931.4010)	-	-	-	-	(4,088,435)	(2,931.4010)
Net income (loss)	(390,275)	-	(1,437)	-	(1,412)	-	(393,124)	-

Partners’ Capital, June 30, 2020	$81,638,393	59,655.4467	$650,353	600.0580	$1,303,049	1,185.0920	$83,591,795	61,440.5967

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and is the trading manager (the “Trading Manager”) of NL Master (as defined below) and Aquantum Master (as defined below). The General Partner was also the Trading Manager of Harbour Square Master (as defined below) prior to Harbour Square Master’s termination. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

As of June 30, 2020, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Aquantum GmbH (“Aquantum”), Pan Capital Management L.P. (“Pan”), and Northlander Commodity Advisors LLP (“Northlander”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. On March 31, 2019, the Partnership fully redeemed its investment in CMF Harbour Square Master Fund LLC (“Harbour Square Master”). Also effective March 31, 2019, Harbour Square Capital Management LLC (“Harbour Square”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. References herein to the “Advisors” may also include, as relevant, Harbour Square. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co. and are not responsible for the organization or operation of the Partnership.

As of June 13, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to October 31, 2016 were deemed “Class A Redeemable Units.” Class Z Redeemable Units were first issued on January 1, 2017. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units were not changed. Class D Redeemable Units were first issued on July 1, 2018. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units and Class Z Redeemable Units were not changed. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that for the period covered by this report the Class A Redeemable Units were subject to a monthly ongoing selling agent fee equal to 1/12 of 2.00% (a 2.00% annual rate) of the net assets of Class A as of the end of each month, which differs from the Class D Redeemable Units monthly ongoing selling agent fee of 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class D as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

During the reporting periods ended June 30, 2020 and 2019, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

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

The Partnership has also entered into a selling agreement (the “Selling Agreement”) with Morgan Stanley Wealth Management. Pursuant to the Selling Agreement and for the period covered by this report, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) 2.0% per year of month-end Net Assets of Class A Redeemable Units and (ii) 0.75% per year of month-end Net Assets of Class D Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A and Class D Redeemable Units in the Partnership. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

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

2.       Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2020 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2020 and 2019. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2020 and 2019, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2020 and December 31, 2019, the amount of cash held for margin requirements was $9,345,867 and $5,558,690, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $6,624 (cost of $985) and $447,427 (cost of $437,431) as of June 30, 2020 and December 31, 2019, respectively.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

3.       Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2020 and 2019 were as follows. There were no Class Z limited partner Redeemable Units held prior to February 1, 2019 or from the close of business on December 31, 2019 to January 31, 2020.

	Three Months Ended June 30, 2020						Three Months Ended June 30, 2019			Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	Class A		Class D		Class Z		Class A	Class D	Class Z	Class A	Class D	Class Z **		Class A	Class D	Class Z ***
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$13.63		$10.51		$5.08		$(0.84)	$(0.72)	$(0.31)	$77.94	$61.02	$49.80		$55.07	$42.76	$46.35
Net investment loss	(21.03)		(12.90)		(5.41)		(12.35)	(6.30)	(4.78)	(53.55)	(34.97)	(16.81)		(29.62)	(16.47)	(10.26)

Increase (decrease) for the period	(7.40)		(2.39)		(0.33)		(13.19)	(7.02)	(5.09)	24.39	26.05	32.99		25.45	26.29	36.09
Net asset value per Redeemable Unit, beginning of period	1,375.90		1,086.21		1,099.86		1,339.30	1,044.06	1,049.22	1,344.11	1,057.77	1,066.54		1,300.66	1,010.75	1,008.04

Net asset value per Redeemable Unit, end of period	$1,368.50		$1,083.82		$1,099.53		$1,326.11	$1,037.04	$1,044.13	$1,368.50	$1,083.82	$1,099.53		$1,326.11	$1,037.04	$1,044.13

	Three Months Ended June 30, 2020						Three Months Ended June 30, 2019			Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	Class A		Class D		Class Z		Class A	Class D	Class Z	Class A	Class D	Class Z **		Class A	Class D	Class Z ***
Ratios to Average Limited Partners’ Capital: ****
Net investment loss *****	(5.9)%		(4.6)%		(3.6)%		(4.0)%	(2.7)%	(1.9)%	(6.8)%	(5.4)%	(3.9)%		(4.3)%	(3.0)%	(2.0)%

Operating expenses	5.9%		4.6%		4.3%		6.2%	4.9%	4.1%	6.2%	4.9%	4.2%		6.2%	4.9%	4.1%
Incentive fees	0.1%		0.1%		(0.5)%		(0.1)%	(0.1)%	(0.1)%	1.2%	1.1%	0.0	% ******	0.3%	0.3%	0.1%

Total expenses	6.0%		4.7%		3.8%		6.1%	4.8%	4.0%	7.4%	6.0%	4.2%		6.5%	5.2%	4.2%

Total return:
Total return before incentive fees	(0.5)%		(0.2)%		(0.5)%		(1.1)%	(0.8)%	(0.6)%	3.0%	3.6%	3.1%		2.2%	2.9%	3.7%
Incentive fees	(0.0)	% ******	(0.0)	% ******	0.5%		0.1%	0.1%	0.1%	(1.2)%	(1.1)%	(0.0)	% ******	(0.2)%	(0.3)%	(0.1)%

Total return after incentive fees	(0.5)%		(0.2)%		(0.0)	% ******	(1.0)%	(0.7)%	(0.5)%	1.8%	2.5%	3.1%		2.0%	2.6%	3.6%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	For the period from February 1, 2020 to June 30, 2020.

***	For the period from February 1, 2019 to June 30, 2019.

****	Annualized (except for incentive fees).

*****	Interest income less total expenses.

******	Due to rounding.

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

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2020 and 2019 were 27,541 and 25,169, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2020 and 2019 were 29,073 and 25,852, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2020 and 2019 were 1,486 and 1,345, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2020 and 2019 were 1,397 and 1,427, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended June 30, 2020 and 2019 were 1,480 and 1,857, respectively. The monthly average number of option contracts traded directly by the Partnership during the six months ended June 30, 2020 and 2019 were 1,446 and 1,948, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds for indirect trading and allocated to the Funds’ members, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2020 and December 31, 2019, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
June 30, 2020	Recognized	Condition	Condition	Instruments	Pledged *	Net Amount
Assets
Futures	$8,957,474	$(8,957,474)	$-	$-	$-	$-
Forwards	2,461,972	(2,461,972)	-	-	-	-

Total assets	$11,419,446	$(11,419,446)	$-	$-	$-	$-

Liabilities
Futures	$(10,107,301)	$8,957,474	$(1,149,827)	$-	$1,149,827	$-
Forwards	(2,812,065)	2,461,972	(350,093)	-	350,093	-

Total liabilities	$(12,919,366)	$11,419,446	$(1,499,920)	$-	$1,499,920	$-

Net fair value						$-	*

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2019	Recognized	Condition	Condition	Instruments	Pledged *	Net Amount
Assets
Futures	$12,487,330	$(9,382,711)	$3,104,619	$-	$-	$3,104,619
Forwards	3,736,333	(3,480,664)	255,669	-	-	255,669

Total assets	$16,223,663	$(12,863,375)	$3,360,288	$-	$-	$3,360,288

Liabilities
Futures	$(9,382,711)	$9,382,711	$-	$-	$-	$-
Forwards	(3,480,664)	3,480,664	-	-	-	-

Total liabilities	$(12,863,375)	$12,863,375	$-	$-	$-	$-

Net fair value						$3,360,288	*

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of June 30, 2020 and December 31, 2019, respectively.

	June 30, 2020
Assets
Futures Contracts
Currencies	$2,516
Energy	7,652,080
Grains	227,126
Indices	567,062
Livestock	41,807
Metals	72,757
Softs	394,126

Total unrealized appreciation on open futures contracts	8,957,474

Liabilities
Futures Contracts
Currencies	(113,000)
Energy	(8,909,648)
Grains	(132,843)
Indices	(493,513)
Livestock	(24,415)
Metals	(56,929)
Softs	(376,953)

Total unrealized depreciation on open futures contracts	(10,107,301)

Net unrealized depreciation on open futures contracts	$(1,149,827)	*

Assets
Forward Contracts
Metals	$2,461,972

Total unrealized appreciation on open forward contracts	2,461,972

Liabilities
Forward Contracts
Metals	(2,812,065)

Total unrealized depreciation on open forward contracts	(2,812,065)

Net unrealized depreciation on open forward contracts	$(350,093)	**

Assets
Options Purchased
Energy	$165,590
Metals	420,518
Softs	62,465

Total options purchased	$648,573	***

Liabilities
Options Written
Energy	$(145,460)
Grains	(14,700)
Livestock	(26,040)
Metals	(619,712)
Softs	(305,411)

Total options written	$(1,111,323)	****

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2020		2019		2020		2019
Currencies	$(34,220)		$1,104		$(222,934)		$84,411
Energy	1,587,363		174,423		6,103,638		2,282,326
Grains	333,698		94,277		299,767		267,084
Indices	414,454		-		324,240		-
Livestock	(201,528)		(25,997)		(477,124)		1,393,645
Metals	383,750		(29,008)		(717,600)		835,552
Softs	3,279		717,443		(145,256)		587,221

Total	$2,486,796	*****	$932,242	*****	$5,164,731	*****	$5,450,239	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2020 and December 31, 2019 and for the periods ended June 30, 2020 and 2019, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$8,957,474	$8,957,474	$-	$-
Forwards	2,461,972	-	2,461,972	-
Options purchased	648,573	648,573	-	-

Total assets	$12,068,019	$9,606,047	$2,461,972	$-

Liabilities
Futures	$10,107,301	$10,107,301	$-	$-
Forwards	2,812,065	-	2,812,065	-
Options written	1,111,323	1,111,323	-	-

Total liabilities	$14,030,689	$11,218,624	$2,812,065	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$12,487,330	$12,487,330	$-	$-
Forwards	3,736,333	-	3,736,333	-
Options purchased	308,284	308,284	-	-

Total assets	$16,531,947	$12,795,614	$3,736,333	$-

Liabilities
Futures	$9,382,711	$9,382,711	$-	$-
Forwards	3,480,664	-	3,480,664	-
Options written	169,935	169,935	-	-

Total liabilities	$13,033,310	$9,552,646	$3,480,664	$-

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

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2020.

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

At June 30, 2020, the Partnership owned approximately 18.4% of NL Master and 49.0% of Aquantum Master. At December 31, 2019, the Partnership owned approximately 20.4% of NL Master and 43.1% of Aquantum Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	June 30, 2020
	Total Assets	Total Liabilities	Total Capital
NL Master	$21,277,839	$1,686,605	$19,591,234
Aquantum Master	17,796,063	276,927	17,519,136

	December 31, 2019
	Total Assets	Total Liabilities	Total Capital
NL Master	$22,919,671	$1,217,801	$21,701,870
Aquantum Master	37,857,547	2,327,205	35,530,342

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$(29,211)	$(2,070,945)	$(2,100,156)
Aquantum Master	(144,298)	(2,484,374)	(2,628,672)

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

	For the six months ended June 30, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$(16,783)	$(1,318,163)	$(1,334,946)

Aquantum Master	(280,527)	460,323	179,796

	For the three months ended June 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$47,535	$(1,353,287)	$(1,305,752)

Aquantum Master (a)	(55,069)	(1,108,871)	(1,163,940)

	For the six months ended June 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Harbour Square Master (b)	$(14,678)	$160,848	$146,170

NL Master (c)	47,535	(1,353,287)	(1,305,752)

Aquantum Master (a)	(55,069)	(1,108,871)	(1,163,940)

(a)	From June 1, 2019, commencement of operations for Aquantum Master, through June 30, 2019.
(b)	From January 1, 2019 through March 31, 2019, the date Harbour Square Master terminated operations.
(c)	From April 1, 2019, commencement of operations for NL Master, through June 30, 2019.

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	June 30, 2020		For the three months ended June 30, 2020
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
NL Master	4.31%	$3,601,678	$(380,570)	$3,352	$2,948	$(386,870)	Commodity Portfolio	Monthly
Aquantum Master	10.26%	8,580,985	(1,181,870)	63,961	8,258	(1,254,089)	Commodity Portfolio	Monthly

Total		$12,182,663	$(1,562,440)	$67,313	$11,206	$(1,640,959)

	June 30, 2020		For the six months ended June 30, 2020
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
NL Master	4.31%	$3,601,678	$(235,047)	$8,660	$6,105	$(249,812)	Commodity Portfolio	Monthly
Aquantum Master	10.26%	8,580,985	279,716	163,720	16,470	99,526	Commodity Portfolio	Monthly

Total		$12,182,663	$44,669	$172,380	$22,575	$(150,286)

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2019		For the three months ended June 30, 2019
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
NL Master	4.82%	$4,427,510	$(323,787)	$9,986	$5,570	$(339,343)	Commodity Portfolio	Monthly
Aquantum Master (a)	16.68%	15,333,418	(576,805)	60,184	8,838	(645,827)	Commodity Portfolio	Monthly

Total		$19,760,928	$(900,592)	$70,170	$14,408	$(985,170)

	December 31, 2019		For the six months ended June 30, 2019
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Harbour Square Master (b)	-%	$-	$141,964	$7,656	$29,566	$104,742	Commodity Portfolio	Monthly
NL Master (c)	4.82%	4,427,510	(323,787)	9,986	5,570	(339,343)	Commodity Portfolio	Monthly
Aquantum Master (a)	16.68%	15,333,418	(576,805)	60,184	8,838	(645,827)	Commodity Portfolio	Monthly

Total		$19,760,928	$(758,628)	$77,826	$43,974	$(880,428)

(a)	From June 1, 2019, the date the Partnership invested into Aquantum Master, through June 30, 2019.
(b)	From January 1, 2019 through March 31, 2019, the date the Partnership fully redeemed its investment in Harbour Square Master.
(c)	From April 1, 2019, the date the Partnership invested into NL Master, through June 30, 2019.

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

In the ordinary course of business, the Partnership/Funds enter into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s/Funds’ maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership/Funds. The General Partner/Trading Manager considers the risk of any future obligation relating to these indemnifications to be remote.

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

Effective July 1, 2020, the ongoing selling agent fee paid by the Partnership to Morgan Stanley Wealth Management was reduced for Class A Redeemable Unit holders from an annual rate of 2.00% of the adjusted net assets of Class A Redeemable Units to an annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2020.

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

Other than the risks inherent in commodity futures, forwards, options and swaps trading, and U.S. Treasury bills and money market mutual fund securities, the General Partner/Trading Manager knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s/Funds’ liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains and losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2020, Partnership capital decreased 9.0% from $91,893,284 to $83,591,795. This decrease was attributable to redemptions of 7,527.7010 Class A limited partner Redeemable Units totaling $10,315,152 which was partially offset by subscriptions of 177.9210 Class A limited partner Redeemable Units totaling $247,933, subscriptions of 66.3370 Class Z limited partner Redeemable Units totaling $73,260 and net income of $1,692,470. Future redemptions can impact the amount of funds available for direct investments and investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2020, the net asset value per Redeemable Unit for Class A decreased 0.5% from $1,375.90 to $1,368.50 as compared to a decrease of 1.0% in the second quarter of 2019. During the Partnership’s second quarter of 2020, the net asset value per Redeemable Unit for Class D decreased 0.2% from $1,086.21 to $1,083.82 as compared to a decrease of 0.7% in the second quarter of 2019. During the Partnership’s second quarter of 2020, the net asset value per Redeemable Unit for Class Z decreased 0.0% from $1,099.86 to $1,099.53 as compared to a decrease of 0.5% in the second quarter of 2019. The Partnership experienced a net trading gain before fees and expenses during the second quarter of 2020 of $920,897. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains and metals and were partially offset by losses in currencies, livestock and softs. The Partnership experienced a net trading loss before fees and expenses during the second quarter of 2019 of $34,710. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, livestock and metals and were partially offset by gains in grains and softs.

During the second quarter, the most notable losses were recorded in the livestock markets during June from long positions in lean hog futures as a supply overhang weighed on prices. Additional losses were incurred from short lean hog futures during the second half of April. Within the soft commodity markets losses were experienced during June from long cocoa futures positions as prices decreased with ample global supplies. Additional losses in this sector were experienced from long positions in coffee futures as prices decreased amid a larger-than-expected crop yield in Brazil, the world largest coffee producer. The Partnership’s overall trading losses for the quarter were offset by trading gains within the energy sector during April from long positions in natural gas futures as prices surged higher amid dwindling supplies due to diminishing shale production. Gains within the grains markets were experienced during June from long corn futures positions as prices rallied due to a decrease in U.S. acreage estimates. Finally, in the metals complex gains were achieved during April from long positions in precious metals futures as investors sought safe-haven investments during the spread of the COVID-19 coronavirus, pushing prices higher.

During the Partnership’s six months ended June 30, 2020, the net asset value per Redeemable Unit for Class A increased 1.8% from $1,344.11 to $1,368.50 as compared to an increase of 2.0% during the six months ended June 30, 2019. During the Partnership’s six months ended June 30, 2020, the net asset value per Redeemable Unit for Class D increased 2.5% from $1,057.77 to $1,083.82 as compared to an increase of 2.6% during the six months ended June 30, 2019. During the Partnership’s six months ended June 30, 2020, the net asset value per Redeemable Unit for Class Z increased 2.9% from $1,069.04 to $1,099.53 as compared to an increase of 3.0% during the six months ended June 30, 2019. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2020 of $5,152,462. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy and grains and were partially offset by losses in currencies, livestock, metals and softs. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2019 of $4,598,839. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, livestock, metals and softs.

During the first six months of the year, the most notable gains were recorded during March from short positions in crude oil and its refined products as energy prices plummeted as demand collapsed, while simultaneously Saudi Arabia increased production amid a price war with Russia. Further gains were recorded during March and April from long positions in natural gas futures as prices surged higher amid dwindling supplies. Within the grains markets, gains were experienced during January and February from short grains futures positions as prices declined with a broad sell-off in the markets. Further gains were achieved in the grains during June from long corn futures positions as prices rallied due to a decrease in U.S. acreage estimates. The Partnership’s overall trading gains for the first six months of the year were partially offset by trading losses within the metals complex during March from long futures positions in silver as prices decreased amid investor needs for liquidity and diminished industrial demand. During June, additional losses were experienced from short positions in base metals as optimism of a Chinese recovery pushed prices higher. Losses within the soft commodities were experienced primarily during March and June from long positions in sugar and cocoa futures as prices weakened due to concerns of decreased global consumption. In the livestock markets, losses were recorded during March, April, and June from both long and short positions in lean hog futures as prices whipsawed on speculation of demand and supply amid the COVID-19 virus outbreak.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and six months ended June 30, 2020 decreased by $562,870 and $910,696, respectively, as compared to the corresponding periods in 2019. The decrease in interest income was primarily due to lower average daily equity and lower interest rates during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2020 decreased by $163,566 and $214,924, respectively, as compared to the corresponding periods in 2019. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2020 decreased by $99,843 and $194,420, respectively, as compared to the corresponding periods in 2019. This decrease was due to lower average net assets attributable to Class A Redeemable Units and Class D Redeemable Units during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Management fees are calculated as a percentage of the Partnership’s net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2020 decreased by $58,362 and $116,561, respectively, as compared to the corresponding periods in 2019. This decrease was due to lower average net assets per Class during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2020 decreased by $37,476 and $73,453, respectively, as compared to the corresponding periods in 2019. This decrease was due to lower average net assets per Class during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three and six months ended June 30, 2020 resulted in incentive fees of $72,885 and $1,026,416, respectively. Trading performance for the three months ended June 30, 2019 resulted in a reversal of incentive fees of $84,547. Trading performance for the six months ended June 30, 2019 resulted in incentive fees of $287,313. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

As of June 30, 2020 and March 31, 2020, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2020	June 30, 2020 (percentage of Partners’ Capital)	March 31, 2020	March 31, 2020 (percentage of Partners’ Capital)
Millburn	$26,615,719	32%	$27,629,011	31%
Ospraie	23,135,755	28%	18,077,673	21%
Aquantum	8,680,934	10%	16,126,459	18%
Pan	21,557,826	26%	21,937,674	25%
Northlander	3,601,561	4%	4,029,604	5%

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2020. As of June 30, 2020, the Partnership’s total capitalization was $83,591,795.

June 30, 2020
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$163,350	0.20%
Energy	5,428,044	6.49
Grains	313,785	0.38
Livestock	548,542	0.66
Metals	1,459,652	1.75
Softs	1,742,266	2.08

Total	$9,655,639	11.56%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds as of June 30, 2020 and December 31, 2019, and the highest, lowest and average values during the three months ended June 30, 2020 and the twelve months ended December 31, 2019. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2020 and December 31, 2019, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2020
			Three Months Ended June 30, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$163,350	0.20%	$163,350	$115,830	$131,609
Energy	5,209,868	6.23	7,529,589	4,003,513	5,135,535
Grains	295,508	0.35	713,640	295,508	504,123
Livestock	348,034	0.42	2,310,147	243,870	954,609
Metals	1,459,652	1.75	3,362,773	1,060,418	2,322,011
Softs	1,742,266	2.08	1,872,667	887,239	1,385,436

Total	$9,218,678	11.03%

*     Average of daily Values at Risk.

December 31, 2019
			Twelve Months Ended December 31, 2019
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Energy	$3,787,513	4.12%	$6,862,028	$1,785,115	$3,660,802
Grains	491,840	0.54	1,155,704	110,693	653,440
Livestock	82,060	0.09	2,177,333	47,850	680,893
Metals	841,069	0.92	4,134,491	357,863	1,604,503
Softs	335,111	0.36	2,302,157	190,851	1,135,043

Total	$5,537,593	6.03%

*     Annual average of daily Values at Risk.

As of June 30, 2020, NL Master’s total capitalization was $19,591,234, and the Partnership owned approximately 18.4% of NL Master. As of June 30, 2020, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:

June 30, 2020
			Three Months Ended June 30, 2020
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Energy	$387,585	1.98%	$633,433	$176,876	$356,350

Total	$387,585	1.98%

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

As of June 30, 2020, Aquantum Master’s total capitalization was $17,519,136, and the Partnership owned approximately 49.0% of Aquantum Master. As of June 30, 2020, Aquantum Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aquantum for trading) was as follows:

June 30, 2020
			Three Months Ended June 30, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$299,714	1.71%	$4,595,642	$218,679	$1,304,216
Grains	37,301	0.21	338,922	-	158,037
Livestock	409,200	2.34	528,165	27,060	326,812

Total	$746,215	4.26%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2019, 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2019 Audited Financial Statement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On May 21, 2020, the Appellate Division, First Department (“First Department”) modified the Supreme Court of NY’s order to deny MS&Co.’s motion for summary judgment. On June 19, 2020, MS&Co. moved for leave to appeal the First Department’s decision to the New York Court of Appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of NY, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied MS&Co.’s motion to dismiss. On December 15, 2019, MS&Co. and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On June 16, 2020, the court granted final approval of the settlement.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2020, there were subscriptions of 159.2470 Class A Redeemable Units totaling $222,933 and 44.5280 Class Z Redeemable Units totaling $50,000. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

				(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar
	Class A (a) Total		Redeemable Units	Value) of Redeemable
	Number of	Class A (b) Average	Purchased as Part of	Units that May Yet Be
	Redeemable Units	Price Paid per	Publicly Announced	Purchased Under the
	Purchased *	Redeemable Unit **	Plans or Programs	Plans or Programs
April 1, 2020 - April 30, 2020	760.8430	$ 1,412.66	N/A	N/A
May 1, 2020 - May 31, 2020	1,375.3790	$ 1,399.92	N/A	N/A
June 1, 2020 - June 30, 2020	795.1790	$ 1,368.50	N/A	N/A
	2,931.4010	$ 1,394.70

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 5. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership investments subsequent to June 30, 2020. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 11, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	August 11, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.