Form 10-Q
period 2020-09-30
Ceres Tactical Commodity L.P.
filed 2020-11-12
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes        No X

As of October 31, 2020, 55,912.8437 Limited Partnership Class A Redeemable Units were outstanding, 600.0580 Limited Partnership Class D Redeemable Units were outstanding and 183.5150 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Commodity L.P.

Statements of Financial Condition

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Investment in the Funds(1), at fair value	$12,494,449	$19,760,928
Redemptions receivable from the Funds	36,278	2,050,873

Equity in trading account:
Unrestricted cash	67,240,561	66,262,634
Restricted cash	7,822,549	5,558,690
Net unrealized appreciation on open futures contracts	2,546,027	3,104,619
Net unrealized appreciation on open forward contracts	-	255,669
Options purchased, at fair value (premiums paid $2,640,517 and $804,127 at September 30, 2020 and December 31, 2019, respectively)	2,920,247	308,284

Total equity in trading account	80,529,384	75,489,896

Interest receivable	4,939	91,128

Total assets	$93,065,050	$97,392,825

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$98,429	$-
Options written, at fair value (premiums received $3,520,742 and $690,626 at September 30, 2020 and December 31, 2019, respectively)	3,873,300	169,935
Accrued expenses:
Ongoing selling agent fees	72,841	159,170
Management fees	114,420	121,136
General Partner fees	55,517	60,522
Incentive fees	1,848,894	814,167
Professional fees	192,822	227,842
Redemptions payable to Limited Partners	1,532,731	3,946,769

Total liabilities	7,788,954	5,499,541

Partners’ Capital:
General Partner, Class Z, 1,118.7550 Redeemable Units outstanding at September 30, 2020 and December 31, 2019	1,334,942	1,195,989
Limited Partners, Class A, 56,101.6647 and 67,005.2267 Redeemable Units outstanding at September 30, 2020 and December 31, 2019, respectively	83,105,252	90,062,572
Limited Partners, Class D, 600.0580 Redeemable Units outstanding at September 30, 2020 and December 31, 2019	704,425	634,723
Limited Partners, Class Z, 110.1850 and 0.0000 Redeemable Units outstanding at September 30, 2020 and December 31, 2019, respectively	131,477	-

Total partners’ capital (net asset value)	85,276,096	91,893,284

Total liabilities and partners’ capital	$93,065,050	$97,392,825

Net asset value per Redeemable Unit:
Class A	$1,481.33	$1,344.11

Class D	$1,173.93	$1,057.77

Class Z	$1,193.24	$1,069.04

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Condensed Schedule of Investments

September 30, 2020

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	4	$(207)	(0.00)*%
Energy
NAT GAS LAST DAY Nov 20 - Dec 22	1,762	6,305,040	7.39
Henry LD1 Fix FUT Dec 20 - Mar 22	5,626	5,038,330	5.91
Other	7,526	199,900	0.23
Grains	719	597,549	0.70
Indices	388	53,653	0.06
Livestock	87	141,100	0.17
Metals	89	34,474	0.04
Softs	153	23,916	0.03

Total futures contracts purchased		12,393,755	14.53

Futures Contracts Sold
Energy
NAT GAS LAST DAY Jan 21 - Oct 22	1,478	(5,604,430)	(6.57)
Other	7,073	(3,799,843)	(4.45)
Grains	640	(451,226)	(0.53)
Indices	419	(10,647)	(0.01)
Livestock	120	(15,372)	(0.02)
Metals	4	213	0.00 *
Softs	73	33,577	0.04

Total futures contracts sold		(9,847,728)	(11.54)

Net unrealized appreciation on open futures contracts		$2,546,027	2.99%

Unrealized Appreciation on Open Forward Contracts
Metals	579	$1,256,367	1.47%

Total unrealized appreciation on open forward contracts		1,256,367	1.47

Unrealized Depreciation on Open Forward Contracts
Metals	732	(1,354,796)	(1.59)

Total unrealized depreciation on open forward contracts		(1,354,796)	(1.59)

Net unrealized depreciation on open forward contracts		$(98,429)	(0.12)%

Options Purchased
Calls
Energy	1,307	$1,930,114	2.26%
Grains	18	68,175	0.08
Metals	205	358,300	0.42
Puts
Energy	875	298,760	0.35
Metals	195	264,898	0.31

Total options purchased (premiums paid $2,640,517)		$2,920,247	3.42%

Options Written
Calls
Energy	1,495	$(1,919,556)	(2.25)%
Metals	202	(558,146)	(0.65)
Softs	20	(17,696)	(0.02)
Puts
Energy	873	(1,080,208)	(1.27)
Metals	185	(205,353)	(0.24)
Softs	66	(92,341)	(0.11)

Total options written (premiums received $3,520,742)		$(3,873,300)	(4.54)%

Investment in the Funds		Fair Value	% of Partners’ Capital
CMF NL Master Fund LLC		$3,471,195	4.07%
CMF Aquantum Master Fund LLC		9,023,254	10.58

Total investment in the Funds		$12,494,449	14.65%

*	Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Condensed Schedule of Investments

December 31, 2019

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	12,781	$(7,621,903)	(8.29)%
Grains	453	274,002	0.30
Indices	440	(354,176)	(0.39)
Livestock	56	10,540	0.01
Metals	165	285,840	0.31
Softs	343	253,714	0.28

Total futures contracts purchased		(7,151,983)	(7.78)

Futures Contracts Sold
Energy
NAT GAS LAST DAY Mar 20 - Mar 22	2,556	5,386,190	5.86
Other	10,416	4,966,843	5.41
Grains	590	(256,702)	(0.28)
Indices	380	322,626	0.35
Livestock	54	10,710	0.01
Metals	66	4,075	0.00 *
Softs	323	(177,140)	(0.19)

Total futures contracts sold		10,256,602	11.16

Net unrealized appreciation on open futures contracts		$3,104,619	3.38%

Unrealized Appreciation on Open Forward Contracts
Metals	658	$3,736,333	4.07%

Total unrealized appreciation on open forward contracts		3,736,333	4.07

Unrealized Depreciation on Open Forward Contracts
Metals	616	(3,480,664)	(3.79)
Total unrealized depreciation on open forward contracts		(3,480,664)	(3.79)

Net unrealized appreciation on open forward contracts		$255,669	0.28%

Options Purchased
Calls
Energy	950	$186,010	0.21%
Metals	131	3,869	0.00 *
Puts
Energy	58	41,395	0.05
Metals	68	77,010	0.08

Total options purchased (premiums paid $804,127)		$308,284	0.34%

Options Written
Calls
Energy	1,094	$(52,690)	(0.06)%
Metals	120	(3,869)	(0.00)*
Puts
Energy	57	(36,366)	(0.04)
Metals	68	(77,010)	(0.08)

Total options written (premiums received $690,626)		$(169,935)	(0.18)%

Investment in the Funds		Fair Value	% of Partners’ Capital
CMF NL Master Fund LLC		$4,427,510	4.82%
CMF Aquantum Master Fund LLC		15,333,418	16.68

Total investment in the Funds		$19,760,928	21.50%

*	Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income:
Interest income	$16,175	$351,017	$222,256	$1,431,960
Interest income allocated from the Fund(s)	2,651	129,557	59,589	222,329

Total investment income	18,826	480,574	281,845	1,654,289

Expenses:
Expenses allocated from the Fund(s)	42,466	128,345	237,421	250,145
Clearing fees related to direct investments	216,436	256,332	654,389	909,209
Ongoing selling agent fees	218,965	498,207	1,106,365	1,580,027
Management fees	343,655	376,803	1,035,499	1,185,208
General Partner fees	166,804	189,257	504,556	600,462
Incentive fees	1,251,629	31,949	2,278,045	319,262
Professional fees	101,148	101,497	247,839	328,643

Total expenses	2,341,103	1,582,390	6,064,114	5,172,956

Net investment loss	(2,322,277)	(1,101,816)	(5,782,269)	(3,518,667)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Fund(s):
Net realized gains (losses) on closed contracts	4,810,682	3,384,845	14,958,682	10,808,601
Net realized gains (losses) on closed contracts allocated from the Fund(s)	(22,288)	(2,816,167)	(171,577)	(2,287,210)
Net change in unrealized gains (losses) on open contracts	3,964,519	(1,659,790)	(1,018,750)	(3,633,307)
Net change in unrealized gains (losses) on open contracts allocated from the Fund(s)	391,963	(64,733)	528,983	(1,445,090)

Total trading results	9,144,876	(1,155,845)	14,297,338	3,442,994

Net income (loss)	$6,822,599	$(2,257,661)	$8,515,069	$(75,673)

Net income (loss) per Redeemable Unit: *
Class A	$112.83	$(29.12)	$137.22	$(3.67)

Class D	$90.11	$(19.57)	$116.16	$6.72

Class Z	$93.71	$(17.78)	$124.20	$12.52

Weighted average Redeemable Units outstanding:
Class A	58,548.0084	75,803.5184	61,886.5275	79,022.6708

Class D	600.0580	600.0580	600.0580	600.0580

Class Z	1,214.8660	1,217.9570	1,167.8557	1,339.2599

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Changes in Partners’ Capital

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$56,857,034	43,713.9067	$606,507	600.0580	$755,325	745.0230	$58,218,866	45,058.9877
Subscriptions - General Partner	-	-	-	-	680,750	671.4640	680,750	671.4640
Subscriptions - Limited Partners	52,019,698	39,975.1700	-	-	100,000	99.2020	52,119,698	40,074.3720
Redemptions - General Partner	-	-	-	-	(315,025)	(297.7320)	(315,025)	(297.7320)
Redemptions - Limited Partners	(13,448,867)	(10,196.6440)	-	-	-	-	(13,448,867)	(10,196.6440)
Net income (loss)	(108,709)	-	4,031	-	29,005	-	(75,673)	-

Partners’ Capital, September 30, 2019	$95,319,156	73,492.4327	$610,538	600.0580	$1,250,055	1,217.9570	$97,179,749	75,310.4477

Partners’ Capital, June 30, 2019	$101,227,212	76,333.6607	$622,287	600.0580	$1,271,711	1,217.9570	$103,121,210	78,151.6757
Redemptions - Limited Partners	(3,683,800)	(2,841.2280)	-	-	-	-	(3,683,800)	(2,841.2280)
Net income (loss)	(2,224,256)	-	(11,749)	-	(21,656)	-	(2,257,661)	-

Partners’ Capital, September 30, 2019	$95,319,156	73,492.4327	$610,538	600.0580	$1,250,055	1,217.9570	$97,179,749	75,310.4477

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2019	$90,062,572	67,005.2267	$634,723	600.0580	$1,195,989	1,118.7550	$91,893,284	68,724.0397
Subscriptions - Limited Partners	497,754	356.9400	-	-	123,260	110.1850	621,014	467.1250
Redemptions - Limited Partners	(15,753,271)	(11,260.5020)	-	-	-	-	(15,753,271)	(11,260.5020)
Net income (loss)	8,298,197	-	69,702	-	147,170	-	8,515,069	-

Partners’ Capital, September 30, 2020	$83,105,252	56,101.6647	$704,425	600.0580	$1,466,419	1,228.9400	$85,276,096	57,930.6627

Partners’ Capital, June 30, 2020	$81,638,393	59,655.4467	$650,353	600.0580	$1,303,049	1,185.0920	$83,591,795	61,440.5967
Subscriptions - Limited Partners	249,821	179.0190	-	-	50,000	43.8480	299,821	222.8670
Redemptions - Limited Partners	(5,438,119)	(3,732.8010)	-	-	-	-	(5,438,119)	(3,732.8010)
Net income (loss)	6,655,157	-	54,072	-	113,370	-	6,822,599	-

Partners’ Capital, September 30, 2020	$83,105,252	56,101.6647	$704,425	600.0580	$1,466,419	1,228.9400	$85,276,096	57,930.6627

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

As of September 30, 2020, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Aquantum GmbH (“Aquantum”), Pan Capital Management L.P. (“Pan”), and Northlander Commodity Advisors LLP (“Northlander”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. On March 31, 2019, the Partnership fully redeemed its investment in CMF Harbour Square Master Fund LLC (“Harbour Square Master”). Also effective March 31, 2019, Harbour Square Capital Management LLC (“Harbour Square”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. References herein to the “Advisors” may also include, as relevant, Harbour Square. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co. and are not responsible for the organization or operation of the Partnership.

As of June 13, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to October 31, 2016 were deemed “Class A Redeemable Units.” Class Z Redeemable Units were first issued on January 1, 2017. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units were not changed. Class D Redeemable Units were first issued on July 1, 2018. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units and Class Z Redeemable Units were not changed. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that effective July 1, 2020 Class A Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of 1.00% (a 1.00% annual rate) of the net assets of Class A as of the end of each month, which differs from the Class D Redeemable Units monthly ongoing selling agent fee of 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class D as of the end of each month. Prior to July 1, 2020, Class A Redeemable Units were subject to a monthly ongoing selling agent fee equal to 1/12 of 2.00% (a 2.00% annual rate) of the net assets of Class A as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

During the reporting periods ended September 30, 2020 and 2019, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

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

The Partnership has also entered into a selling agreement (as amended, the “Selling Agreement”) with Morgan Stanley Wealth Management. Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) effective July 1, 2020, 1.0% per year of month-end Net Assets of Class A Redeemable Units and (ii) 0.75% per year of month-end Net Assets of Class D Redeemable Units. Prior to July 1, 2020, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.0% per year of month-end Net Assets of Class A Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A and Class D Redeemable Units in the Partnership. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2020 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2020 and 2019. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2020 and 2019, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2020 and December 31, 2019, the amount of cash held for margin requirements was $7,822,549 and $5,558,690, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $29,394 (cost of $27,782) and $447,427 (cost of $437,431) as of September 30, 2020 and December 31, 2019, respectively.

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

Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2020 and 2019 were as follows. There were no Class Z limited partner Redeemable Units held prior to February 1, 2019 or from the close of business on December 31, 2019 to January 31, 2020.

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019						Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Class A	Class D	Class Z	Class A		Class D		Class Z		Class A	Class D	Class Z **	Class A		Class D	Class Z ***
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$151.61	$119.97	$120.56	$(14.75)		$(11.51)		$(11.60)		$228.90	$180.99	$182.77	$40.34		$31.24	$34.75
Net investment loss	(38.78)	(29.86)	(26.85)	(14.37)		(8.06)		(6.18)		(91.68)	(64.83)	(56.07)	(44.01)		(24.52)	(16.44)

Increase (decrease) for the period	112.83	90.11	93.71	(29.12)		(19.57)		(17.78)		137.22	116.16	126.70	(3.67)		6.72	18.31
Net asset value per Redeemable Unit, beginning of period	1,368.50	1,083.82	1,099.53	1,326.11		1,037.04		1,044.13		1,344.11	1,057.77	1,066.54	1,300.66		1,010.75	1,008.04

Net asset value per Redeemable Unit, end of period	$1,481.33	$1,173.93	$1,193.24	$1,296.99		$1,017.47		$1,026.35		$1,481.33	$1,173.93	$1,193.24	$1,296.99		$1,017.47	$1,026.35

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019						Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Class A	Class D	Class Z	Class A		Class D		Class Z		Class A	Class D	Class Z **	Class A		Class D	Class Z ***
Ratios to Average Limited Partners’ Capital: ****
Net investment loss *****	(6.5)%	(6.1)%	(5.7)%	(4.3)%		(3.0)%		(2.2)%		(8.0)%	(7.0)%	(6.6)%	(4.4)%		(3.1)%	(2.3)%

Operating expenses	5.1%	4.8%	4.4%	6.2%		4.9%		4.1%		5.8%	4.8%	4.3%	6.2%		4.9%	4.1%
Incentive fees	1.5%	1.4%	1.4%	0.0	% ******	0.0	% ******	0.0	% ******	2.6%	2.6%	2.5%	0.3%		0.3%	0.2%

Total expenses	6.6%	6.2%	5.8%	6.2%		4.9%		4.1%		8.4%	7.4%	6.8%	6.5%		5.2%	4.3%

Total return:
Total return before incentive fees	9.8%	9.8%	9.9%	(2.2)%		(1.9)%		(1.7)%		12.9%	13.7%	14.4%	0.0	% ******	1.0%	2.0%
Incentive fees	(1.6)%	(1.5)%	(1.4)%	(0.0)	% ******	(0.0)	% ******	(0.0)	% ******	(2.7)%	(2.7)%	(2.5)%	(0.3)%		(0.3)%	(0.2)%

Total return after incentive fees	8.2%	8.3%	8.5%	(2.2)%		(1.9)%		(1.7)%		10.2%	11.0%	11.9%	(0.3)%		0.7%	1.8%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	For the period from February 1, 2020 to September 30, 2020.

***	For the period from February 1, 2019 to September 30, 2019.

****	Annualized (except for incentive fees).

*****	Interest income less total expenses.

******	Due to rounding.

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

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2020 and 2019 were 25,605 and 25,942, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2020 and 2019 were 27,917 and 25,882, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2020 and 2019 were 1,415 and 1,484, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2020 and 2019 were 1,403 and 1,446, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended September 30, 2020 and 2019 were 3,010 and 2,671, respectively. The monthly average number of option contracts traded directly by the Partnership during the nine months ended September 30, 2020 and 2019 were 1,968 and 2,189, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds for indirect trading and allocated to the Funds’ members, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2020 and December 31, 2019, respectively.

September 30, 2020	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$15,890,040	$(13,344,013)	$2,546,027	$-	$-	$2,546,027
Forwards	1,256,367	(1,256,367)	-	-	-	-

Total assets	$17,146,407	$(14,600,380)	$2,546,027	$-	$-	$2,546,027

Liabilities
Futures	$(13,344,013)	$13,344,013	$-	$-	$-	$-
Forwards	(1,354,796)	1,256,367	(98,429)	-	98,429	-

Total liabilities	$(14,698,809)	$14,600,380	$(98,429)	$-	$98,429	$-

Net fair value						$2,546,027	*

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Amounts	Gross Amounts Not Offset in the

		Offset in the	Presented in the	Statements of Financial Condition

	Gross	Statements of	Statements of		Cash Collateral

	Amounts	Financial	Financial	Financial	Received/

December 31, 2019	Recognized	Condition	Condition	Instruments	Pledged *	Net Amount

Assets

Futures	$12,487,330	$(9,382,711)	$3,104,619	$-	$-	$3,104,619

Forwards	3,736,333	(3,480,664)	255,669	-	-	255,669

Total assets	$16,223,663	$(12,863,375)	$3,360,288	$-	$-	$3,360,288

Liabilities

Futures	$(9,382,711)	$9,382,711	$-	$-	$-	$-

Forwards	(3,480,664)	3,480,664	-	-	-	-

Total liabilities	$(12,863,375)	$12,863,375	$-	$-	$-	$-

Net fair value						$3,360,288	*

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2020 and December 31, 2019, respectively.

	September 30,
	2020
Assets
Futures Contracts
Currencies	$499
Energy	14,336,659
Grains	673,698
Indices	558,058
Livestock	154,380
Metals	77,619
Softs	89,127

Total unrealized appreciation on open futures contracts	15,890,040

Liabilities
Futures Contracts
Currencies	(706)
Energy	(12,197,662)
Grains	(527,375)
Indices	(515,052)
Livestock	(28,652)
Metals	(42,932)
Softs	(31,634)

Total unrealized depreciation on open futures contracts	(13,344,013)

Net unrealized appreciation on open futures contracts	$2,546,027	*

Assets
Forward Contracts
Metals	$1,256,367

Total unrealized appreciation on open forward contracts	1,256,367

Liabilities
Forward Contracts
Metals	(1,354,796)

Total unrealized depreciation on open forward contracts	(1,354,796)

Net unrealized depreciation on open forward contracts	$(98,429)	**

Assets
Options Purchased
Energy	$2,228,874
Grains	68,175
Metals	623,198

Total options purchased	$2,920,247	***

Liabilities
Options Written
Energy	$(2,999,764)
Metals	(763,499)
Softs	(110,037)

Total options written	$(3,873,300)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2020		2019		2020		2019
Currencies	$242,234		$(9,325)		$19,300		$75,086
Energy	7,118,594		1,215,424		13,222,232		3,497,750
Grains	(162,552)		402,136		137,215		669,220
Indices	(6,420)		60,405		317,820		60,405
Livestock	223,308		362,248		(253,816)		1,755,893
Metals	(96,525)		(1,076,811)		(814,125)		(241,259)
Softs	1,456,562		770,978		1,311,306		1,358,199

Total	$8,775,201	*****	$1,725,055	*****	$13,939,932	*****	$7,175,294	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2020 and December 31, 2019 and for the periods ended September 30, 2020 and 2019, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$15,890,040	$15,890,040	$-	$-
Forwards	1,256,367	-	1,256,367	-
Options purchased	2,920,247	2,920,247	-	-

Total assets	$20,066,654	$18,810,287	$1,256,367	$-

Liabilities
Futures	$13,344,013	$13,344,013	$-	$-
Forwards	1,354,796	-	1,354,796	-
Options written	3,873,300	3,873,300	-	-

Total liabilities	$18,572,109	$17,217,313	$1,354,796	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$12,487,330	$12,487,330	$-	$-
Forwards	3,736,333	-	3,736,333	-
Options purchased	308,284	308,284	-	-

Total assets	$16,531,947	$12,795,614	$3,736,333	$-

Liabilities
Futures	$9,382,711	$9,382,711	$-	$-
Forwards	3,480,664	-	3,480,664	-
Options written	169,935	169,935	-	-

Total liabilities	$13,033,310	$9,552,646	$3,480,664	$-

6.	Investment in the Funds:

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

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2020.

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

At September 30, 2020, the Partnership owned approximately 18.4% of NL Master and 49.3% of Aquantum Master. At December 31, 2019, the Partnership owned approximately 20.4% of NL Master and 43.1% of Aquantum Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	September 30, 2020
	Total Assets	Total Liabilities	Total Capital
NL Master	$19,157,017	$265,341	$18,891,676
Aquantum Master	18,400,197	80,292	18,319,905

	December 31, 2019
	Total Assets	Total Liabilities	Total Capital
NL Master	$22,919,671	$1,217,801	$21,701,870
Aquantum Master	37,857,547	2,327,205	35,530,342

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2020
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
NL Master	$(22,163)	$(521,660)	$(543,823)
Aquantum Master	(72,581)	945,402	872,821

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

	For the nine months ended September 30, 2020
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
NL Master	$(38,946)	$(1,839,823)	$(1,878,769)
Aquantum Master	(353,108)	1,405,725	1,052,617

	For the three months ended September 30, 2019
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
NL Master	$68,377	$(2,613,327)	$(2,544,950)
Aquantum Master	(29,826)	(4,900,506)	(4,930,332)

	For the nine months ended September 30, 2019
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
Harbour Square Master (a)	$(14,678)	$160,848	$146,170
NL Master (b)	115,912	(3,966,614)	(3,850,702)
Aquantum Master (c)	(84,895)	(6,009,377)	(6,094,272)

(a)	From January 1, 2019 through March 31, 2019, the date Harbour Square Master terminated operations.
(b)	From April 1, 2019, commencement of operations for NL Master, through September 30, 2019.
(c)	From June 1, 2019, commencement of operations for Aquantum Master, through September 30, 2019.

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	September 30, 2020		For the three months ended September 30, 2020
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
NL Master	4.07%	$3,471,195	$(95,133)	$1,880	$2,941	$(99,954)	Commodity Portfolio	Monthly
Aquantum Master	10.58%	9,023,254	467,459	29,274	8,371	429,814	Commodity Portfolio	Monthly

Total		$12,494,449	$372,326	$31,154	$11,312	$329,860

	September 30, 2020		For the nine months ended September 30, 2020
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
NL Master	4.07%	$3,471,195	$(330,180)	$10,540	$9,046	$(349,766)	Commodity Portfolio	Monthly
Aquantum Master	10.58%	9,023,254	747,175	192,994	24,841	529,340	Commodity Portfolio	Monthly

Total		$12,494,449	$416,995	$203,534	$33,887	$179,574

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2019		For the three months ended September 30, 2019
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
NL Master	4.82%	$4,427,510	$(538,825)	$3,493	$6,196	$(548,514)	Commodity Portfolio	Monthly
Aquantum Master	16.68%	15,333,418	(2,212,518)	103,121	15,535	(2,331,174)	Commodity Portfolio	Monthly

Total		$19,760,928	$(2,751,343)	$106,614	$21,731	$(2,879,688)

	December 31, 2019		For the nine months ended September 30, 2019
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Harbour Square Master (a)	-%	$-	$141,964	$7,656	$29,566	$104,742	Commodity Portfolio	Monthly
NL Master (b)	4.82%	4,427,510	(862,612)	13,479	11,766	(887,857)	Commodity Portfolio	Monthly
Aquantum Master (c)	16.68%	15,333,418	(2,789,323)	163,305	24,373	(2,977,001)	Commodity Portfolio	Monthly

Total		$19,760,928	$(3,509,971)	$184,440	$65,705	$(3,760,116)

(a)	From January 1, 2019 through March 31, 2019, the date the Partnership fully redeemed its investment in Harbour Square Master.
(b)	From April 1, 2019, the date the Partnership invested into NL Master, through September 30, 2019.
(c)	From June 1, 2019, the date the Partnership invested into Aquantum Master, through September 30, 2019.

7.	Financial Instrument Risks:

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

On November 1, 2020, the Partnership allocated a portion of its assets to Geosol Capital, LLC (“Geosol”), which is invested in CMF GSL Master Fund LLC and is traded by Geosol pursuant to Geosol’s U.S. Power and Natural Gas Program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2020.

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

For the nine months ended September 30, 2020, Partnership capital decreased 7.2% from $91,893,284 to $85,276,096. This decrease was attributable to redemptions of 11,260.5020 Class A limited partner Redeemable Units totaling $15,753,271 which was partially offset by subscriptions of 356.9400 Class A limited partner Redeemable Units totaling $497,754, subscriptions of 110.1850 Class Z limited partner Redeemable Units totaling $123,260 and net income of $8,515,069. Future redemptions can impact the amount of funds available for direct investments and investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2020, the net asset value per Redeemable Unit for Class A increased 8.2% from $1,368.50 to $1,481.33 as compared to a decrease of 2.2% in the third quarter of 2019. During the Partnership’s third quarter of 2020, the net asset value per Redeemable Unit for Class D increased 8.3% from $1,083.82 to $1,173.93 as compared to a decrease of 1.9% in the third quarter of 2019. During the Partnership’s third quarter of 2020, the net asset value per Redeemable Unit for Class Z increased 8.5% from $1,099.53 to $1,193.24 as compared to a decrease of 1.7% in the third quarter of 2019. The Partnership experienced a net trading gain before fees and expenses during the third quarter of 2020 of $9,144,876. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, livestock and softs and were partially offset by losses in grains and metals. The Partnership experienced a net trading loss before fees and expenses during the third quarter of 2019 of $1,155,845. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in livestock and metals and were partially offset by gains in energy, grains, indices and softs.

During the third quarter, the most notable gains were recorded in the energy markets primarily during July and August from long positions in natural gas futures and options as hotter weather forecasts, along with increased export demand, sent prices soaring higher. Within the soft commodity markets gains were experienced primarily during July from long positions in coffee futures and options as prices rallied amid reports of rising demand. Gains in the livestock markets were experienced during September from long futures positions in lean hogs after an uptick in Chinese demand for U.S. pork pushed prices higher. The Partnership’s overall trading gains for the quarter were partially offset by trading losses within the grains sector during August and September from short futures positions in the broader complex as prices were boosted by increasing demand, as countries increased stockpiles, and shrinking supplies amid adverse growing conditions in the Black Sea. Finally, in the metals complex losses were experienced during August from short positions in industrial metals as prices rallied amid the weakening U.S. dollar and improving economic growth expectations.

During the Partnership’s nine months ended September 30, 2020, the net asset value per Redeemable Unit for Class A increased 10.2% from $1,344.11 to $1,481.33 as compared to a decrease of 0.3% during the nine months ended September 30, 2019. During the Partnership’s nine months ended September 30, 2020, the net asset value per Redeemable Unit for Class D increased 11.0% from $1,057.77 to $1,173.93 as compared to an increase of 0.7% during the nine months ended September 30, 2019. During the Partnership’s nine months ended September 30, 2020, the net asset value per Redeemable Unit for Class Z increased 11.6% from $1,069.04 to $1,193.24 as compared to an increase of 1.2% during the nine months ended September 30, 2019. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2020 of $14,297,338. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, livestock and softs and were partially offset by losses in grains and metals. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2019 of $3,442,994. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, indices and softs and were partially offset by losses in livestock and metals.

During the first three quarters of the year, the most notable gains were recorded during March from short positions in crude oil and its refined products as energy prices plummeted as demand collapsed, while simultaneously Saudi Arabia increased production amid a price war with Russia. Further gains were recorded during March and April from long positions in natural gas futures and options as prices surged higher amid dwindling supplies. Further gains were again achieved in the energies during July and August from long positions in natural gas futures and options as hotter weather forecasts, along with increased export demand, sent prices soaring higher. Within the soft commodity markets, gains were experienced primarily during July from long positions in coffee futures and options as prices rallied amid reports of rising demand. Gains in the livestock markets were experienced primarily during September from long positions in lean hogs after an uptick in Chinese demand for U.S. pork boosted prices. The Partnership’s overall trading gains for the first nine months of the year were partially offset by trading losses within the metals complex during March from long futures positions in silver as prices decreased amid investor needs for liquidity and diminished industrial demand. During June and August, additional losses were experienced from short positions in base metals as optimism of a Chinese recovery pushed prices higher. In the grains sector, small losses were recorded during March from short positions in grains as prices rose due to speculation for an uptick in demand from COVID-19-related consumer stockpiling. Additional losses were recorded from short wheat futures positions as prices again rose due to stockpiling concerns and shrinking supplies amid adverse growing conditions in the Black Sea.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and nine months ended September 30, 2020 decreased by $461,748 and $1,372,444, respectively, as compared to the corresponding periods in 2019. The decrease in interest income was primarily due to lower average daily equity and lower interest rates during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2020 decreased by $39,896 and $254,820, respectively, as compared to the corresponding periods in 2019. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2020 decreased by $279,242 and $473,662, respectively, as compared to the corresponding periods in 2019. This decrease was due to lower average net assets attributable to Class A Redeemable Units and Class D Redeemable Units during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019, as well as a reduction in the ongoing selling agent fee rate from 1/12 of 2.00% to 1/12 of 1.00% for Class A Redeemable Units effective July 1, 2020.

Management fees are calculated as a percentage of the Partnership’s net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2020 decreased by $33,148 and $149,709, respectively, as compared to the corresponding periods in 2019. This decrease was due to lower average net assets per Class during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2020 decreased by $22,453 and $95,906, respectively, as compared to the corresponding periods in 2019. This decrease was due to lower average net assets per Class during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019.

Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three and nine months ended September 30, 2020 resulted in incentive fees of $1,251,629 and $2,278,045, respectively. Trading performance for the three and nine months ended September 30, 2019 resulted in incentive fees of $31,949 and $319,262, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

As of September 30, 2020 and June 30, 2020, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2020	September 30, 2020 (percentage of Partners’ Capital)	June 30, 2020	June 30, 2020 (percentage of Partners’ Capital)

Millburn	$26,834,779	32%	$26,615,719	32%

Ospraie	21,622,184	25%	23,135,755	28%

Aquantum	9,123,204	11%	8,680,934	10%

Pan	24,224,733	28%	21,557,826	26%

Northlander	3,471,196	4%	3,601,561	4%

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2020. As of September 30, 2020, the Partnership’s total capitalization was $85,276,096.

September 30, 2020
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$13,200	0.02%
Energy	6,093,146	7.14
Grains	556,094	0.65
Livestock	244,170	0.29
Metals	2,132,693	2.50
Softs	596,630	0.70

Total	$9,635,933	11.30%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds as of September 30, 2020 and December 31, 2019, and the highest, lowest and average values during the three months ended September 30, 2020 and the twelve months ended December 31, 2019. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2020 and December 31, 2019, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2020
			Three Months Ended September 30, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$13,200	0.02%	$187,110	$-	$64,970
Energy	5,540,124	6.50	6,253,594	3,671,935	5,127,318
Grains	556,094	0.65	909,093	224,559	534,135
Livestock	183,975	0.22	345,758	34,155	191,736
Metals	2,132,693	2.50	2,439,298	1,430,829	1,902,421
Softs	596,630	0.70	2,102,795	434,328	1,024,315

Total	$9,022,716	10.59%

*	Average of daily Values at Risk.

December 31, 2019
			Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$3,787,513	4.12%	$6,862,028	$1,785,115	$3,660,802
Grains	491,840	0.54	1,155,704	110,693	653,440
Livestock	82,060	0.09	2,177,333	47,850	680,893
Metals	841,069	0.92	4,134,491	357,863	1,604,503
Softs	335,111	0.36	2,302,157	190,851	1,135,043

Total	$5,537,593	6.03%

*	Annual average of daily Values at Risk.

As of September 30, 2020, NL Master’s total capitalization was $18,891,676, and the Partnership owned approximately 18.4% of NL Master. As of September 30, 2020, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:

September 30, 2020
			Three Months Ended September 30, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$421,035	2.23%	$594,596	$282,178	$424,075

Total	$421,035	2.23%

*	Average of daily Values at Risk.

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

As of September 30, 2020, Aquantum Master’s total capitalization was $18,319,905, and the Partnership owned approximately 49.3% of Aquantum Master. As of September 30, 2020, Aquantum Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aquantum for trading) was as follows:

September 30, 2020
			Three Months Ended September 30, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$964,608	5.27%	$1,596,074	$198,389	$802,028
Livestock	122,100	0.67	471,570	122,100	310,872

Total	$1,086,708	5.94%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On December 20, 2016, MS&Co. consented to and became the subject of an order by the SEC in connection with allegations that MS&Co. willfully violated Sections 15(c)(3) and 17(a)(1) of the Exchange Act and Rules 15c3-3(e), 17a-5(a), and 17a-5(d) thereunder, by inaccurately calculating its Reserve Account requirement under Rule 15c3-3 by including margin loans to an affiliate in its calculations, which resulted in making inaccurate records and submitting inaccurate reports to the SEC. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. consented to a cease and desist order, a censure, and a civil monetary penalty of $7.5 million.

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

On September 30, 2020, the SEC entered into a settlement order with MS&Co. settling an administrative action which relates to MS&Co.’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring MS&Co.’s equity swaps business. The order found that MS&Co. improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that MS&Co. willfully violated Section 200(g) of Regulation SHO. MS&Co. consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On May 21, 2020, the Appellate Division, First Department (“First Department”) modified the Supreme Court of NY’s order to deny MS&Co.’s motion for summary judgment. On June 19, 2020, MS&Co. moved for leave to appeal the First Department’s decision to the New York Court of Appeals, which the First Department denied on July 24, 2020. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2020, there were subscriptions of 179.0190 Class A Redeemable Units totaling $249,821 and 43.8480 Class Z Redeemable Units totaling $50,000. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

				(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar
	Class A (a) Total		Redeemable Units	Value) of Redeemable
	Number of	Class A (b) Average	Purchased as Part of	Units that May Yet Be
	Redeemable Units	Price Paid per	Publicly Announced	Purchased Under the
	Purchased*	Redeemable Unit **	Plans or Programs	Plans or Programs
July 1, 2020 - July 31, 2020	1,061.5340	$1,410.53	N/A	N/A
August 1, 2020 - August 31, 2020	1,636.5680	$1,471.41	N/A	N/A
September 1, 2020 - September 30, 2020	1,034.6990	$1,481.33	N/A	N/A
	3,732.8010	$1,456.85

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

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership investments subsequent to September 30, 2020. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 12, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 12, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.