Form 10-K
period 2020-12-31
Ceres Tactical Commodity L.P.
filed 2021-03-25
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No  X

Limited Partnership Redeemable Units with an aggregate value of $82,361,686 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2021, 53,376.9367 Limited Partnership Class A Redeemable Units were outstanding, 600.0580 Limited Partnership Class D Redeemable Units were outstanding and 224.5500 Limited Partnership Class Z Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Ceres Tactical Commodity L.P. (formerly, Managed Futures Premier Aventis II L.P.) (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of commodity interests on United States (“U.S.”) and international futures, options on futures and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner (as defined below). Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have significant exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The sectors traded include energy, grains, livestock, metals and softs. The commodity interests that are traded by the Partnership, directly or indirectly through its investment in the Funds (as defined below) are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds) in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. During the initial offering period, the Partnership sold 11,925 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2020, 2019 and 2018 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and is the trading manager (the “Trading Manager”) of NL Master (as defined below) and GSL Master (as defined below). The General Partner was also the Trading Manager of Aquantum Master (as defined below) and Harbour Square Master (as defined below) prior to Aquantum Master’s and Harbour Square Master’s respective terminations. As of January 1, 2017, the General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC.

On February 1, 2013, the Partnership allocated substantially all of its capital to MB Master Fund L.P. (“MB Master”), a limited partnership organized under the partnership laws of the State of Delaware. Effective November 30, 2018, the Partnership fully redeemed its investment in MB Master. On January 1, 2018, the Partnership allocated a portion of its assets to CMF Harbour Square Master Fund LLC (“Harbour Square Master”), a limited liability company organized under the limited liability company laws of the State of Delaware. Effective March 31, 2019, the Partnership fully redeemed its investment in Harbour Square Master. Effective June 1, 2019, the assets allocated to Aquantum (defined below) were transferred into CMF Aquantum Master Fund LLC (“Aquantum Master”), a limited liability company organized under the limited liability company laws of the State of Delaware. Effective December 31, 2020, the Partnership fully redeemed its investment in Aquantum Master. On April 1, 2019, the Partnership allocated a portion of its assets to CMF NL Master Fund LLC (“NL Master”), a limited liability company organized under the limited liability company laws of the State of Delaware. On November 1, 2020, the Partnership allocated a portion of its assets to CMF GSL Master Fund LLC (“GSL Master”), a limited liability company organized under the limited liability company laws of the State of Delaware. NL Master and GSL Master are collectively referred to as the “Funds.” Reference herein to the “Funds” may also include, as relevant, Aquantum Master, MB Master and Harbour Square Master.

During the years ended December 31, 2020, 2019 and 2018, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan Chase Bank, N.A.

As of December 31, 2020, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Pan Capital Management L.P. (“Pan”), Northlander Commodity Advisors LLP (“Northlander”) and Geosol Capital, LLC (“Geosol”) (each an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. Effective on November 30, 2018, Aventis Asset Management, LLC (“Aventis”) ceased to act as a commodity trading advisor for the Partnership. Effective on March 31, 2019, Harbour Square Capital Management LLC (“Harbour Square”) ceased to act as a commodity trading advisor to the Partnership. Effective on December 31, 2020, Aquantum GmbH (“Aquantum”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may also include, as relevant, Aquantum, Harbour Square and Aventis. From February 1, 2013 until December 31, 2017, all trading decisions were made by Aventis. A description of the trading activities and focus of each Advisor is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co., and are not responsible for the organization or operation of the Partnership.

As of June 13, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to October 31, 2016 were deemed “Class A Redeemable Units.” Class Z Redeemable Units were first issued on January 1, 2017. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units were not changed. Class D Redeemable Units were first issued July 1, 2018. The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units and Class Z Redeemable Units were not changed. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that effective July 1, 2020 and through December 31, 2020, Class A Redeemable Units were subject to a monthly ongoing selling agent fee equal to 1/12 of 1.00% (a 1.00% annual rate) of the net assets of Class A as of the end of each month, which differs from the Class D Redeemable Units monthly ongoing selling agent fee of 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class D as of the end of each month. Prior to July 1, 2020, Class A Redeemable Units were subject to a monthly ongoing selling agent fee equal to 1/12 of 2.00% (a 2.00% annual rate) of the net assets of Class A as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

For the period January 1, 2020 through December 31, 2020, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2020, the Partnership owned approximately 18.6% of NL Master and 100.0% of GSL Master. At December 31, 2019, the Partnership owned approximately 20.4% of NL Master and 43.1% of Aquantum Master. The performance of the Partnership is directly affected by the performance of the Funds.

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

The Partnership will be liquidated upon the first of the following to occur: December 31, 2055; the net asset value per Redeemable Unit decreases to less than $400 as of the close of any business day; or under certain circumstances as set forth in the limited partnership agreement of the Partnership, as may be amended or restated from time to time (the “Limited Partnership Agreement.”) In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. Effective January 1, 2019, the Partnership pays the General Partner a monthly General Partner fee in return for its services to the Partnership equal to 1/12 of 0.75% (0.75% per year) of month-end Net Assets. Prior to January 1, 2019, the Partnership paid the General Partner a monthly General Partner fee in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of month-end Net Assets. Month-end Net Assets, for the purpose of calculating the General Partner fee are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month. The General Partner fee is allocated proportionately to each Class based on the net asset value of the respective Class. This fee may be increased or decreased at the discretion of the General Partner.

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and are not responsible for the organization or operation of the Partnership. Effective November 1, 2020, the Partnership pays Geosol a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end Net Assets allocated to Geosol. As of December 31, 2020, the Partnership paid Millburn a monthly management fee equal to 1/12 of 2.0% (2.0% per year) of month-end Net Assets allocated to Millburn. The Partnership pays Ospraie a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets allocated to Ospraie. The Partnership pays Pan a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets allocated to Pan. The Partnership pays Northlander a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets allocated to Northlander. Prior to its termination on November 30, 2018, Aventis was paid a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets allocated to Aventis. Prior to its termination on December 31, 2020, Aquantum was paid a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets allocated to Aquantum. Prior to its termination on March 31, 2019, Harbour Square was paid a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end Net Assets allocated to Harbour Square. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month. An Advisor’s management fee is allocated proportionately to each Class based on the net asset value of the respective Class.

In addition, the Partnership is obligated to pay each Advisor an incentive fee. As of December 31, 2020, the Partnership paid Millburn, Geosol, Ospraie and Northlander each an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in each Management Agreement, earned by the relevant Advisor for the Partnership during each calendar year. The Partnership pays Pan a quarterly incentive fee equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by Pan for the Partnership each quarter. Prior to its termination on November 30, 2018, Aventis was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in the Management Agreement. Prior to its termination on December 31, 2020, Aquantum was eligible to receive a semi-annual incentive fee of 20% of New Trading Profits, as defined in the Management Agreement, earned by Aquantum for the Partnership each calendar half-year. Prior to its termination on March 31, 2019, Harbour Square was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in the Management Agreement. An Advisor’s incentive fee is allocated proportionally to each Class based on the net asset value of the respective Class. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Each Management Agreement can be terminated upon notice by either party. In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

The Partnership has entered into a customer agreement with MS&Co. (the “Customer Agreement”). Under the Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited by MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2016, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of MB Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Customer Agreement may generally be terminated upon notice by either party.

The Partnership has also entered into a selling agreement (the “Selling Agreement”) with Morgan Stanley Wealth Management. Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) effective July 1, 2020 and through December 31, 2020, 1.0% per year of month-end Net Assets of Class A Redeemable Units and (ii) 0.75% per year of month-end Net Assets of Class D Redeemable Units. Prior to July 1, 2020, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.0% per year of month-end Net Assets of Class A Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A and Class D Redeemable Units in the Partnership. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee. Month-end net assets, for the purpose of calculating ongoing selling agent fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, incentive fee accrual, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s capital as of December 31, 2020 was $83,639,436.

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

Risks Relating to our Business

As a result of leverage, small changes in the price of the Partnership’s positions may result in major losses.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership. Market prices can be influenced by, among other things, changing supply and demand relationships, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, weather and climate conditions, insects and plant disease, purchases and sales by foreign countries, changing interest rates, pandemics, epidemics and other public health crises.

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

In January 2021, the CFTC finalized new rules that impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. In addition to speculative position limits, most commodity exchanges also limit fluctuations in futures contract prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Such regulations could have an adverse effect on an Advisor’s trading for the Partnership.

The General Partner, the Partnership, the Funds and their respective service providers (including the Advisors) and operations are potentially vulnerable to cyber-security attacks or incidents.

Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership, the Funds and their respective service providers and operations to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s and/or the Funds’ ability to gather, process and communicate information efficiently and securely, without interruption.

Any cyber event could adversely affect the Partnership’s and/or the Funds’ business, financial condition or results of operations and cause the Partnership and/or the Funds to incur financial loss and expense, as well as face exposure to regulatory penalties or legal claims, reputational damage and additional costs associated with corrective measures. A cyber-security breach could also jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s or a service provider’s computer systems. A cyber event may cause the Partnership, the Funds or their respective service providers to lose proprietary information, suffer data corruption, lose operational capacity (such as, for example, the loss of the ability to process transactions, calculate the Partnership’s net asset value, or allow investors to transact business) and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber events also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems that support the Partnership, the Funds or their respective service providers.

The nature of malicious cyber-attacks is becoming increasingly sophisticated and none of the General Partner, the Partnership nor the Funds can control whether a cyber-event will adversely affect the cyber systems of the Advisors or other third-party service providers.

Tax Laws Are Subject To Change at Any Time.

Tax laws and court and Internal Revenue Service (“IRS”) interpretations thereof are subject to change at any time, possibly with retroactive effect.

Prospective investors are urged to consult with their tax advisors with respect to regulatory or administrative developments and proposals, and their potential effects on them based on their unique circumstances.

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

The rapid development of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Partnership’s/Funds’ investments and operations.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2019, 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2020 Audited Financial Statement.

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

On September 30, 2020, the SEC entered into a settlement order with MS&Co. settling an administrative action which relates to MS&Co.’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring the Firm’s equity swaps business. The order found that MS&Co. improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that MS&Co. willfully violated Section 200(g) of Regulation SHO. MS&Co. consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million CDS referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, pre- and post-judgment interest, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions related to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief sought by CDIB in its January 18, 2019 motion. On May 21, 2020, the Appellate Division, First Department (“First Department”), modified the Supreme Court of NY’s order to deny MS&Co.’s motion for sanctions relating to spoliation of evidence and otherwise affirmed the denial of MS&Co.’s motion for summary judgment. On June 19, 2020, MS&Co. moved for leave to appeal the First Department’s decision to the New York Court of Appeals (“Court of Appeals”), which the First Department denied on July 24, 2020. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the First Department affirmed the trial court’s order denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2019, the current unpaid balance of the remaining mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre-and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2021 was 719 for Class A Redeemable Units, 2 for Class D Redeemable Units and 7 for Class Z Redeemable Units.

(c)	Dividends. The Partnership did not declare any distributions in 2020 or 2019. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensatory Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities – Use of Proceeds from Registered Securities. For the year ended December 31, 2020, there were subscriptions of 1,834.1890 Class A Redeemable Units totaling $2,670,643 and 224.5500 Class Z Redeemable Units totaling $260,760. For the year ended December 31, 2019, there were subscriptions of 39,975.1700 Class A Redeemable Units totaling $52,019,698 and 99.2020 Class Z Redeemable Units totaling $100,000. For the year ended December 31, 2018, there were subscriptions of 6,166.2010 Class A Redeemable Units totaling $7,965,516 and 600.0580 Class D Redeemable Units totaling $600,000.

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

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	214.1360	$1,511.38	N/A	N/A
November 1, 2020 - November 30, 2020	223.6990	$1,470.72	N/A	N/A
December 1, 2020 - December 31, 2020	884.9770	$1,451.82	N/A	N/A
	1,322.8120	$1,464.66

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

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, directly and through its investment in the Funds, seeks to achieve capital appreciation through speculative trading of commodity interests on U.S. and international futures, options on futures and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner. Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have significant exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results.

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

In addition, the General Partner/Trading Manager prepares, or assists the Administrator in preparing, the books and records and provides, or assists the Administrator in providing, the administrative and compliance services that are required by law or regulation, from time to time, in connection with the operation of the Partnership/Funds.

While the Partnership and the Funds have the right to seek lower commission rates from other commodity brokers at any time, the General Partner believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable and competitive.

The programs traded by each Advisor on behalf of the Partnership are: Millburn — Commodity Program, Ospraie — Commodity Program, Pan – Energy Trading Program, Northlander – Commodity Program, Geosol – U.S. Power and Natural Gas Program and prior to Aquantum’s termination effective December 31, 2020, Aquantum — Aquantum Commodity Spread Program and prior to Harbour Square’s termination effective March 31, 2019, Harbour Square – Discretionary Energy Program and prior to Aventis’s termination effective November 30, 2018, Aventis — Aventis Diversified Commodity Strategy. The General Partner may modify or terminate the allocation of assets among the Advisors at any time and may allocate assets to additional Advisors at any time.

As of December 31, 2020 and September 30, 2020, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2020	December 31, 2020 (percentage of Partners’ Capital)	September 30, 2020	September 30, 2020 (percentage of Partners’ Capital)
Millburn	$26,515,021	32%	$26,834,779	32%

Ospraie	19,078,857	23%	21,622,184	25%

Aquantum	-	0%	9,123,204	11%

Pan	19,438,951	23%	24,224,733	28%

Northlander	2,671,288	3%	3,471,196	4%

Geosol	15,935,319	19%	-	0%

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

Over more than 49 years, Millburn and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of price movements in the market, some non-price information or a combination of both. Of course, systems can be materially different –better in some periods and worse in others. The main distinguishing features are: the time frame over which systems work (intra-day to long term); the granularity of data fed into them (tick data to daily, weekly or monthly frequencies); type (market or economic statistics); source (cash, futures, forward or option markets generated data or government and industry generated statistical information), and the objective of the system (profiting from momentum, mean reversion, trading ranges or volatility). No single approach will work all the time. Therefore, Millburn’s objective is to have several approaches and several data inputs operating in conjunction with one another.

When arriving at the portfolio allocation, Millburn generally seeks maximum diversification subject to liquidity and sector concentration constraints and subject to the mandate of the strategy. Each market is traded using a diversified set of trading systems, which may be optimized for groups of markets, sectors or specific markets. The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for each portfolio: profitability, liquidity of markets, professional judgment, desired diversification, transaction costs, exchange regulations and depth of market. For the Millburn Commodity Program, the current allocation to any market in the portfolio does not exceed 10%. The portfolio weightings will be determined, taking into account statistical data on the returns in each market, liquidity constraints and Millburn’s judgment and experience.

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

Geosol Capital, LLC

The portion of the Partnership’s assets that are allocated to Geosol for trading are not invested in commodity interests directly. Geosol’s allocation of the Partnership’s assets is currently invested in GSL Master. Geosol trades the Partnership’s assets in accordance with its U.S. Power and Natural Gas Program. Geosol will use proprietary fundamental valuation analysis combined with their proprietary profit maximizing risk management framework to identify a variety of trade opportunities and execution possibilities in North American energy markets, including electricity and natural gas, using listed commodity futures and options. The Trading Manager and Geosol have agreed that the volatility applied to the assets allocated to Geosol shall initially be 50.0% (one half) of the volatility typically employed for the trading of the program.

Upon identifying opportunities through fundamental analysis (i.e., supply, demand, storage and power dispatch stack), Geosol then determines the most appropriate means of capturing the identified value. Geosol will allocate risk based on predetermined calculations of maximum acceptable loss exposure associated with each strategy and commodity. Geosol employs several different types of risk models based on the characteristics of each strategy and commodity, and will periodically shift risk allocations between commodities and risk books based on the opportunities observed in the marketplace. Geosol believes that flexible risk allocations tend to produce greater total returns in a multi-commodity book due to higher average capital utilization. The risk process measures profit/loss and position by strategy and commodity on a daily basis.

In managing the trading activity for the Partnership, Geosol will strive to trade GSL Master pari passu with Geosol Capital Onshore I, LP subject to the targeted volatility differential as described above and/or directed (in writing) by the General Partner/Trading Manager.

Aquantum GmbH

Aquantum traded the Partnership’s assets allocated to it pursuant to its Aquantum Commodity Spread Program. The Aquantum Commodity Spread Program was a systematic commodity market-neutral trading program. It was designed to benefit from seasonal price dislocations in the forward structure of numerous commodity futures markets across all sectors (energy, softs, grains, livestock, and metals) which are the result of changing market participants’ expectations and fundamental factors like weather, climate, trends in consumption, harvest cycles, feed and storage costs, which typically trigger supply and demand dislocations.

While the Aquantum Commodity Spread Program may have combined multiple spread positions per market, each individual trade was implemented as an intra-market calendar spread and was placed according to a 100% systematic methodology. Due to the seasonal character of the patterns traded, the Aquantum Commodity Spread Program was a “time” based strategy.

Harbour Square Capital Management LLC

Harbour Square traded the Partnership’s assets allocated to it pursuant to its Discretionary Energy Program. The Discretionary Energy Program focused on a proprietary process that involved applying simulations to in-house models that emulated the fundamental elements of natural gas supply and demand to build distributions of possible fundamental outcomes. Harbour Square analyzed the changes to these distributions to determine underlying skew variations throughout time. This analysis of the change and rate of change in fundamental distributions while evaluating the concurrent natural gas price movements along the forward curve allowed Harbour Square to identify optimal risk/reward investment opportunities. Harbour Square looked to capitalize on short-to-intermediate term price dislocations by trading exchange-cleared futures, options and swaps in the U.S. natural gas market.

Aventis Asset Management, LLC

Aventis traded the Partnership’s assets allocated to it pursuant to its Aventis Diversified Commodity Strategy. The Aventis Diversified Commodity Strategy was a proprietary trading program developed and refined by Aventis, which was the synthesis of disparate fundamental views and technical indicators overlaid with strict risk management policies on a position, sector and portfolio basis. The Aventis Diversified Commodity Strategy had the following characteristics:

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

For the period January 1, 2020 through December 31, 2020, the average allocation by commodity market sector for NL Master and GSL Master was as follows:

GSL Master *

Energy	100%

*	From November 1, 2020, commencement of operations for GSL Master, through December 31, 2020.

NL Master

Energy	100%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2020.

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

(v)	The Partnership/Funds do not utilize borrowings other than short-term borrowings if the Partnership/Funds take delivery of any cash commodities.

(vi)

The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. The terms “spread” and “straddle” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)

The Partnership/Funds will not permit the churning of their commodity trading accounts. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

From January 1, 2020 through December 31, 2020, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 9.8%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

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

(ii)

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, pandemics, epidemics and other health crises, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing fees, ongoing selling agent fees, management fees and General Partner fees. The level of these expenses is dependent upon trading performance and the level of net assets maintained. In addition, the amount of interest income earned by the Partnership is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

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

For the year ended December 31, 2020, 12,583.3140 Class A Redeemable Units were redeemed totaling $17,690,739 and 255.8790 Class Z General Partner Redeemable Units were redeemed totaling $300,000. For the year ended December 31, 2019, 16,683.8500 Class A Redeemable Units were redeemed totaling $22,078,526, 99.2020 Class Z Redeemable Units were redeemed totaling $106,051 and 297.7320 Class Z General Partner Redeemable Units were redeemed totaling $315,025. For the year ended December 31, 2018, 16,927.6520 Class A Redeemable Units were redeemed totaling $21,858,538 and 50.9290 Class Z General Partner Redeemable Units were redeemed totaling $50,000.

For the year ended December 31, 2020, there were subscriptions of 1,834.1890 Class A Redeemable Units totaling $2,670,643 and 224.5500 Class Z Redeemable Units totaling $260,760. For the year ended December 31, 2019, there were subscriptions of 39,975.1700 Class A Redeemable Units totaling $52,019,698, 99.2020 Class Z Redeemable Units totaling $100,000 and 671.4640 Class Z General Partner Redeemable Units totaling $680,750. For the year ended December 31, 2018, there were subscriptions of 6,166.2010 Class A Redeemable Units totaling $7,965,516 and 600.0580 Class D Redeemable Units totaling $600,000.

(c) Results of Operations.

For the year ended December 31, 2020, the net asset value per Class A Redeemable Unit increased 8.0% from $1,344.11 to $1,451.82. For the year ended December 31, 2020, the net asset value per Class D Redeemable Unit increased 8.8% from $1,057.77 to $1,151.27. For the year ended December 31, 2020, the net asset value per Class Z Redeemable Unit increased 9.7% from $1,069.04 to $1,172.43. For the year ended December 31, 2019, the net asset value per Class A Redeemable Unit increased 3.3% from $1,300.66 to $1,344.11. For the year ended December 31, 2019, the net asset value per Class D Redeemable Unit increased 4.7% from $1,010.75 to $1,057.77. For the year ended December 31, 2019, the net asset value per Class Z Redeemable Unit increased 5.4% from $1,013.83 to $1,069.04. For the year ended December 31, 2018, the net asset value per Class A Redeemable Unit increased 2.8% from $1,265.64 to $1,300.66. For the period July 1, 2018 (date of first issuance) to December 31, 2018, the net asset value per Class D Redeemable Unit increased 1.1% from $1,000.00 to $1,010.75. For the year ended December 31, 2018, the net asset value per Class Z Redeemable Unit increased 4.9% from $966.76 to $1,013.83.

The Partnership experienced a net trading gain before fees and expenses for the year ended December 31, 2020 of $13,580,037. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, livestock and softs and were partially offset by losses in metals. The net trading gain or loss for the Partnership is discussed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter, the most notable gains were recorded during March from short positions in crude oil and its refined products as energy prices plummeted as demand collapsed, while simultaneously Saudi Arabia increased production amid a price war with Russia. Further gains in the energy markets were recorded during March from natural gas positions. Together, the gains recorded in oil and natural gas during March more than offset overall losses experienced in the energy sector during January and February. The Partnership’s overall trading gains for the quarter were partially offset by trading losses within the metals complex during March from long futures positions in silver as prices decreased amid investor needs for liquidity and diminished industrial demand. Losses within the soft commodities were experienced primarily during March from long positions in sugar and cocoa futures as prices weakened due to the coronavirus raising concerns about global consumption. In the grains sector, small losses were recorded during March from short positions in wheat futures and options as wheat prices rose in the latter half of the month due to speculation for an uptick in demand from COVID-19-related consumer stockpiling. Smaller losses were experienced from long positions in livestock futures during March as prices fell on the expectation of limited demand for beef and pork exports.

During the second quarter, the most notable losses were recorded in the livestock markets during June from long positions in lean hog futures as a supply overhang weighed on prices. Additional losses were incurred from short lean hog futures during the second half of April. Within the soft commodities markets losses were experienced during June from long cocoa futures positions as prices decreased amid ample global supplies. Additional losses in this sector were experienced from long positions in coffee futures as prices decreased amid a larger-than-expected crop yield in Brazil, the world’s largest coffee producer. The Partnership’s overall trading losses for the quarter were offset by trading gains within the energy sector during April from long positions in natural gas futures as prices surged higher amid dwindling supplies due to diminishing shale production. Additional gains were achieved within the grains markets during June from long corn futures positions as prices rallied due to a decrease in U.S. acreage estimates. Finally, in the metals complex gains were achieved during April from long positions in precious metals futures as investors sought safe-haven investments during the spread of the COVID-19 coronavirus, pushing prices higher.

During the third quarter, the most notable gains were recorded in the energy markets primarily during July and August from long positions in natural gas futures and options as hotter weather forecasts, along with increased export demand, sent prices soaring higher. Within the soft commodities markets gains were recorded primarily during July from long positions in coffee futures and options as prices rallied amid reports of rising demand. Gains in the livestock markets were experienced during September from long futures positions in lean hogs after an uptick in Chinese demand for U.S. pork pushed prices higher. The Partnership’s overall trading gains for the quarter were partially offset by trading losses within the grains sector during August and September from short futures positions in the broader complex as prices were boosted by increasing demand as countries increased stockpiles, and shrinking supplies amid adverse growing conditions in the Black Sea. Finally, in the metals complex losses were experienced during August from short positions in industrial metals as prices rallied amid the weakening U.S. dollar and improving economic growth expectations.

During the fourth quarter, the most notable losses were recorded within the energy complex during November and December from long futures positions in natural gas as prices decreased amid warmer-than-expected temperatures. Smaller losses were experienced in the livestock markets during November from short futures positions in lean hogs and live cattle. The Partnership’s overall trading losses for the fourth quarter were partially offset by trading gains within the grains markets during November and December from long positions in soybean futures as dry weather in South America and optimism on Chinese exports boosted prices. Within the soft commodities markets, gains were experienced during November from long coffee futures positions as prices moved higher. In the metals complex, gains were experienced during December from long positions in gold and silver futures as precious metals prices rallied on a weakening U.S. dollar. Additional gains in the metals were recorded during December from long positions in industrial metals futures.

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

The results of operations for the twelve months ended 2018 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2016, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and twelve months ended December 31, 2020 decreased by $354,755 and $1,727,199, respectively, as compared to the corresponding periods in 2019. The decrease in interest income was primarily due to lower average daily equity and lower interest rates during the three and twelve months ended December 31, 2020 as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2020 decreased by $27,755 and $282,575, respectively, as compared to the corresponding periods in 2019. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2020 as compared to the corresponding periods in 2019.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted Net Assets of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2020 decreased by $270,121 and $743,783, respectively, as compared to the corresponding periods in 2019. This decrease was due to lower average net assets attributable to Class A Redeemable Units and Class D Redeemable Units during the three and twelve months ended December 31, 2020 as compared to the corresponding periods in 2019, as well as a reduction in the ongoing selling agent fee rate from 1/12 of 2.00% to 1/12 to 1.00% for Class A Redeemable Units effective July 1, 2020.

Management fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2020 decreased by $39,763 and $189,472, respectively, as compared to the corresponding periods in 2019. This decrease was due to lower average net assets during the three and twelve months ended December 31, 2020 as compared to the corresponding periods in 2019.

General Partner fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2020 decreased by $21,159 and $117,065, respectively, as compared to the corresponding periods in 2019. This decrease was due to lower average net assets during the three and twelve months ended December 31, 2020 as compared to the corresponding periods in 2019.

Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three months ended December 31, 2020 resulted in a reversal of incentive fees of $36,775. Trading performance for the twelve months ended December 31, 2020 resulted in incentive fees of $2,241,270. Trading performance for the three and twelve months ended December 31, 2019 resulted in incentive fees of $738,566 and $1,057,828, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include professional fees made up of legal and accounting expenses, as well as certain offering costs and filing, administrative, reporting and data processing fees. Professional fees for the years ended December 31, 2020 and 2019 were $318,626 and $394,964, respectively.

In the General Partner’s/Trading Manager’s opinion, the Partnership’s Advisors continue to employ trading methods consistent with the objectives of the Partnership/Funds and expectations of the Advisors’ respective programs. The General Partner/Trading Manager monitors the Advisors’ performance on a daily, weekly, monthly and annual basis to assure that these objectives are met.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase not only the risks involved in commodity trading, but also the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other factors, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, changes in interest rates, pandemics, epidemics and other public health crises. To the extent that market trends exist and the Advisors are able to identify them, the Partnership/Funds expect to increase capital through operations.

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

As of December 31, 2020, the Partnership’s most significant accounting policy is the valuation of its investment in the Funds and in futures, option and forward contracts and U.S. Treasury bills, as applicable. The fair value of the investment in the Funds is determined based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. Northlander and Geosol trade, and prior to its termination on December 31, 2020, Aquantum traded, the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they had been granted limited authority to make trading decisions. Millburn, Ospraie and Pan directly trade managed accounts in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e in the managed accounts in the Partnership’s name traded by certain Advisors) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2020. As of December 31, 2020, the Partnership’s total capitalization was $83,639,436.

December 31, 2020
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$2,970	0.00	*	%
Energy	5,401,797	6.46
Grains	836,546	1.00
Livestock	92,931	0.11
Metals	1,778,095	2.13
Softs	454,271	0.54

Total	$8,566,610	10.24	%

*	Due to rounding.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2019. As of December 31, 2019, the Partnership’s total capitalization was $91,893,284.

December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization
Energy	$4,297,296	4.68	%
Grains	491,840	0.53
Livestock	243,586	0.26
Metals	841,069	0.92
Softs	354,990	0.39

Total	$6,228,781	6.78	%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds as of December 31, 2020 and 2019, and the highest, lowest and average values during the twelve months ended December 31, 2020 and 2019, as applicable. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2020 and 2019, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2020
				Twelve Months Ended December 31, 2020
Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$2,970	0.00	** %	$187,110	$-	$67,616
Energy	4,858,983	5.81		7,529,589	2,795,788	4,664,387
Grains	836,546	1.00		909,093	224,559	538,914
Livestock	92,931	0.11		2,310,147	34,155	471,662
Metals	1,778,095	2.13		4,154,439	772,122	2,042,098
Softs	454,271	0.54		2,102,795	283,943	947,726

Total	$8,023,796	9.59%

*	Annual average of daily Values at Risk.
**	Due to rounding.

December 31, 2019
			Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$3,787,513	4.12%	$6,862,028	$1,785,115	$3,660,802
Grains	491,840	0.54	1,155,704	110,693	653,440
Livestock	82,060	0.09	2,177,333	47,850	680,893
Metals	841,069	0.92	4,134,491	357,863	1,604,503
Softs	335,111	0.36	2,302,157	190,851	1,135,043

Total	$5,537,593	6.03%

*	Annual average of daily Values at Risk.

As of December 31, 2020, GSL Master’s total capitalization was $14,406,128, and the Partnership owned 100.0% of GSL Master. As of December 31, 2020, GSL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to GSL Master for trading) was as follows:

December 31, 2020
					Twelve Months Ended December 31, 2020 *
Market Sector	Value at Risk	% of Total Capitalization			High Value at Risk		Low Value at Risk		Average Value at Risk **
Energy	$249,003	1.73	%	$	500,744	$	27,781	$	213,814

Total	$249,003	1.73	%

*	From November 1, 2020, commencement of operations for GSL Master, through December 31, 2020.
**	Annual average of daily Values at Risk.

As of December 31, 2020, NL Master’s total capitalization was $14,337,973, and the Partnership owned approximately 18.6% of NL Master. As of December 31, 2020, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to NL Master for trading) was as follows:

December 31, 2020
			Twelve Months Ended December 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$1,579,543	11.02%	$1,579,543	$74,383	$443,187

Total	$1,579,543	11.02%

*	Annual average of daily Values at Risk.

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

As of December 31, 2020, the Partnership fully redeemed its investment in Aquantum Master.

As of December 31, 2019, Aquantum Master’s total capitalization was $35,530,342, and the Partnership owned approximately 43.1% of Aquantum Master. As of December 31, 2019, Aquantum Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aquantum Master for trading) was as follows:

December 31, 2019
				Twelve Months Ended December 31, 2019 *
Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk	Average Value at Risk **
Energy	$992,506	2.79	%	$1,985,763	$318,007	$1,030,946
Livestock	374,770	1.05		1,959,045	69,520	578,628
Softs	46,122	0.13		1,258,748	-	190,317

Total	$1,413,398	3.97	%

*	From June 1, 2019, commencement of operations for Aquantum Master, through December 31, 2019.
**	Annual average of daily Values at Risk.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s/Funds’ market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership/Funds manage their primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s/Funds’ primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s/Funds’ risk controls to differ materially from the objectives of such strategies. Government interventions, pandemics, epidemics and other public health crises, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Funds. There can be no assurance that the Partnership’s/Funds’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership/Funds at December 31, 2020 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Energy. The Partnership’s/Funds’ primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, adverse weather conditions, and other factors contributing to supply and demand. Further energy market exposure is to the carbon emissions market which is subject to price movements driven by geopolitical events, climate related regulation, and supply and demand related factors. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals. The Partnership’s primary metal market exposure as of December 31, 2020 was to fluctuations in the prices of nickel, gold, silver, aluminum, palladium, and copper.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Corn, wheat, and the soybean complex accounted for the majority of the Partnership’s grain exposure as of December 31, 2020.

Softs. The Partnership’s trading risk exposure in soft commodities is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Coffee, cocoa, cotton, and sugar accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2020.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in hog and cattle prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2020.

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

Item 8. Financial Statements and Supplementary Data.

CERES TACTICAL COMMODITY L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2020, 2019, and 2018; Statements of Financial Condition at December 31, 2020 and 2019; Condensed Schedules of Investments at December 31, 2020 and 2019; Statements of Income and Expenses for the years ended December 31, 2020, 2019, and 2018; Statements of Changes in Partners’ Capital for the years ended December 31, 2020, 2019, and 2018; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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

The management of Ceres Tactical Commodity L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2020 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Tactical Commodity L.P.	Ceres Tactical Commodity L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Ceres Tactical Commodity L.P.,

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Ceres Tactical Commodity L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2020 and 2019, the related statements of income and expenses, and changes in partners’ capital for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 and 2019, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 19, 2021

Ceres Tactical Commodity L.P.

Statements of Financial Condition

December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
Assets:
Investment in the Funds(1), at fair value (Note 6)	$17,078,330	$19,760,928
Redemptions receivable from the Funds	3,064,522	2,050,873

Equity in trading account:
Unrestricted cash (Note 3c)	56,900,738	66,262,634
Restricted cash (Note 3c)	8,219,507	5,558,690
Net unrealized appreciation on open futures contracts	1,107,408	3,104,619
Net unrealized appreciation on open forward contracts	117,751	255,669
Options purchased, at fair value (premiums paid $2,487,075 and $804,127 at December 31, 2020 and 2019, respectively)	2,557,903	308,284

Total equity in trading account	68,903,307	75,489,896

Interest receivable (Note 3c)	3,938	91,128

Total assets	$89,050,097	$97,392,825

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $3,487,897 and $690,626 at December 31, 2020 and 2019, respectively)	$2,801,304	$169,935
Accrued expenses:
Ongoing selling agent fees (Note 3d)	70,401	159,170
Management fees (Note 3b)	107,535	121,136
General Partner fees (Note 3a)	53,750	60,522
Incentive fees (Note 3b)	613,765	814,167
Professional fees	179,079	227,842
Redemptions payable to General Partner (Note 7)	300,000	-
Redemptions payable to Limited Partners (Note 7)	1,284,827	3,946,769

Total liabilities	5,410,661	5,499,541

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 862.8760 and 1,118.7550 Redeemable Units outstanding at December 31, 2020 and 2019, respectively	1,011,664	1,195,989
Limited Partners, Class A, 56,256.1017 and 67,005.2267 Redeemable Units outstanding at December 31, 2020 and 2019, respectively	81,673,675	90,062,572
Limited Partners, Class D, 600.0580 Redeemable Units outstanding at December 31, 2020 and 2019	690,828	634,723
Limited Partners, Class Z, 224.5500 and 0.0000 Redeemable Units outstanding at December 31, 2020 and 2019, respectively	263,269	-

Total partners’ capital (net asset value)	83,639,436	91,893,284

Total liabilities and partners’ capital	$89,050,097	$97,392,825

Net asset value per Redeemable Unit:
Class A	$1,451.82	$1,344.11

Class D	$1,151.27	$1,057.77

Class Z	$1,172.43	$1,069.04

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Condensed Schedule of Investments

December 31, 2020

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1	$900	0.00	* %
Energy	12,660	(431,676)	(0.51)
Grains	690	1,028,067	1.23
Indices	85	(21,965)	(0.03)
Livestock	31	3,820	0.00	*
Metals	125	453,509	0.54
Softs	223	352,409	0.42

Total futures contracts purchased		1,385,064	1.65

Futures Contracts Sold
Energy	10,352	235,424	0.28
Grains	309	(357,181)	(0.43)
Indices	21	39,225	0.05
Livestock	35	(9,400)	(0.01)
Metals	17	18,138	0.02
Softs	163	(203,862)	(0.24)

Total futures contracts sold		(277,656)	(0.33)

Net unrealized appreciation on open futures contracts		$1,107,408	1.32%

Unrealized Appreciation on Open Forward Contracts
Metals	763	$3,792,274	4.53%

Total unrealized appreciation on open forward contracts		3,792,274	4.53

Unrealized Depreciation on Open Forward Contracts
Metals	817	(3,674,523)	(4.39)

Total unrealized depreciation on open forward contracts		(3,674,523)	(4.39)

Net unrealized appreciation on open forward contracts		$117,751	0.14%

Options Purchased
Calls
Energy	996	$1,591,576	1.90%
Metals	162	753,640	0.91
Puts
Energy	854	175,150	0.21
Metals	121	37,537	0.04

Total options purchased (premiums paid $2,487,075)		$2,557,903	3.06%

Options Written
Calls
Energy	1,312	$(616,333)	(0.74)%
Grains	53	(78,506)	(0.09)
Livestock	6	(12,600)	(0.02)
Metals	216	(820,669)	(0.98)
Softs	20	(59,550)	(0.07)
Puts
Energy	1,002	(1,200,786)	(1.44)
Metals	25	(3,275)	(0.00)	*
Softs	6	(9,585)	(0.01)

Total options written (premiums received $3,487,897)		$(2,801,304)	(3.35)%

		Fair Value	% of Partners’ Capital
Investment in the Funds
CMF NL Master Fund LLC		$2,671,289	3.19%
CMF GSL Master Fund LLC		14,407,041	17.23

Total investment in the Funds		$17,078,330	20.42%

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

Ceres Tactical Commodity L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Investment Income:
Interest income (Note 3c)	$234,681	$1,716,370	$719,779
Interest income allocated from the Fund(s) (Note 3c)	62,837	308,347	394,826

Total investment income	297,518	2,024,717	1,114,605

Expenses:
Expenses allocated from the Fund(s)	309,367	345,086	318,864
Clearing fees related to direct investments (Note 3c)	855,470	1,138,045	497,270
Ongoing selling agent fees (Note 3d)	1,318,996	2,062,779	1,312,283
Management fees (Note 3b)	1,361,440	1,550,912	1,026,535
General Partner fees (Note 3a)	666,898	783,963	662,607
Incentive fees (Note 3b)	2,241,270	1,057,828	1,017,644
Professional fees	318,626	394,964	351,346

Total expenses	7,072,067	7,333,577	5,186,549

Net investment loss	(6,774,549)	(5,308,860)	(4,071,944)

Trading Results:
Net gains (losses) on trading of commodity interests and investments in the Fund(s):
Net realized gains (losses) on closed contracts	14,839,905	10,192,456	4,886,607
Net realized gains (losses) on closed contracts allocated from the Fund(s)	(573,110)	(2,988,301)	(113,328)
Net change in unrealized gains (losses) on open contracts	(1,421,890)	2,156,294	1,238,838
Net change in unrealized gains (losses) on open contracts allocated from the Fund(s)	735,132	(678,017)	(94,059)

Total trading results	13,580,037	8,682,432	5,918,058

Net income (loss)	$6,805,488	$3,373,572	$1,846,114

Net income (loss) per Redeemable Unit (Note 8): *
Class A	$107.71	$43.45	$35.02

Class D	$93.50	$47.02	$10.75	**

Class Z	$103.39	$55.21	$47.07

Weighted average Redeemable Units outstanding:
Class A	60,513.3041	77,176.4275	50,108.3523

Class D	600.0580	600.0580	583.3817	**

Class Z	1,208.2984	1,308.9342	757.7553

*	Represents the change in net asset value per Redeemable Unit.
**	From July 1, 2018, the date Class D Redeemable Units were first issued, to December 31, 2018.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2020, 2019 and 2018

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$68,946,282	54,475.3577	$-	-	$769,492	795.9520	$69,715,774	55,271.3097
Subscriptions - Limited Partners	7,965,516	6,166.2010	600,000	600.0580	-	-	8,565,516	6,766.2590
Redemptions - General Partner	-	-	-	-	(50,000)	(50.9290)	(50,000)	(50.9290)
Redemptions - Limited Partners	(21,858,538)	(16,927.6520)	-	-	-	-	(21,858,538)	(16,927.6520)
Net income (loss)	1,803,774	-	6,507	-	35,833	-	1,846,114	-

Partners’ Capital, December 31, 2018	56,857,034	43,713.9067	606,507	600.0580	755,325	745.0230	58,218,866	45,058.9877
Subscriptions - General Partner	-	-	-	-	680,750	671.4640	680,750	671.4640
Subscriptions - Limited Partners	52,019,698	39,975.1700	-	-	100,000	99.2020	52,119,698	40,074.3720
Redemptions - General Partner	-	-	-	-	(315,025)	(297.7320)	(315,025)	(297.7320)
Redemptions - Limited Partners	(22,078,526)	(16,683.8500)	-	-	(106,051)	(99.2020)	(22,184,577)	(16,783.0520)
Net income (loss)	3,264,366	-	28,216	-	80,990	-	3,373,572	-

Partners’ Capital, December 31, 2019	90,062,572	67,005.2267	634,723	600.0580	1,195,989	1,118.7550	91,893,284	68,724.0397
Subscriptions - Limited Partners	2,670,643	1,834.1890	-	-	260,760	224.5500	2,931,403	2,058.7390
Redemptions - General Partner	-	-	-	-	(300,000)	(255.8790)	(300,000)	(255.8790)
Redemptions - Limited Partners	(17,690,739)	(12,583.3140)	-	-	-	-	(17,690,739)	(12,583.3140)
Net income (loss)	6,631,199	-	56,105	-	118,184	-	6,805,488	-

Partners’ Capital, December 31, 2020	$81,673,675	56,256.1017	$690,828	600.0580	$1,274,933	1,087.4260	$83,639,436	57,943.5857

Net asset value per Redeemable Unit:

	Class A	Class D	Class Z
2018:	$1,300.66	$1,010.75	$1,013.83

2019:	$1,344.11	$1,057.77	$1,069.04

2020:	$1,451.82	$1,151.27	$1,172.43

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

1.	Organization:

Ceres Tactical Commodity L.P. (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of commodity interests on United States (“U.S.”) and international futures, options on futures and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner (as defined below). Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have significant exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The sectors traded include energy, grains, livestock, metals and softs. The commodity interests that are traded by the Partnership, directly or indirectly through its investment in the Funds (as defined below), are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds) in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. During the initial offering period, the Partnership sold 11,925 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and is the trading manager (the “Trading Manager”) of NL Master (as defined below) and GSL Master (as defined below). The General Partner was also the Trading Manager of Aquantum Master (as defined below) and Harbour Square Master (as defined below) prior to Aquantum Master’s and Harbour Square Master’s respective terminations. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

As of December 31, 2020, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Pan Capital Management L.P. (“Pan”), Northlander Commodity Advisors LLP (“Northlander”) and Geosol Capital, LLC (“Geosol”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. On November 30, 2018, the Partnership fully redeemed its investment in MB Master Fund L.P. (“MB Master”). Also effective on November 30, 2018, Aventis Asset Management, LLC (“Aventis”) ceased to act as a commodity trading advisor to the Partnership. On December 31, 2020, the Partnership fully redeemed its investment in CMF Aquantum Master Fund LLC (“Aquantum Master”). Also effective on December 31, 2020, Aquantum GmbH (“Aquantum”) ceased to act as a commodity trading advisor to the Partnership. On March 31, 2019, the Partnership fully redeemed its investment in CMF Harbour Square Master Fund LLC (“Harbour Square Master”). Also effective on March 31, 2019, Harbour Square Capital Management LLC (“Harbour Square”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. References herein to the “Advisors” may also include, as relevant, Aquantum, Harbour Square and Aventis.

During the periods covered by this report, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan Chase Bank, N.A.

The Partnership, CMF NL Master Fund LLC (“NL Master”) and CMF GSL Master Fund LLC (“GSL Master”) have entered, and (prior to their respective terminations) Aquantum Master, Harbour Square Master and MB Master had entered, into futures brokerage account agreements with MS&Co. NL Master and GSL Master are collectively referred to as the “Funds.” References herein to the “Funds” may also include, as relevant, Aquantum Master, Harbour Square Master and MB Master.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

As of June 13, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to October 31, 2016 were deemed “Class A Redeemable Units.” Class Z Redeemable Units were first issued on January 1, 2017. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units were not changed. Class D Redeemable Units were first issued July 1, 2018. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units and Class Z Redeemable Units were not changed. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that effective July 1, 2020 and through December 31, 2020, Class A Redeemable Units were subject to a monthly ongoing selling agent fee equal to 1/12 of 1.00% (a 1.00% annual rate) of the net assets of Class A as of the end of each month, which differs from the Class D Redeemable Units monthly ongoing selling agent fee of 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class D as of the end of each month. Prior to July 1, 2020, Class A Redeemable Units were subject to a monthly ongoing selling agent fee equal to 1/12 of 2.00% (a 2.00% annual rate) of the net assets of Class A as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2020, 2019 and 2018, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

f.

Partnership’s Cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of ($83,897) (proceeds of $74,559) and $447,427 (cost of $437,431) as of December 31, 2020 and 2019, respectively.

g.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2017 through 2020 tax years remain subject to examination by U.S. federal and most state tax authorities.

h.

Investment Company Status. The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Accounting Standards Update 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

i.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit for each Class is calculated in accordance with ASC 946, “Financial Services — Investment Companies.” See Note 8, “Financial Highlights.”

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. Effective January 1, 2019, the Partnership pays the General Partner a monthly General Partner fee in return for its services to the Partnership equal to 1/12 of 0.75% (0.75% per year) of month-end net assets. Prior to January 1, 2019, the Partnership paid the General Partner a monthly General Partner fee in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of month-end net assets. Month-end net assets per Class, for the purpose of calculating the General Partner fee are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month. The General Partner fee is allocated proportionally to each Class based on the net asset value of the respective Class. This fee may be increased or decreased at the discretion of the General Partner.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and are not responsible for the organization or operation of the Partnership. Effective November 1, 2020, the Partnership pays Geosol a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end Net Assets allocated to Geosol. As of December 31, 2020, the Partnership paid Millburn a monthly management fee equal to 1/12 of 2.0% (2.0% per year) of month-end Net Assets allocated to Millburn. The Partnership pays Ospraie a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets allocated to Ospraie. The Partnership pays Pan a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets allocated to Pan. The Partnership pays Northlander a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets allocated to Northlander. Prior to its termination on November 30, 2018, Aventis was paid a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets allocated to Aventis. Prior to its termination on December 31, 2020, Aquantum was paid a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets allocated to Aquantum. Prior to its termination on March 31, 2019, Harbour Square was paid a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end Net Assets allocated to Harbour Square. Month-end Net Assets, for the purpose of calculating management fees are Net Assets per Class, for each outstanding Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month. An Advisor’s management fee is allocated proportionally to each Class based on the net asset value of the respective Class.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

In addition, the Partnership is obligated to pay each Advisor an incentive fee. As of December 31, 2020, the Partnership paid Millburn, Geosol, Ospraie and Northlander each an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in each Management Agreement, earned by the relevant Advisor for the Partnership during each calendar year. The Partnership pays Pan a quarterly incentive fee equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by Pan for the Partnership each quarter. Prior to its termination on November 30, 2018, Aventis was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in the Management Agreement. Prior to its termination on December 31, 2020, Aquantum was eligible to receive a semi-annual incentive fee of 20% of New Trading Profits, as defined in the Management Agreement, earned by Aquantum for the Partnership each calendar half-year. Prior to its termination on March 31, 2019, Harbour Square was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in the Management Agreement. An Advisor’s incentive fee is allocated proportionally to each Class based on the net asset value of the respective Class. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Each Management Agreement can be terminated upon notice by either party.

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

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited by MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2020 and 2019, the amount of cash held for margin requirements was $8,219,507 and $5,558,690, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Partnership Customer Agreement may generally be terminated upon notice by either party.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

d.	Selling Agreement:

The Partnership has entered into a selling agreement (the “Selling Agreement”) with Morgan Stanley Wealth Management. Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) effective July 1, 2020 and through December 31, 2020, 1.0% per year of month-end Net Assets of Class A Redeemable Units and (ii) 0.75% per year of month-end Net Assets of Class D Redeemable Units. Prior to July 1, 2020, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.0% per year of month-end Net Assets of Class A Redeemable Units. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered or exempted financial advisors of Morgan Stanley Wealth Management who have sold Class A and Class D Redeemable Units in the Partnership. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, incentive fee accrual, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

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

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2020 and 2019 were 27,782 and 26,471, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2020 and 2019 were 1,477 and 1,538, respectively. The monthly average number of option contracts traded directly by the Partnership during the years ended December 31, 2020 and 2019 were 2,734 and 2,251, respectively.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of December 31, 2020 and 2019, respectively.

December 31, 2020	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged *	Net Amount
Assets
Futures	$10,247,949	$(9,140,541)	$1,107,408	$-	$-	$1,107,408
Forwards	3,792,274	(3,674,523)	117,751	-	-	117,751

Total assets	$14,040,223	$(12,815,064)	$1,225,159	$-	$-	$1,225,159

Liabilities
Futures	$(9,140,541)	$9,140,541	$-	$-	$-	$-
Forwards	(3,674,523)	3,674,523	-	-	-	-

Total liabilities	$(12,815,064)	$12,815,064	$-	$-	$-	$-

Net fair value						$1,225,159	*

December 31, 2019	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged *
Assets
Futures	$12,487,330	$(9,382,711)	$3,104,619	$-	$-	$3,104,619
Forwards	3,736,333	(3,480,664)	255,669	-	-	255,669

Total assets	$16,223,663	$(12,863,375)	$3,360,288	$-	$-	$3,360,288

Liabilities
Futures	$(9,382,711)	$9,382,711	$-	$-	$-	$-
Forwards	(3,480,664)	3,480,664	-	-	-	-

Total liabilities	$(12,863,375)	$12,863,375	$-	$-	$-	$-

Net fair value						$3,360,288	*

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of December 31, 2020 and 2019, respectively.

	December 31, 2020
Assets
Futures Contracts
Currencies	$900
Energy	8,308,366
Grains	1,030,542
Indices	55,454
Livestock	4,410
Metals	492,282
Softs	355,995

Total unrealized appreciation on open futures contracts	10,247,949

Liabilities
Futures Contracts
Energy	(8,504,618)
Grains	(359,656)
Indices	(38,194)
Livestock	(9,990)
Metals	(20,635)
Softs	(207,448)

Total unrealized depreciation on open futures contracts	(9,140,541)

Net unrealized appreciation on open futures contracts	$1,107,408	*

Assets
Forward Contracts
Metals	$3,792,274

Total unrealized appreciation on open forward contracts	3,792,274

Liabilities
Forward Contracts
Metals	(3,674,523)

Total unrealized depreciation on open forward contracts	(3,674,523)

Net unrealized appreciation on open forward contracts	$117,751	**

Assets
Options Purchased
Energy	$1,766,726
Metals	791,177

Total options purchased	$2,557,903	***

Liabilities
Options Written
Energy	$(1,817,119)
Grains	(78,506)
Livestock	(12,600)
Metals	(823,944)
Softs	(69,135)

Total options written	$(2,801,304)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2020, 2019 and 2018, respectively.

Sector	2020		2019		2018
Currencies	$28,365		$102,185		$(361,231)
Energy	11,685,245		8,018,754		5,468,819
Grains	902,146		896,448		147,389
Indices	(153,769)		56,860		-
Interest Rates Non-U.S.	-		-		17,430
Livestock	(251,731)		1,749,339		570,324
Metals	(580,364)		117,352		(865,848)
Softs	1,788,123		1,407,812		1,148,562

Total	$13,418,015	*****	$12,348,750	*****	$6,125,445	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2020 and 2019, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.

Notes to Financial Statements

December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$10,247,949	$10,247,949	$-	$-
Forwards	3,792,274	-	3,792,274	-
Options purchased	2,557,903	2,557,903	-	-

Total assets	$16,598,126	$12,805,852	$3,792,274	$-

Liabilities
Futures	$9,140,541	$9,140,541	$-	$-
Forwards	3,674,523	-	3,674,523	-
Options written	2,801,304	2,801,304	-	-

Total liabilities	$15,616,368	$11,941,845	$3,674,523	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$12,487,330	$12,487,330	$-	$-
Forwards	3,736,333	-	3,736,333	-
Options purchased	308,284	308,284	-	-

Total assets	$16,531,947	$12,795,614	$3,736,333	$-

Liabilities
Futures	$9,382,711	$9,382,711	$-	$-
Forwards	3,480,664	-	3,480,664	-
Options written	169,935	169,935	-	-

Total liabilities	$13,033,310	$9,552,646	$3,480,664	$-

6.	Investment in the Funds:

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

On November 1, 2020, the Partnership allocated a portion of its assets to GSL Master, a limited liability company organized under the limited liability company laws of the State of Delaware. GSL Master permits accounts managed by Geosol using Geosol’s U.S. Power and Natural Gas Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the trading manager of GSL Master. Individual and pooled accounts currently managed by Geosol, including the Partnership, are permitted to be members of GSL Master. The Trading Manager and Geosol believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. The Trading Manager and Geosol have agreed that the volatility applied to the assets allocated to Geosol shall initially be 50.0% (one half) of the volatility typically employed for the trading of the program.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

On December 1, 2018, the Partnership allocated a portion of its assets to Aquantum, which were managed and traded directly by Aquantum pursuant to Aquantum’s Commodity Spread Program through a trading account in the Partnership’s name from December 1, 2018 until May 31, 2019. Effective June 1, 2019, the assets allocated to Aquantum were transferred into Aquantum Master, a limited liability company organized under the limited liability company laws of the State of Delaware, through which they were managed and traded by Aquantum pursuant to the same strategy. Effective December 31, 2020, the Partnership fully redeemed its investment in Aquantum Master.

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

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2020.

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

At December 31, 2020, the Partnership owned approximately 18.6% of NL Master and 100.0% of GSL Master. At December 31, 2019, the Partnership owned approximately 20.4% of NL Master and 43.1% of Aquantum Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	December 31, 2020
	Total Assets	Total Liabilities	Total Capital
GSL Master	$14,472,056	$65,928	$14,406,128
NL Master	14,423,589	85,616	14,337,973

	December 31, 2019
	Total Assets	Total Liabilities	Total Capital
NL Master	$22,919,671	$1,217,801	$21,701,870
Aquantum Master	37,857,547	2,327,205	35,530,342

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
GSL Master (a)	$(43,875)	$(476,699)	$(520,574)
NL Master	(68,277)	(377,694)	(445,971)
Aquantum Master	(404,975)	1,636,543	1,231,568

	For the year ended December 31, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Harbour Square Master (b)	$(14,678)	$160,848	$146,170
NL Master (c)	152,833	(6,328,890)	(6,176,057)
Aquantum Master (d)	(121,296)	(4,828,049)	(4,949,345)

(a)	From November 1, 2020, commencement of operations for GSL Master, through December 31, 2020.
(b)	From January 1, 2019 through March 31, 2019, the date Harbour Square Master terminated operations.
(c)	From April 1, 2019, commencement of operations for NL Master, through December 31, 2019.
(d)	From June 1, 2019, commencement of operations for Aquantum Master, through December 31, 2019.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	December 31, 2020		For the year ended December 31, 2020
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees
GSL Master (a)	17.23%	$14,407,041	$(474,915)	$15,660	$30,000	$(520,575)	Commodity Portfolio	Monthly
NL Master	3.19%	2,671,289	(100,249)	13,895	11,977	(126,121)	Commodity Portfolio	Monthly
Aquantum Master	- %	-	800,023	207,526	30,309	562,188	Commodity Portfolio	Monthly

Total		$17,078,330	$224,859	$237,081	$72,286	$(84,508)

	December 31, 2019		For the year ended December 31, 2019
	% of Partners' Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
Funds				Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Harbour Square Master (b)	- %	$-	$141,964	$7,656	$29,566	$104,742	Commodity Portfolio	Monthly
NL Master (c)	4.82%	4,427,510	(1,327,556)	19,738	14,904	(1,362,198)	Commodity Portfolio	Monthly
Aquantum Master (d)	16.68%	15,333,418	(2,172,379)	239,973	33,249	(2,445,601)	Commodity Portfolio	Monthly

Total		$19,760,928	$(3,357,971)	$267,367	$77,719	$(3,703,057)

(a)	From November 1, 2020, the date the Partnership invested into GSL Master, through December 31, 2020.
(b)	From January 1, 2019 through March 31, 2019, the date the Partnership fully redeemed its investment in Harbour Square Master.
(c)	From April 1, 2019, the date the Partnership invested into NL Master, through December 31, 2019.
(d)	From June 1, 2019, the date the Partnership invested into Aquantum Master, through December 31, 2019.

7.	Subscriptions, Distributions and Redemptions:

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

8.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020			2019			2018
	Class A	Class D	Class Z **	Class A	Class D	Class Z ***	Class A	Class D ****
Per Redeemable Unit Performance (for a unit outstanding throughout the period/year): *
Net realized and unrealized gains (losses)	$217.51	$171.18	$157.53	$111.36	$87.51	$90.94	$115.36	$36.19
Net investment loss	(109.80)	(77.68)	(51.64)	(67.91)	(40.49)	(29.94)	(80.34)	(25.44)

Increase (decrease) for the period/year	107.71	93.50	105.89	43.45	47.02	61.00	35.02	10.75
Net asset value per Redeemable Unit, beginning of period/year	1,344.11	1,057.77	1,066.54	1,300.66	1,010.75	1,008.04	1,265.64	1,000.00

Net asset value per Redeemable Unit, end of period/year	$1,451.82	$1,151.27	$1,172.43	$1,344.11	$1,057.77	$1,069.04	$1,300.66	$1,010.75

	2020			2019			2018
	Class A	Class D	Class Z ******	Class A	Class D	Class Z *******	Class A	Class D ********
Ratios to Average Limited Partners’ Capital:
Net investment loss *****	(7.9)%	(7.0)%	(5.1)%	(5.2)%	(3.9)%	(3.0)%	(6.4)%	(4.1)%

Operating expenses	5.6%	4.8%	4.2%	6.1%	4.8%	4.0%	6.5%	5.1%
Incentive fees	2.6%	2.5%	1.0%	1.0%	1.0%	0.9%	1.6%	1.0%

Total expenses	8.2%	7.3%	5.2%	7.1%	5.8%	4.9%	8.1%	6.1%

Total return:
Total return before incentive fees	10.7%	11.5%	10.9%	4.4%	5.7%	7.0%	4.4%	2.1%
Incentive fees	(2.7)%	(2.7)%	(1.0)%	(1.1)%	(1.0)%	(0.9)%	(1.6)%	(1.0)%

Total return after incentive fees	8.0%	8.8%	9.9%	3.3%	4.7%	6.1%	2.8%	1.1%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period/year. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	For the period from February 1, 2020 to December 31, 2020.

***	For the period from February 1, 2019 to December 31, 2019.

****	For the period from July 1, 2018 to December 31, 2018.

*****	Interest income less total expenses.

******	Annualized (except for incentive fees) and for the period from February 1, 2020 to December 31, 2020.

*******	Annualized (except for incentive fees) and for the period from February 1, 2019 to December 31, 2019.

********	Annualized (except for incentive fees) and for the period from July 1, 2018 to December 31, 2018.

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

The rapid development of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Partnership’s/Funds’ investments and operations.

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

Effective January 1, 2021, the ongoing selling agent fee paid by the Partnership to Morgan Stanley Wealth Management was reduced for Class A Redeemable Unit holders from an annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units to an annual rate of 0.75% of the adjusted net assets of Class A Redeemable Units.

Also effective January 1, 2021, the management fee paid to Millburn was reduced to 1/12 of 1.0% (1.0% per year) of month-end Net Assets (as defined in the Management Agreement) and the incentive fee paid to Millburn was increased to 27.5% of New Trading Profits (as defined in the Management Agreement) earned by Millburn for the Partnership during the calendar year.

And also effective January 1, 2021, the Partnership is no longer offering Class D Redeemable Units.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2020 and 2019 is summarized below:

	For the period from October 1, 2020 to December 31, 2020	For the period from July 1, 2020 to September 30, 2020	For the period from April 1, 2020 to June 30, 2020	For the period from January 1, 2020 to March 31, 2020
Total investment income	$15,673	$18,826	$20,544	$242,475
Total expenses	(1,007,953)	(2,341,103)	(1,334,565)	(2,388,446)
Total trading results	(717,301)	9,144,876	920,897	4,231,565

Net income (loss)	$(1,709,581)	$6,822,599	$(393,124)	$2,085,594

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(29.51)	$112.83	$(7.40)	$31.79

Class D	$(22.66)	$90.11	$(2.39)	$28.44

Class Z	$(20.81)	$93.71	$(0.33)	$30.82

	For the period from October 1, 2019 to December 31, 2019	For the period from July 1, 2019 to September 30, 2019	For the period from April 1, 2019 to June 30, 2019	For the period from January 1, 2019 to March 31, 2019
Total investment income	$370,428	$480,574	$583,414	$590,301
Total expenses	(2,160,621)	(1,582,390)	(1,576,213)	(2,014,353)
Total trading results	5,239,438	(1,155,845)	(34,710)	4,633,549

Net income (loss)	$3,449,245	$(2,257,661)	$(1,027,509)	$3,209,497

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$47.12	$(29.12)	$(13.19)	$38.64

Class D	$40.30	$(19.57)	$(7.02)	$33.31

Class Z	$42.69	$(17.78)	$(5.09)	$35.39

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred subsequent to year end could impact the operations and financial performance of the Partnership’s investments. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

Effective January 1, 2021, the ongoing selling agent fee paid by the Partnership to Morgan Stanley Wealth Management was reduced for Class A Redeemable Unit holders from an annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units to an annual rate of 0.75% of the adjusted net assets of Class A Redeemable Units.

Effective January 1, 2021, the management fee paid to Millburn was reduced to 1/12 of 1.0% (1.0% per year) of month-end Net Assets (as defined in the Management Agreement) and the incentive fee paid to Millburn was increased to 27.5% of New Trading Profits (as defined in the Management Agreement) earned by Millburn for the Partnership during the calendar year.

Effective January 1, 2021, the Partnership is no longer offering Class D Redeemable Units.

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

Patrick T. Egan, age 52, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 49, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Matthew R. Graver, age 53, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

Etsuko Jennings, age 62, has been a Director of the General Partner since September 2018. She has been a Managing Director of Morgan Stanley Investment Management since January 2007 and is currently head of the Operational Risk group for Morgan Stanley Investment Management’s Global Risk and Analysis division, responsible for ongoing analysis as well as reporting and mitigation of operational risk. She joined Morgan Stanley in 1985 and has approximately 22 years of investment experience. Previously, she managed a variety of strategic initiatives in the Global Operations group. Before that, Ms. Jennings was a member of the firm’s IT department in New York, Tokyo and London where she developed and managed trading and accounting systems. She received a B.A. from Keio University’s School of Letters/International Program in Japan and an M.A. in international relations from the University of North Carolina at Chapel Hill.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by the General Partner, which is responsible for the administration of the business affairs of the Partnership. As of January 1, 2019, the Partnership pays the General Partner a monthly General Partner fee equal to an annual rate of 0.75% (paid monthly) of the Partnership’s adjusted month-end net assets. Prior to January 1, 2019, the Partnership paid the General Partner a monthly General Partner fee equal to an annual rate of 1.0% (paid monthly) of the Partnership’s adjusted month-end net assets.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2021, the Partnership knows of no persons who beneficially own more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2020:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

Class Z Redeemable Units	General Partner	862.8760	79.4%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2020 and 2019 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2020  $122,809

2019  $126,670

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2020 and 2019 for professional services in connection with tax compliance, tax advice and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements:

Statements of Financial Condition at December 31, 2020 and 2019.

Condensed Schedules of Investments at December 31, 2020 and 2019.

Statements of Income and Expenses for the years ended December 31, 2020, 2019 and 2018.

Statements of Changes in Partners’ Capital for the years ended December 31, 2020, 2019 and 2018.

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

4.1	Description of Securities (filed herewith).

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

10.2 (a)

Amended and Restated Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

(b)

Amendment to the Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective as of June 23, 2020 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 8, 2020 and incorporated herein by reference).

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

10.5

Amended and Restated Management Agreement dated as of January 1, 2021, by and among the Partnership, the General Partner and Millburn Ridgefield Corporation (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2021 and incorporated herein by reference).

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

10.12

Management Agreement dated as of October 13, 2020, by and among the Partnership, the General Partner and Geosol Capital, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K on November 5, 2020 and incorporated herein by reference).

11.1

Amended and Restated Master Services Agreement, by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

99.1	Financial Statements of CMF GSL Master Fund LLC.

99.2	Financial Statements of CMF NL Master Fund LLC.

99.3	Financial Statements of CMF Aquantum Master Fund LLC.

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference:

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President & Director
Date: March 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Matthew R. Graver	/s/ Etsuko Jennings
Patrick T. Egan	Matthew R. Graver	Etusko Jennings
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 25, 2021	Date: March 25, 2021	Date: March 25, 2021

/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)
Ceres Managed Futures LLC
Date: March 25, 2021

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to limited partners.

No proxy material has been sent to limited partners.