Form 10-Q
period 2021-03-31
Ceres Tactical Commodity L.P.
filed 2021-05-12
CIK 1325676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes        No X

As of April 30, 2021, 53,248.7507 Limited Partnership Class A Redeemable Units were outstanding, 600.0580 Limited Partnership Class D Redeemable Units were outstanding and 319.0990 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Commodity L.P.

Statements of Financial Condition

	March 31, 2021 (Unaudited)	December 31, 2020
Assets:
Investment in the Funds (1), at fair value	$31,728,470	$17,078,330
Redemptions receivable from the Funds	76,075	3,064,522

Equity in trading account:
Unrestricted cash	74,294,364	56,900,738
Restricted cash	9,537,675	8,219,507
Net unrealized appreciation on open futures contracts	-	1,107,408
Net unrealized appreciation on open forward contracts	872,342	117,751
Options purchased, at fair value (premiums paid $2,274,073 and $2,487,075 at March 31, 2021 and December 31, 2020, respectively)	2,008,626	2,557,903

Total equity in trading account	86,713,007	68,903,307

Interest receivable	1,236	3,938

Total assets	$118,518,788	$89,050,097

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$663,618	$-
Options written, at fair value (premiums received $3,011,021 and $3,487,897 at March 31, 2021 and December 31, 2020, respectively)	2,706,439	2,801,304
Accrued expenses:
Ongoing selling agent fees	70,911	70,401
Management fees	96,480	107,535
General Partner fees	71,792	53,750
Incentive fees	6,802,246	613,765
Professional fees	210,990	179,079
Redemptions payable to General Partner	-	300,000
Redemptions payable to Limited Partners	1,158,242	1,284,827

Total liabilities	11,780,718	5,410,661

Partners’ Capital:
General Partner, Class Z, 774.9370 and 862.8760 Redeemable Units outstanding at March 31, 2021 and December 31, 2020, respectively	1,229,425	1,011,664
Limited Partners, Class A, 53,154.4397 and 56,256.1017 Redeemable Units outstanding at March 31, 2021 and December 31, 2020, respectively	104,219,432	81,673,675
Limited Partners, Class D, 600.0580 Redeemable Units outstanding at March 31, 2021 and December 31, 2020	932,968	690,828
Limited Partners, Class Z, 224.5500 Redeemable Units outstanding at March 31, 2021 and December 31, 2020	356,245	263,269

Total partners’ capital (net asset value)	106,738,070	83,639,436

Total liabilities and partners’ capital	$118,518,788	$89,050,097

Net asset value per Redeemable Unit:
Class A	$1,960.69	$1,451.82

Class D	$1,554.80	$1,151.27

Class Z	$1,586.48	$1,172.43

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Condensed Schedule of Investments

March 31, 2021

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	13,591	$(2,405,553)	(2.25)%
Grains	513	757,685	0.71
Indices	188	(75,841)	(0.07)
Livestock	62	111,380	0.10
Metals	101	(371,015)	(0.35)
Softs	608	(159,267)	(0.15)

Total futures contracts purchased		(2,142,611)	(2.01)

Futures Contracts Sold
Energy	11,331	1,851,606	1.74
Grains	339	(187,111)	(0.18)
Indices	59	5,725	0.01
Livestock	188	(312,734)	(0.29)
Metals	19	(850)	(0.00) *
Softs	301	122,357	0.11

Total futures contracts sold		1,478,993	1.39

Net unrealized depreciation on open futures contracts		$(663,618)	(0.62)%

Unrealized Appreciation on Open Forward Contracts
Metals	778	$4,075,272	3.82%

Total unrealized appreciation on open forward contracts		4,075,272	3.82

Unrealized Depreciation on Open Forward Contracts
Metals	695	(3,202,930)	(3.00)

Total unrealized depreciation on open forward contracts		(3,202,930)	(3.00)

Net unrealized appreciation on open forward contracts		$872,342	0.82%

Options Purchased
Calls
Energy	845	$1,409,004	1.32%
Metals	158	172,632	0.16
Softs	58	131,930	0.12
Puts
Energy	849	148,312	0.14
Livestock	37	43,510	0.04
Metals	26	103,238	0.10

Total options purchased (premiums paid $2,274,073)		$2,008,626	1.88%

Options Written
Calls
Energy	840	$(538,342)	(0.51)%
Grains	156	(383,663)	(0.36)
Livestock	14	(58,330)	(0.05)
Metals	169	(196,036)	(0.18)
Softs	39	(70,282)	(0.07)
Puts
Energy	1,092	(1,062,832)	(1.00)
Grains	81	(111,881)	(0.10)
Livestock	19	(9,880)	(0.01)
Metals	38	(177,920)	(0.17)
Softs	66	(97,273)	(0.09)

Total options written (premiums received $3,011,021)		$(2,706,439)	(2.54)%

		Fair Value	% of Partners’ Capital
Investment in the Funds
CMF NL Master Fund LLC		$4,250,027	3.98%
CMF GSL Master Fund LLC		27,478,443	25.75

Total investment in the Funds		$31,728,470	29.73%

*	Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Condensed Schedule of Investments

December 31, 2020

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1	$900	0.00 *%
Energy	12,660	(431,676)	(0.51)
Grains	690	1,028,067	1.23
Indices	85	(21,965)	(0.03)
Livestock	31	3,820	0.00 *
Metals	125	453,509	0.54
Softs	223	352,409	0.42

Total futures contracts purchased		1,385,064	1.65

Futures Contracts Sold
Energy	10,352	235,424	0.28
Grains	309	(357,181)	(0.43)
Indices	21	39,225	0.05
Livestock	35	(9,400)	(0.01)
Metals	17	18,138	0.02
Softs	163	(203,862)	(0.24)

Total futures contracts sold		(277,656)	(0.33)

Net unrealized appreciation on open futures contracts		$1,107,408	1.32%

Unrealized Appreciation on Open Forward Contracts
Metals	763	$3,792,274	4.53%

Total unrealized appreciation on open forward contracts		3,792,274	4.53

Unrealized Depreciation on Open Forward Contracts
Metals	817	(3,674,523)	(4.39)

Total unrealized depreciation on open forward contracts		(3,674,523)	(4.39)

Net unrealized appreciation on open forward contracts		$117,751	0.14%

Options Purchased
Calls
Energy	996	$1,591,576	1.90%
Metals	162	753,640	0.91
Puts
Energy	854	175,150	0.21
Metals	121	37,537	0.04

Total options purchased (premiums paid $2,487,075)		$2,557,903	3.06%

Options Written
Calls
Energy	1,312	$(616,333)	(0.74)%
Grains	53	(78,506)	(0.09)
Livestock	6	(12,600)	(0.02)
Metals	216	(820,669)	(0.98)
Softs	20	(59,550)	(0.07)
Puts
Energy	1,002	(1,200,786)	(1.44)
Metals	25	(3,275)	(0.00) *
Softs	6	(9,585)	(0.01)

Total options written (premiums received $3,487,897)		$(2,801,304)	(3.35)%

		Fair Value	% of Partners’ Capital
Investment in the Funds
CMF NL Master Fund LLC		$2,671,289	3.19%
CMF GSL Master Fund LLC		14,407,041	17.23

Total investment in the Funds		$17,078,330	20.42%

*	Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Investment Income:
Interest income	$6,623	$188,996
Interest income allocated from the Funds	2,509	53,479

Total investment income	9,132	242,475

Expenses:
Expenses allocated from the Funds	65,313	116,436
Clearing fees related to direct investments	302,542	284,370
Ongoing selling agent fees	196,540	448,633
Management fees	292,344	346,576
General Partner fees	199,084	170,621
Incentive fees	6,802,246	953,531
Professional fees	98,296	68,279

Total expenses	7,956,365	2,388,446

Net investment loss	(7,947,233)	(2,145,971)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	7,520,684	4,681,413
Net realized gains (losses) on closed contracts allocated from the Funds	31,007,246	(742,751)
Net change in unrealized gains (losses) on open contracts	(1,742,679)	(2,003,478)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	231,632	2,296,381

Total trading results	37,016,883	4,231,565

Net income (loss)	$29,069,650	$2,085,594

Net income (loss) per Redeemable Unit: *
Class A	$508.87	$31.79

Class D	$403.53	$28.44

Class Z	$414.05	$30.82

Weighted average Redeemable Units outstanding:
Class A	55,343.8350	65,596.5794

Class D	600.0580	600.0580

Class Z	1,058.1130	1,133.2943

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2019	$90,062,572	67,005.2267	$634,723	600.0580	$1,195,989	1,118.7550	$91,893,284	68,724.0397
Subscriptions - Limited Partners	25,000	18.6740	-	-	23,260	21.8090	48,260	40.4830
Redemptions - Limited Partners	(6,226,717)	(4,596.3000)	-	-	-	-	(6,226,717)	(4,596.3000)
Net income (loss)	2,033,315	-	17,067	-	35,212	-	2,085,594	-

Partners’ Capital, March 31, 2020	$85,894,170	62,427.6007	$651,790	600.0580	$1,254,461	1,140.5640	$87,800,421	64,168.2227

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2020	$81,673,675	56,256.1017	$690,828	600.0580	$1,274,933	1,087.4260	$83,639,436	57,943.5857
Subscriptions - Limited Partners	1,327,560	783.4600	-	-	-	-	1,327,560	783.4600
Redemptions - General Partner	-	-	-	-	(140,000)	(87.9390)	(140,000)	(87.9390)
Redemptions - Limited Partners	(7,158,576)	(3,885.1220)	-	-	-	-	(7,158,576)	(3,885.1220)
Net income (loss)	28,376,773	-	242,140	-	450,737	-	29,069,650	-

Partners’ Capital, March 31, 2021	$104,219,432	53,154.4397	$932,968	600.0580	$1,585,670	999.4870	$106,738,070	54,753.9847

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and is the trading manager (the “Trading Manager”) of NL Master (as defined below) and GSL Master (as defined below). The General Partner was also the Trading Manager of Aquantum Master (as defined below) prior to Aquantum Master’s termination. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

As of March 31, 2021, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Pan Capital Management L.P. (“Pan”), Northlander Commodity Advisors LLP (“Northlander”) and Geosol Capital, LLC (“Geosol”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. Effective December 31, 2020, Aquantum GmbH (“Aquantum”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may also include, as relevant, Aquantum. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co. and are not responsible for the organization or operation of the Partnership.

As of June 13, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to October 31, 2016 were deemed “Class A Redeemable Units.” Class Z Redeemable Units were first issued on January 1, 2017. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units were not changed. Class D Redeemable Units were first issued on July 1, 2018. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units and Class Z Redeemable Units were not changed. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” Class A Redeemable Units are and Class D Redeemable Units were available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that Class A Redeemable Units and Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the adjusted net assets of Class A Redeemable Units and Class D Redeemable Units, respectively, as of the end of each month, whereas Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee. For the period from July 1, 2020 to December 31, 2020, Class A Redeemable Units were subject to a monthly ongoing selling agent fee equal to 1/12 of 1.00% (a 1.00% annual rate) of the adjusted net assets of Class A Redeemable Units as of the end of each month. Prior to July 1, 2020, Class A Redeemable Units were subject to a monthly ongoing selling agent fee equal to 1/12 of 2.00% (a 2.00% annual rate) of the adjusted net assets of Class A Redeemable Units as of the end of each month. Effective January 1, 2021, the Partnership is no longer offering Class D Redeemable Units.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

During the reporting periods ended March 31, 2021 and 2020, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

Millburn, Ospraie and Pan directly trade the Partnership’s assets allocated to each Advisor through managed accounts in the name of the Partnership pursuant to Millburn’s Commodity Program, Ospraie’s Commodity Program and Pan’s Energy Trading Program, respectively.

The Partnership, CMF NL Master Fund LLC (“NL Master”) and CMF GSL Master Fund LLC (“GSL Master”) have entered, and (prior to its termination) CMF Aquantum Master Fund LLC (“Aquantum Master”) had entered, into futures brokerage account agreements with MS&Co. NL Master and GSL Master are collectively referred to as the “Funds.” References herein to the “Funds” may also include, as relevant, Aquantum Master. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, the execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

The Partnership has also entered into a selling agreement (as amended, the “Selling Agreement”) with Morgan Stanley Wealth Management. Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 0.75% per year of the adjusted month-end net assets of Class A Redeemable Units and Class D Redeemable Units, respectively. For the period from July 1, 2020 to December 31, 2020, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 1.0% per year of the adjusted month-end net assets of Class A Redeemable Units. Prior to July 1, 2020, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.0% per year of the adjusted month-end net assets of Class A Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A and Class D Redeemable Units in the Partnership. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

Effective January 1, 2021, the management fee paid to Millburn was reduced to 1/12 of 1.0% (1.0% per year) of the adjusted month-end Net Assets (as defined in its management agreement with the Partnership and the General Partner) allocated to Millburn and the incentive fee paid to Millburn was increased to 27.5% of New Trading Profits (as defined in its management agreement with the Partnership and the General Partner) earned by Millburn for the Partnership during the calendar year.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2021 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2021 and 2020. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2020. The December 31, 2020 information has been derived from the audited financial statements as of and for the year ended December 31, 2020.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2021 and 2020, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2021 and December 31, 2020, the amount of cash held for margin requirements was $9,537,675 and $8,219,507, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of ($25,341) (proceeds of $8,045) and ($83,897) (proceeds of $74,559) as of March 31, 2021 and December 31, 2020, respectively.

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

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2021 and 2020 were as follows. There were no Class Z limited partner Redeemable Units held from the close of business on December 31, 2019 to January 31, 2020.

	Three Months Ended					Three Months Ended
	March 31, 2021					March 31, 2020
	Class A	Class D		Class Z		Class A	Class D	Class Z **
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$649.12	$513.98		$523.75		$63.95	$50.51	$47.90
Net investment loss	(140.25)	(110.45)		(109.70)		(32.16)	(22.07)	(14.58)

Increase (decrease) for the period	508.87	403.53		414.05		31.79	28.44	33.32
Net asset value per Redeemable Unit, beginning of period	1,451.82	1,151.27		1,172.43		1,344.11	1,057.77	1,066.54

Net asset value per Redeemable Unit, end of period	$1,960.69	$1,554.80		$1,586.48		$1,375.90	$1,086.21	$1,099.86

	Three Months Ended					Three Months Ended
	March 31, 2021					March 31, 2020
	Class A	Class D		Class Z		Class A	Class D	Class Z **
Ratios to Average Limited Partners’ Capital: ***
Net investment loss ****	(12.0)%	(11.8)%		(11.0)%		(6.5)%	(5.2)%	(4.3)%

Operating expenses	4.9%	4.9	%	4.0	%	6.5%	5.2%	4.4%
Incentive fees	7.1%	7.0	%	7.0	%	1.1%	1.1%	0.8%

Total expenses	12.0%	11.9	%	11.0	%	7.6%	6.3%	5.2%

Total return:
Total return before incentive fees	43.3%	43.2	%	43.5	%	3.4%	3.8%	3.9%
Incentive fees	(8.2)%	(8.1)%		(8.2)%		(1.0)%	(1.1)%	(0.8)%

Total return after incentive fees	35.1%	35.1	%	35.3	%	2.4%	2.7%	3.1%

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

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2021 and 2020 were 26,095 and 30,604, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2021 and 2020 were 1,691 and 1,308, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended March 31, 2021 and 2020 were 4,539 and 1,412, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds for indirect trading and allocated to the Funds’ members, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2021 and December 31, 2020, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
March 31, 2021	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$11,193,485	$(11,193,485)	$-	$-	$-	$-
Forwards	4,075,272	(3,202,930)	872,342	-	-	872,342

Total assets	$15,268,757	$(14,396,415)	$872,342	$-	$-	$872,342

Liabilities
Futures	$(11,857,103)	$11,193,485	$(663,618)	$-	$663,618	$-
Forwards	(3,202,930)	3,202,930	-	-	-	-

Total liabilities	$(15,060,033)	$14,396,415	$(663,618)	$-	$663,618	$-

Net fair value						$872,342	*

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2020	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$10,247,949	$(9,140,541)	$1,107,408	$-	$-	$1,107,408
Forwards	3,792,274	(3,674,523)	117,751	-	-	117,751

Total assets	$14,040,223	$(12,815,064)	$1,225,159	$-	$-	$1,225,159

Liabilities
Futures	$(9,140,541)	$9,140,541	$-	$-	$-	$-
Forwards	(3,674,523)	3,674,523	-	-	-	-

Total liabilities	$(12,815,064)	$12,815,064	$-	$-	$-	$-

Net fair value						$1,225,159	*

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2021 and December 31, 2020, respectively.

	March 31, 2021
Assets
Futures Contracts
Energy	$9,983,653
Grains	844,908
Indices	11,716
Livestock	111,790
Metals	77,455
Softs	163,963

Total unrealized appreciation on open futures contracts	11,193,485

Liabilities
Futures Contracts
Energy	(10,537,600)
Grains	(274,334)
Indices	(81,832)
Livestock	(313,144)
Metals	(449,320)
Softs	(200,873)

Total unrealized depreciation on open futures contracts	(11,857,103)

Net unrealized depreciation on open futures contracts	$(663,618)	*

Assets
Forward Contracts
Metals	$4,075,272

Total unrealized appreciation on open forward contracts	4,075,272

Liabilities
Forward Contracts
Metals	(3,202,930)

Total unrealized depreciation on open forward contracts	(3,202,930)

Net unrealized appreciation on open forward contracts	$872,342	**

Assets
Options Purchased
Energy	$1,557,316
Livestock	43,510
Metals	275,870
Softs	131,930

Total options purchased	$2,008,626	***

Liabilities
Options Written
Energy	$(1,601,174)
Grains	(495,544)
Livestock	(68,210)
Metals	(373,956)
Softs	(167,555)

Total options written	$(2,706,439)	****

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
Sector	2021		2020
Currencies	$(14,993)		$(188,714)
Energy	3,340,408		4,516,275
Grains	934,914		(33,931)
Indices	1,606,927		(90,214)
Livestock	(670,921)		(275,596)
Metals	457,531		(1,101,350)
Softs	124,139		(148,535)

Total	$5,778,005	*****	$2,677,935	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2021 and December 31, 2020 and for the periods ended March 31, 2021 and 2020, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$11,193,485	$11,193,485	$-	$-
Forwards	4,075,272	-	4,075,272	-
Options purchased	2,008,626	2,008,626	-	-

Total assets	$17,277,383	$13,202,111	$4,075,272	$-

Liabilities
Futures	$11,857,103	$11,857,103	$-	$-
Forwards	3,202,930	-	3,202,930	-
Options written	2,706,439	2,706,439	-	-

Total liabilities	$17,766,472	$14,563,542	$3,202,930	$-

December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$10,247,949	$10,247,949	$-	$-
Forwards	3,792,274	-	3,792,274	-
Options purchased	2,557,903	2,557,903	-	-

Total assets	$16,598,126	$12,805,852	$3,792,274	$-

Liabilities
Futures	$9,140,541	$9,140,541	$-	$-
Forwards	3,674,523	-	3,674,523	-
Options written	2,801,304	2,801,304	-	-

Total liabilities	$15,616,368	$11,941,845	$3,674,523	$-

6.	Investment in the Funds:

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

On November 1, 2020, the Partnership allocated a portion of its assets to GSL Master, a limited liability company organized under the limited liability company laws of the State of Delaware. GSL Master permits accounts managed by Geosol using Geosol’s U.S. Power and Natural Gas Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the trading manager of GSL Master. Individual and pooled accounts currently managed by Geosol, including the Partnership, are permitted to be members of GSL Master. The Trading Manager and Geosol believe that trading through the master/feeder structure should promote efficiency and economy in the trading process. The Trading Manager and Geosol have agreed that the volatility applied to the assets allocated to Geosol shall initially be 50.0% (one half) of the volatility typically employed for the trading of the program.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

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

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2021.

The Partnership’s/Funds’ trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Partnership/Funds engage in such trading through commodity brokerage accounts maintained with MS&Co.

Generally, a member in the Funds withdraws all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the Trading Manager at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the member elects to redeem and informs the Funds. However, a member may request a withdrawal as of the end of any day if such request is received by the Trading Manager at least three days in advance of the proposed withdrawal date.

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

At March 31, 2021, the Partnership owned approximately 23.6% of NL Master and 100% of GSL Master. At December 31, 2020, the Partnership owned approximately 18.6% of NL Master and 100% of GSL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	March 31, 2021
	Total Assets	Total Liabilities	Total Capital
GSL Master	$27,638,518	$160,513	$27,478,005
NL Master	18,096,845	73,161	18,023,684

	December 31, 2020
	Total Assets	Total Liabilities	Total Capital
GSL Master	$14,472,056	$65,928	$14,406,128
NL Master	14,423,589	85,616	14,337,973

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
GSL Master	$(55,028)	$30,626,597	$30,571,569
NL Master	(37,646)	2,842,858	2,805,212

	For the three months ended March 31, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$12,428	$752,782	$765,210
Aquantum Master	(136,229)	2,944,697	2,808,468

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

Funds	March 31, 2021		For the three months ended March 31, 2021				Investment Objective	Redemptions Permitted
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
				Clearing Fees	Professional Fees
GSL Master	25.75%	$27,478,443	$30,628,832	$40,012	$17,251	$30,571,569	Commodity Portfolio	Monthly
NL Master	3.98%	4,250,027	612,555	5,056	2,994	604,505	Commodity Portfolio	Monthly

		$31,728,470	$31,241,387	$45,068	$20,245	$31,176,074

Funds	December 31, 2020		For the three months ended March 31, 2020				Investment Objective	Redemptions Permitted
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
				Clearing Fees	Professional Fees
GSL Master (a)	17.23%	$14,407,041	$-	$-	$-	$-	Commodity Portfolio	Monthly
NL Master	3.19%	2,671,289	145,523	5,308	3,157	137,058	Commodity Portfolio	Monthly
Aquantum Master	- %	-	1,461,586	99,759	8,212	1,353,615	Commodity Portfolio	Monthly

		$17,078,330	$1,607,109	$105,067	$11,369	$1,490,673

(a)	The Partnership first invested into GSL Master on November 1, 2020.

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

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

Ceres Tactical Commodity L.P.

Notes to Financial Statements

(Unaudited)

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2021.

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

For the three months ended March 31, 2021, Partnership capital increased 27.6% from $83,639,436 to $106,738,070. This increase was attributable to subscriptions of 783.4600 Class A limited partner Redeemable Units totaling $1,327,560 and net income of $29,069,650 which was partially offset by redemptions of 3,885.1220 Class A limited partner Redeemable Units totaling $7,158,576 and redemptions of 87.9390 Class Z General Partner Redeemable Units totaling $140,000. Future redemptions can impact the amount of funds available for direct investments and investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2021, the net asset value per Redeemable Unit for Class A increased 35.1% from $1,451.82 to $1,960.69 as compared to an increase of 2.4% in the first quarter of 2020. During the Partnership’s first quarter of 2021, the net asset value per Redeemable Unit for Class D increased 35.1% from $1,151.27 to $1,554.80 as compared to an increase of 2.7% in the first quarter of 2020. During the Partnership’s first quarter of 2021, the net asset value per Redeemable Unit for Class Z increased 35.3% from $1,172.43 to $1,586.48 as compared to an increase of 2.9% in the first quarter of 2020. The Partnership experienced a net trading gain before fees and expenses during the first quarter of 2021 of $37,016,883. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, metals and softs and were partially offset by losses in currencies and livestock. The Partnership experienced a net trading gain before fees and expenses during the first quarter of 2020 of $4,231,565. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy and were partially offset by losses in currencies, grains, livestock, metals and softs.

The most notable gains were experienced during February from long positions in U.S. electrical power futures as extreme cold weather severely impacted parts of the U.S., driving power futures prices dramatically higher. Additional gains in this sector were recorded during January and February from long positions in natural gas, crude oil, refined oil products, and carbon emissions allowance futures. Gains within the grains markets were achieved throughout the quarter primarily from long positions in corn futures as strong consumer demand and supply constraints pushed prices higher. Within the metals markets, gains were recorded during February from long positions in copper futures as the outlook for global industrial growth boosted industrial metals prices. During February, further gains were achieved within the soft commodities from long positions in coffee futures as prices advanced amid reports of weaker-than-normal harvests in South America. The Partnership’s overall trading gains for the quarter were partially offset by small trading losses within the livestock markets from short positions in lean hog futures as an outlook for increased consumer demand moved pork prices higher throughout a majority of the quarter.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase not only the risks involved in commodity trading, but also the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other factors, changing supply and demand relationships, weather, pandemics, epidemics and other health crises, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership/Funds expect to increase capital through operations.

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three months ended March 31, 2021 decreased by $233,343 as compared to the corresponding period in 2020. The decrease in interest income was primarily due to lower interest rates during the three months ended March 31, 2021 as compared to the corresponding period in 2020. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2021 increased by $18,172 as compared to the corresponding period in 2020. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three months ended March 31, 2021 as compared to the corresponding period in 2020.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2021 decreased by $252,093 as compared to the corresponding period in 2020. This decrease was due to a reduction in the ongoing selling agent fee rate to 1/12 of 0.75% for Class A Redeemable Units effective January 1, 2021.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2021 decreased by $54,232 as compared to the corresponding period in 2020. This decrease was due to lower average management fee rates during the three months ended March 31, 2021 as compared to the corresponding period in 2020.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2021 increased by $28,463 as compared to the corresponding period in 2020. This increase was due to higher average net assets during the three months ended March 31, 2021 as compared to the corresponding period in 2020.

Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three months ended March 31, 2021 and 2020 resulted in incentive fees of $6,802,246 and $953,531, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

As of March 31, 2021 and December 31, 2020, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2021	March 31, 2021 (percentage of Partners’ Capital)	December 31, 2020	December 31, 2020 (percentage of Partners’ Capital)
Millburn	$27,721,122	26%	$26,515,021	32%
Ospraie	21,871,050	21%	19,078,857	23%
Pan	17,058,179	16%	19,438,951	23%
Northlander	4,250,027	4%	2,671,288	3%
Geosol	21,514,926	20%	15,935,319	19%
Unallocated	14,322,766	13%	-	0%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. Northlander and Geosol trade, and prior to its termination on December 31, 2020, Aquantum traded, the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have or had been granted limited authority to make trading decisions. Millburn, Ospraie and Pan directly trade managed accounts in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e in the managed accounts in the Partnership’s name traded by certain Advisors) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2021. As of March 31, 2021, the Partnership’s total capitalization was $106,738,070.

March 31, 2021

Market Sector	Value at Risk	% of Total Capitalization
Energy	$7,323,059	6.86%
Grains	1,842,907	1.73
Livestock	409,825	0.38
Metals	2,111,798	1.98
Softs	1,059,546	0.99

Total	$12,747,135	11.94%

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2020. As of December 31, 2020, the Partnership’s total capitalization was $83,639,436.

December 31, 2020

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$2,970	0.00	*%
Energy	5,401,797	6.46
Grains	836,546	1.00
Livestock	92,931	0.11
Metals	1,778,095	2.13
Softs	454,271	0.54

Total	$8,566,610	10.24%

*	Due to rounding.

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds as of March 31, 2021 and December 31, 2020, and the highest, lowest and average values during the three months ended March 31, 2021 and the twelve months ended December 31, 2020. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2021 and December 31, 2020, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2021

			Three Months Ended March 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$4,391,036	4.11%	$4,753,726	$1,935,700	$3,347,601
Grains	1,842,907	1.73	1,842,907	750,622	1,246,266
Livestock	409,825	0.38	748,599	92,931	467,283
Metals	2,111,798	1.98	2,702,004	1,133,999	1,987,855
Softs	1,059,546	0.99	1,213,593	454,271	909,946

Total	$9,815,112	9.19%

*	Average of daily Values at Risk.

December 31, 2020

				Twelve Months Ended December 31, 2020
Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$2,970	0.00	**%	$187,110	$-	$67,616
Energy	4,858,983	5.81		7,529,589	2,795,788	4,664,387
Grains	836,546	1.00		909,093	224,559	538,914
Livestock	92,931	0.11		2,310,147	34,155	471,662
Metals	1,778,095	2.13		4,154,439	772,122	2,042,098
Softs	454,271	0.54		2,102,795	283,943	947,726

Total	$8,023,796	9.59%

*	Annual average of daily Values at Risk.
**	Due to rounding.

As of March 31, 2021, GSL Master’s total capitalization was $27,478,005, and the Partnership owned 100% of GSL Master. As of March 31, 2021, GSL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to GSL Master for trading) was as follows:

March 31, 2021

			Three Months Ended March 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$2,457,674	8.94%	$2,457,674	$31,198	$369,119

Total	$2,457,674	8.94%

*	Average of daily Values at Risk.

As of December 31, 2020, GSL Master’s total capitalization was $14,406,128, and the Partnership owned 100% of GSL Master. As of December 31, 2020, GSL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to GSL Master for trading) was as follows:

December 31, 2020

			Twelve Months Ended December 31, 2020 *
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk **
Energy	$249,003	1.73%	$500,744	$27,781	$213,814

Total	$249,003	1.73%

*	From November 1, 2020, commencement of operations for GSL Master, through December 31, 2020.
**	Annual average of daily Values at Risk.

As of March 31, 2021, NL Master’s total capitalization was $18,023,684, and the Partnership owned approximately 23.6% of NL Master. As of March 31, 2021, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to NL Master for trading) was as follows:

March 31, 2021

			Three Months Ended March 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$2,009,952	11.15%	$2,126,456	$1,349,006	$1,652,854

Total	$2,009,952	11.15%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint related to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserted claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. On March 22, 2021, the parties entered into a settlement agreement. On April 16, 2021, the court entered a stipulation of voluntary discontinuance, with prejudice.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2021, there were subscriptions of 783.4600 Class A Redeemable Units totaling $1,327,560. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interest in commodity pools.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	935.5950	$ 1,449.58	N/A	N/A
February 1, 2021 - February 28, 2021	2,358.7950	$ 1,968.85	N/A	N/A
March 1, 2021 - March 31, 2021	590.7320	$ 1,960.69	N/A	N/A
	3,885.1220	$ 1,842.56

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

Item 3.   Defaults Upon Senior Securities. None.

Item 4.   Mine Safety Disclosures. Not Applicable.

Item 5.   Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2020 could impact the operations and financial performance of the Partnership’s investments subsequent to March 31, 2021. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

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

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 12, 2021

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director (Principal Accounting Officer)

Date:	May 12, 2021

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.