Form 10-Q
period 2021-06-30
Ceres Tactical Commodity L.P.
filed 2021-08-11
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR (    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
12b-2
of the Exchange Act).
Yes

    No
X
As of July 31, 2021, 54,055.2797 Limited Partnership Class A Redeemable Units were outstanding, 600.0580 Limited Partnership Class D Redeemable Units were outstanding and 364.0370 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Commodity L.P.
Statements of Financial Condition

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets:
Investment in the Funds (1) , at fair value	$35,634,068	$17,078,330
Redemptions receivable from the Funds	86,606	3,064,522

Equity in trading account:
Unrestricted cash	76,170,423	56,900,738
Restricted cash	5,127,117	8,219,507
Net unrealized appreciation on open futures contracts	3,092,347	1,107,408
Net unrealized appreciation on open forward contracts	238,605	117,751
Options purchased, at fair value (premiums paid $2,674,587 and $2,487,075 at June 30, 2021 and December 31, 2020, respectively)	3,946,158	2,557,903

Total equity in trading account	88,574,650	68,903,307

Interest receivable	1,199	3,938

Total assets	$124,296,523	$89,050,097

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $2,500,103 and $3,487,897 at June 30, 2021 and December 31, 2020, respectively)	$2,041,150	$2,801,304
Accrued expenses:
Ongoing selling agent fees	75,159	70,401
Management fees	107,628	107,535
General Partner fees	76,249	53,750
Incentive fees	8,014,216	613,765
Professional fees	182,481	179,079
Redemptions payable to General Partner	-	300,000
Redemptions payable to Limited Partners	219,112	1,284,827

Total liabilities	10,715,995	5,410,661

Partners’ Capital:
General Partner, Class Z, 774.9370 and 862.8760 Redeemable Units outstanding at June 30, 2021 and December 31, 2020, respectively	1,301,765	1,011,664
Limited Partners, Class A, 53,444.4687 and 56,256.1017 Redeemable Units outstanding at June 30, 2021 and December 31, 2020, respectively	110,731,359	81,673,675
Limited Partners, Class D, 600.0580 Redeemable Units outstanding at June 30, 2021 and December 31, 2020	985,883	690,828
Limited Partners, Class Z, 334.2720 and 224.5500 Redeemable Units outstanding at June 30, 2021 and December 31, 2020, respectively	561,521	263,269

Total partners’ capital (net asset value)	113,580,528	83,639,436

Total liabilities and partners’ capital	$124,296,523	$89,050,097

Net asset value per Redeemable Unit:
Class A	$2,071.90	$1,451.82

Class D	$1,642.98	$1,151.27

Class Z	$1,679.83	$1,172.43

(1)
      Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
June 30, 2021
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	18	$(28,323)	(0.02)%
Energy
NATURAL GAS FUTR Aug 21 - Dec 24	9,511	16,193,310	14.26
NAT GAS LAST DAY Oct 21 - Dec 22	1,115	10,458,630	9.21
Other	5,271	4,010,840	3.53
Grains	185	446,998	0.39
Indices	491	12,497	0.01
Livestock	29	13,190	0.01
Metals	63	(18,585)	(0.02)
Softs	414	272,925	0.24

Total futures contracts purchased		31,361,482	27.61

Futures Contracts Sold
Energy
NATURAL GAS FUTR Aug 21 - Mar 25	9,605	(15,675,510)	(13.80)
NAT GAS LAST DAY Jan 22 - Oct 22	882	(8,082,400)	(7.12)
Other	5,465	(3,574,348)	(3.15)
Grains	417	(763,838)	(0.67)
Indices	198	(11,255)	(0.01)
Livestock	26	(6,530)	(0.01)
Metals	29	(49,842)	(0.04)
Softs	254	(105,412)	(0.09)

Total futures contracts sold		(28,269,135)	(24.89)

Net unrealized appreciation on open futures contracts		$3,092,347	2.72%

Unrealized Appreciation on Open Forward Contracts
Metals	615	$1,912,575	1.68%

Total unrealized appreciation on open forward contracts		1,912,575	1.68

Unrealized Depreciation on Open Forward Contracts
Metals	564	(1,673,970)	(1.47)

Total unrealized depreciation on open forward contracts		(1,673,970)	(1.47)

Net unrealized appreciation on open forward contracts		$238,605	0.21%

Options Purchased
Calls
Energy	1,124	$3,696,749	3.25%
Metals	113	111,020	0.10
Softs	12	3,360	0.00 *
Puts
Energy	998	97,100	0.09
Metals	21	37,929	0.03

Total options purchased (premiums paid $2,674,587)		$3,946,158	3.47%

Options Written
Calls
Energy	918	$(1,147,394)	(1.01)%
Grains	6	(6,038)	(0.01)
Metals	93	(79,745)	(0.07)
Softs	12	(70,785)	(0.06)
Puts
Energy	1,036	(592,076)	(0.52)
Metals	39	(60,431)	(0.05)
Softs	44	(84,681)	(0.08)

Total options written (premiums received $2,500,103)		$(2,041,150)	(1.80)%

		Fair Value	% of Partners’ Capital
Investment in the Funds
CMF NL Master Fund LLC		$8,877,808	7.82%
CMF GSL Master Fund LLC		26,756,260	23.55

Total investment in the Funds		$35,634,068	31.37%

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

Ceres Tactical Commodity L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income:
Interest income	$2,037	$17,085	$8,660	$206,081
Interest income allocated from the Funds	868	3,459	3,377	56,938

Total investment income	2,905	20,544	12,037	263,019

Expenses:
Expenses allocated from the Funds	68,337	78,519	133,650	194,955
Clearing fees related to direct investments	269,968	153,583	572,510	437,953
Ongoing selling agent fees	220,752	438,767	417,292	887,400
Management fees	315,012	345,268	607,356	691,844
General Partner fees	223,914	167,131	422,998	337,752
Incentive fees	1,545,559	72,885	8,347,805	1,026,416
Professional fees	110,478	78,412	208,774	146,691

Total expenses	2,754,020	1,334,565	10,710,385	3,723,011

Net investment loss	(2,751,115)	(1,314,021)	(10,698,348)	(3,459,992)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	2,668,985	5,466,587	10,189,669	10,148,000
Net realized gains (losses) on closed contracts allocated from the Funds	407,084	593,462	31,414,330	(149,289)
Net change in unrealized gains (losses) on open contracts	4,814,235	(2,979,791)	3,071,556	(4,983,269)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	963,657	(2,159,361)	1,195,289	137,020

Total trading results	8,853,961	920,897	45,870,844	5,152,462

Net income (loss)	$6,102,846	$(393,124)	$35,172,496	$1,692,470

Net income (loss) per Redeemable Unit: *
Class A	$111.21	$(7.40)	$620.08	$24.39

Class D	$88.18	$(2.39)	$491.71	$26.05

Class Z	$93.35	$(0.33)	$507.40	$30.49

Weighted average Redeemable Units outstanding:
Class A	53,459.2600	61,514.9947	54,401.5475	63,555.7870

Class D	600.0580	600.0580	600.0580	600.0580

Class Z	1,099.0937	1,155.4067	1,078.6033	1,144.3505

*   Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Changes in Partners’ Capital
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2019	$90,062,572	67,005.2267	$634,723	600.0580	$1,195,989	1,118.7550	$91,893,284	68,724.0397
Subscriptions - Limited Partners	247,933	177.9210	-	-	73,260	66.3370	321,193	244.2580
Redemptions - Limited Partners	(10,315,152)	(7,527.7010)	-	-	-	-	(10,315,152)	(7,527.7010)
Net income (loss)	1,643,040	-	15,630	-	33,800	-	1,692,470	-

Partners’ Capital, June 30, 2020	$81,638,393	59,655.4467	$650,353	600.0580	$1,303,049	1,185.0920	$83,591,795	61,440.5967

Partners’ Capital, March 31, 2020	$85,894,170	62,427.6007	$651,790	600.0580	$1,254,461	1,140.5640	$87,800,421	64,168.2227
Subscriptions - Limited Partners	222,933	159.2470	-	-	50,000	44.5280	272,933	203.7750
Redemptions - Limited Partners	(4,088,435)	(2,931.4010)	-	-	-	-	(4,088,435)	(2,931.4010)
Net income (loss)	(390,275)	-	(1,437)	-	(1,412)	-	(393,124)	-

Partners’ Capital, June 30, 2020	$81,638,393	59,655.4467	$650,353	600.0580	$1,303,049	1,185.0920	$83,591,795	61,440.5967

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2020	$81,673,675	56,256.1017	$690,828	600.0580	$1,274,933	1,087.4260	$83,639,436	57,943.5857
Subscriptions - Limited Partners	3,517,560	1,874.1270	-	-	175,000	109.7220	3,692,560	1,983.8490
Redemptions - General Partner	-	-	-	-	(140,000)	(87.9390)	(140,000)	(87.9390)
Redemptions - Limited Partners	(8,783,964)	(4,685.7600)	-	-	-	-	(8,783,964)	(4,685.7600)
Net income (loss)	34,324,088	-	295,055	-	553,353	-	35,172,496	-

Partners’ Capital, June 30, 2021	$110,731,359	53,444.4687	$985,883	600.0580	$1,863,286	1,109.2090	$113,580,528	55,153.7357

Partners’ Capital, March 31, 2021	$104,219,432	53,154.4397	$932,968	600.0580	$1,585,670	999.4870	$106,738,070	54,753.9847
Subscriptions - Limited Partners	2,190,000	1,090.6670	-	-	175,000	109.7220	2,365,000	1,200.3890
Redemptions - Limited Partners	(1,625,388)	(800.6380)	-	-	-	-	(1,625,388)	(800.6380)
Net income (loss)	5,947,315	-	52,915	-	102,616	-	6,102,846	-

Partners’ Capital, June 30, 2021	$110,731,359	53,444.4687	$985,883	600.0580	$1,863,286	1,109.2090	$113,580,528	55,153.7357

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
As of June 30, 2021, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Pan Capital Management L.P. (“Pan”), Northlander Commodity Advisors LLP (“Northlander”) and Geosol Capital, LLC (“Geosol”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. Effective December 31, 2020, Aquantum GmbH (“Aquantum”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may also include, as relevant, Aquantum. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co. and are not responsible for the organization or operation of the Partnership.
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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

During the reporting periods ended June 30, 2021 and 2020, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2021 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2021 and 2020. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2020. The December 31, 2020 information has been derived from the audited financial statements as of and for the year ended December 31, 2020.
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2021 and 2020, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.
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
Partnership’s Cash
. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2021 and December 31, 2020, the amount of cash held for margin requirements was $5,127,117 and $8,219,507, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $24,199 (cost of $40,877) and ($83,897) (proceeds of $74,559) as of June 30, 2021 and December 31, 2020, respectively.
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
Investment Company Status
. The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Accounting Standards Update
2013-08
“Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”
and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

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
Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2021 and 2020 were as follows. There were no Class Z limited partner Redeemable Units held from the close of business on December 31, 2019 to January 31, 2020.

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020						Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Class A	Class D	Class Z	Class A		Class D		Class Z		Class A	Class D	Class Z	Class A	Class D	Class Z **
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$161.46	$128.02	$130.75	$13.63		$10.51		$5.08		$812.13	$642.00	$641.37	$77.94	$61.02	$49.80
Net investment loss	(50.25)	(39.84)	(37.40)	(21.03)		(12.90)		(5.41)		(192.05)	(150.29)	(133.97)	(53.55)	(34.97)	(16.81)

Increase (decrease) for the period	111.21	88.18	93.35	(7.40)		(2.39)		(0.33)		620.08	491.71	507.40	24.39	26.05	32.99
Net asset value per Redeemable Unit, beginning of period	1,960.69	1,554.80	1,586.48	1,375.90		1,086.21		1,099.86		1,451.82	1,151.27	1,172.43	1,344.11	1,057.77	1,066.54

Net asset value per Redeemable Unit, end of period	$2,071.90	$1,642.98	$1,679.83	$1,368.50		$1,083.82		$1,099.53		$2,071.90	$1,642.98	$1,679.83	$1,368.50	$1,083.82	$1,099.53

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020						Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Class A	Class D	Class Z	Class A		Class D		Class Z		Class A	Class D	Class Z	Class A	Class D	Class Z **
Ratios to Average Limited Partners’ Capital: ***
Net investment loss ****	(5.8)%	(5.8)%	(5.4)%	(5.9)%		(4.6)%		(3.6)%		(12.9)%	(12.6)%	(10.9)%	(6.8)%	(5.4)%	(3.9)%

Operating expenses	4.4%	4.4%	3.9%	5.9%		4.6%		4.3%		4.7%	4.6%	3.9%	6.2%	4.9%	4.2%
Incentive fees	1.4%	1.4%	1.5%	0.1%		0.1%		(0.5)%		8.2%	8.0%	7.1%	1.2%	1.1%	0.0%	*	****

Total expenses	5.8%	5.8%	5.4%	6.0%		4.7%		3.8%		12.9%	12.6%	11.0%	7.4%	6.0%	4.2%

Total return:
Total return before incentive fees	7.1%	7.1%	7.3%	(0.5)%		(0.2)%		(0.5)%		53.0%	52.8%	52.3%	3.0%	3.6%	3.1%
Incentive fees	(1.4)%	(1.4)%	(1.4)%	(0.0)%	*****	(0.0)%	*****	0.5%		(10.3)%	(10.1)%	(9.0)%	(1.2)%	(1.1)%	(0.0)%	*	****

Total return after incentive fees	5.7%	5.7%	5.9%	(0.5)%		(0.2)%		(0.0)%	*****	42.7%	42.7%	43.3%	1.8%	2.5%	3.1%

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
have been met.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2021 and 2020 were 33,170 and 27,541, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2021 and 2020 were 29,632 and 29,073, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2021 and 2020 were 1,477 and 1,486, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2021 and 2020 were 1,584 and 1,397, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended June 30, 2021 and 2020 were 4,138 and 1,480, respectively. The monthly average number of option contracts traded directly by the Partnership during the six months ended June 30, 2021 and 2020 were 4,339 and 1,446, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.
All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds for indirect trading and allocated to the Funds’ members, including the Partnership.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2021 and December 31, 2020, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
June 30, 2021	Recognized	Condition	Condition	Instruments	Pledged *	Net Amount
Assets
Futures	$32,952,363	$(29,860,016)	$3,092,347	$-	$-	$3,092,347
Forwards	1,912,575	(1,673,970)	238,605	-	-	238,605

Total assets	$34,864,938	$(31,533,986)	$3,330,952	$-	$-	$3,330,952

Liabilities
Futures	$(29,860,016)	$29,860,016	$-	$-	$-	$-
Forwards	(1,673,970)	1,673,970	-	-	-	-

Total liabilities	$(31,533,986)	$31,533,986	$-	$-	$-	$-

Net fair value						$3,330,952	*

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2020	Recognized	Condition	Condition	Instruments	Pledged *	Net Amount
Assets
Futures	$10,247,949	$(9,140,541)	$1,107,408	$-	$-	$1,107,408
Forwards	3,792,274	(3,674,523)	117,751	-	-	117,751

Total assets	$14,040,223	$(12,815,064)	$1,225,159	$-	$-	$1,225,159

Liabilities
Futures	$(9,140,541)	$9,140,541	$-	$-	$-	$-
Forwards	(3,674,523)	3,674,523	-	-	-	-

Total liabilities	$(12,815,064)	$12,815,064	$-	$-	$-	$-

Net fair value						$1,225,159	*

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of June 30, 2021 and December 31, 2020, respectively.

	June 30,
	2021
Assets
Futures Contracts
Energy	$32,040,281
Grains	462,509
Indices	56,281
Livestock	14,440
Metals	75,130
Softs	303,722

Total unrealized appreciation on open futures contracts	32,952,363

Liabilities
Futures Contracts
Currencies	(28,323)
Energy	(28,709,759)
Grains	(779,349)
Indices	(55,039)
Livestock	(7,780)
Metals	(143,557)
Softs	(136,209)

Total unrealized depreciation on open futures contracts	(29,860,016)

Net unrealized appreciation on open futures contracts	$3,092,347	*

Assets
Forward Contracts
Metals	$1,912,575

Total unrealized appreciation on open forward contracts	1,912,575

Liabilities
Forward Contracts
Metals	(1,673,970)

Total unrealized depreciation on open forward contracts	(1,673,970)

Net unrealized appreciation on open forward contracts	$238,605	**

Assets
Options Purchased
Energy	$3,793,849
Metals	148,949
Softs	3,360

Total options purchased	$3,946,158	***

Liabilities
Options Written
Energy	$(1,739,470)
Grains	(6,038)
Metals	(140,176)
Softs	(155,466)

Total options written	$(2,041,150)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2021		2020		2021		2020
Currencies	$(13,519)		$(34,220)		$(28,512)		$(222,934)
Energy	5,775,961		1,587,363		9,116,369		6,103,638
Grains	(217,059)		333,698		717,855		299,767
Indices	22,468		414,454		1,629,395		324,240
Livestock	(240,073)		(201,528)		(910,994)		(477,124)
Metals	1,361,913		383,750		1,819,444		(717,600)
Softs	793,529		3,279		917,668		(145,256)

Total	$7,483,220	*****	$2,486,796	*****	$13,261,225	*****	$5,164,731	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2021 and December 31, 2020 and for the periods ended June 30, 2021 and 2020, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

June 30, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$32,952,363	$32,952,363	$-	$-
Forwards	1,912,575	-	1,912,575	-
Options purchased	3,946,158	3,946,158	-	-

Total assets	$38,811,096	$36,898,521	$1,912,575	$-

Liabilities
Futures	$29,860,016	$29,860,016	$-	$-
Forwards	1,673,970	-	1,673,970	-
Options written	2,041,150	2,041,150	-	-

Total liabilities	$33,575,136	$31,901,166	$1,673,970	$-

December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$10,247,949	$10,247,949	$-	$-
Forwards	3,792,274	-	3,792,274	-
Options purchased	2,557,903	2,557,903	-	-

Total assets	$16,598,126	$12,805,852	$3,792,274	$-

Liabilities
Futures	$9,140,541	$9,140,541	$-	$-
Forwards	3,674,523	-	3,674,523	-
Options written	2,801,304	2,801,304	-	-

Total liabilities	$15,616,368	$11,941,845	$3,674,523	$-

6.	Investment in the Funds:
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
The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2021.
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
At June 30, 2021, the Partnership owned approximately 30.1% of NL Master and 100% of GSL Master. At December 31, 2020, the Partnership owned approximately 18.6% of NL Master and 100% of GSL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	June 30, 2021

	Total Assets	Total Liabilities	Total Capital
GSL Master	$26,872,035	$116,172	$26,755,863
NL Master	33,138,510	3,611,129	29,527,381

	December 31, 2020

	Total Assets	Total Liabilities	Total Capital
GSL Master	$14,472,056	$65,928	$14,406,128
NL Master	14,423,589	85,616	14,337,973

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2021

	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
GSL Master	$(51,530)	$(478,377)	$(529,907)
NL Master	(59,284)	6,877,987	6,818,703

	For the six months ended June 30, 2021

	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
GSL Master	$(106,558)	$30,148,220	$30,041,662
NL Master	(96,930)	9,720,845	9,623,915

	For the three months ended June 30, 2020

	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$(29,211)	$(2,070,945)	$(2,100,156)
Aquantum Master	(144,298)	(2,484,374)	(2,628,672)

	For the six months ended June 30, 2020

	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$(16,783)	$(1,318,163)	$(1,334,946)
Aquantum Master	(280,527)	460,323	179,796
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds is shown in the following tables:

	June 30, 2021		For the three months ended June 30, 2021

	% of			Expenses		Net

	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
GSL Master	23.55%	$26,756,260	$(477,686)	$34,971	$17,250	$(529,907)	Commodity Portfolio	Monthly
NL Master	7.82%	8,877,808	1,849,295	12,352	3,764	1,833,179	Commodity Portfolio	Monthly

		$35,634,068	$1,371,609	$47,323	$21,014	$1,303,272

	June 30, 2021		For the six months ended June 30, 2021

	% of			Expenses		Net

	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
GSL Master	23.55%	$26,756,260	$30,151,146	$74,983	$34,501	$30,041,662	Commodity Portfolio	Monthly
NL Master	7.82%	8,877,808	2,461,850	17,408	6,758	2,437,684	Commodity Portfolio	Monthly

		$35,634,068	$32,612,996	$92,391	$41,259	$32,479,346

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

	December 31, 2020		For the three months ended June 30, 2020

	% of			Expenses		Net

	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
GSL Master (a)	17.23%	$14,407,041	$-	$-	$-	$-	Commodity Portfolio	Monthly
NL Master	3.19%	2,671,289	(380,570)	3,352	2,948	(386,870)	Commodity Portfolio	Monthly
Aquantum Master	-%	-	(1,181,870)	63,961	8,258	(1,254,089)	Commodity Portfolio	Monthly

		$17,078,330	$(1,562,440)	$67,313	$11,206	$(1,640,959)

	December 31, 2020		For the six months ended June 30, 2020

	% of			Expenses		Net

	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
GSL Master (a)	17.23%	$14,407,041	$-	$-	$-	$-	Commodity Portfolio	Monthly
NL Master	3.19%	2,671,289	(235,047)	8,660	6,105	(249,812)	Commodity Portfolio	Monthly
Aquantum Master	-%	-	279,716	163,720	16,470	99,526	Commodity Portfolio	Monthly

		$17,078,330	$44,669	$172,380	$22,575	$(150,286)

(a)	The Partnership first invested into GSL Master on November 1, 2020.

7.	Financial Instrument Risks:
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
Futures-Style Options
. The Partnership and the Funds may trade futures-style option contracts. Unlike traditional option contracts, the premiums for futures-style option contracts are not received or paid upon the onset of the trade. The premiums are recognized and received or paid as part of the sales price when the contract is closed. Similar to a futures contract, variation margin for the futures-style option contract may be made or received by the Partnership/Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership/Funds. Transactions in futures-style option contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Futures-style option contracts are presented as part of “Net unrealized appreciation on open futures contracts” or “Net unrealized depreciation on open futures contracts,” as applicable, in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on futures-style option contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.
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

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
Liquidity and Capital Resources
The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2021.
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
For the six months ended June 30, 2021, Partnership capital increased 35.8% from $83,639,436 to $113,580,528. This increase was attributable to subscriptions of 1,874.1270 Class A limited partner Redeemable Units totaling $3,517,560, subscriptions of 109.7220 Class Z limited partner Redeemable Units totaling $175,000 and net income of $35,172,496 which was partially offset by redemptions of 4,685.7600 Class A limited partner Redeemable Units totaling $8,783,964 and redemptions of 87.9390 Class Z General Partner Redeemable Units totaling $140,000. Future redemptions can impact the amount of funds available for direct investments and investment in the Funds in subsequent periods.
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

Results of Operations
During the Partnership’s second quarter of 2021, the net asset value per Redeemable Unit for Class A increased 5.7% from $1,960.69 to $2,071.90 as compared to a decrease of 0.5% in the second quarter of 2020. During the Partnership’s second quarter of 2021, the net asset value per Redeemable Unit for Class D increased 5.7% from $1,554.80 to $1,642.98 as compared to a decrease of 0.2% in the second quarter of 2020. During the Partnership’s second quarter of 2021, the net asset value per Redeemable Unit for Class Z increased 5.9% from $1,586.48 to $1,679.83 as compared to a decrease of 0.0% in the second quarter of 2020. The Partnership experienced a net trading gain before fees and expenses during the second quarter of 2021 of $8,853,961. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, metals and softs and were partially offset by losses in currencies, grains and livestock. The Partnership experienced a net trading gain before fees and expenses during the second quarter of 2020 of $920,897. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains and metals and were partially offset by losses in currencies, livestock and softs.
The most notable gains were achieved within the energy sector during April, May and June from long futures positions in crude oil, natural gas, and European carbon emissions as prices trended higher on an outlook for growing global energy demand. Within the metals sector, gains were recorded during April and May from long positions in gold and copper futures as prices advanced on a weakening U.S. dollar and diminishing global inventories. Additional gains were experienced from long positions in coffee futures during April and May as drought conditions threatened South American coffee harvests. The Partnership’s gains for the quarter were partially offset by losses within the livestock sector during May from short positions in lean hog futures as prices surged higher in anticipation of strong summer pork consumption demand. Within the grains markets, losses were recorded during April from short positions in wheat futures as prices rallied as industry reports indicated a decline in U.S. farm acreage dedicated to grain crops.
During the Partnership’s six months ended June 30, 2021, the net asset value per Redeemable Unit for Class A increased 42.7% from $1,451.82 to $2,071.90 as compared to an increase of 1.8% during the six months ended June 30, 2020. During the Partnership’s six months ended June 30, 2021, the net asset value per Redeemable Unit for Class D increased 42.7% from $1,151.27 to $1,642.98 as compared to an increase of 2.5% during the six months ended June 30, 2020. During the Partnership’s six months ended June 30, 2021, the net asset value per Redeemable Unit for Class Z increased 43.3% from $1,172.43 to $1,679.83 as compared to an increase of 2.9% during the six months ended June 30, 2020. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2021 of $45,870,844. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, metals and softs and were partially offset by losses in currencies and livestock. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2020 of $5,152,462. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy and grains and were partially offset by losses in currencies, livestock, metals and softs.
The most notable gains were experienced during February from long positions in U.S. electrical power futures as extreme cold weather severely impacted parts of the U.S., driving power futures prices dramatically higher. Additional gains in this sector were recorded during April, May and June from long futures positions in crude oil, natural gas, and European carbon emissions. Within the metals sector, gains were recorded during February, April, and May from long positions in copper futures as the outlook for global industrial growth boosted industrial metals prices. Further gains in the metals markets were recorded during April and May from long positions in gold futures. During February and April, further gains were achieved within the soft commodities from long positions in coffee futures as prices advanced amid reports of weaker-than-normal harvests in South America. Gains within the grains markets were achieved throughout the first quarter primarily from long positions in corn futures as strong consumer demand and supply constraints pushed prices higher. The Partnership’s overall trading gains for the first six months of the year were partially offset by losses within the livestock markets during a majority of the first and second quarters from short positions in lean hog futures as prices surged higher amid sign of strong demand for U.S. pork.
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
U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and six months ended June 30, 2021 decreased by $17,639 and $250,982, respectively, as compared to the corresponding periods in 2020. The decrease in interest income was primarily due to lower interest rates during the three and six months ended June 30, 2021 as compared to the corresponding periods in 2020. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.
Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2021 increased by $116,385 and $134,557, respectively, as compared to the corresponding periods in 2020. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and six months ended June 30, 2021 as compared to the corresponding periods in 2020.
Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2021 decreased by $218,015 and $470,108, respectively, as compared to the corresponding periods in 2020. This decrease was due to a reduction in the ongoing selling agent fee rate to 1/12 of 0.75% for Class A Redeemable Units effective January 1, 2021.
Management fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2021 decreased by $30,256 and $84,488, respectively, as compared to the corresponding periods in 2020. This decrease was due to lower average management fee rates during the three and six months ended June 30, 2021 as compared to the corresponding periods in 2020.
General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2021 increased by $56,783 and $85,246, respectively, as compared to the corresponding periods in 2020. This increase was due to higher average net assets during the three and six months ended June 30, 2021 as compared to the corresponding periods in 2020.
Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three and six months ended June 30, 2021 resulted in incentive fees of $1,545,559 and $8,347,805, respectively. Trading performance for the three and six months ended June 30, 2020 resulted in incentive fees of $72,885 and $1,026,416, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.
In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

As of June 30, 2021 and March 31, 2021, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2021	June 30, 2021 (percentage of Partners’ Capital)	March 31, 2021	March 31, 2021 (percentage of Partners’ Capital)
Millburn	$28,569,285	25%	$27,721,122	26%
Ospraie	24,083,937	21%	21,871,050	21%
Pan	19,228,071	17%	17,058,179	16%
Northlander	8,604,574	8%	4,250,027	4%
Geosol	20,937,316	18%	21,514,926	20%
Unallocated	12,157,345	11%	14,322,766	13%
For additional disclosures about operational and financial risk related to the
COVID-19
outbreak, refer to Part II, Item 5. “Other Information.” in this Form
10-Q.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk
.
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
10-K
for the year ended December 31, 2020.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2021. As of June 30, 2021, the Partnership’s total capitalization was $113,580,528.
June 30, 2021

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$39,490	0.03%
Energy	4,072,739	3.59
Grains	859,273	0.76
Livestock	63,718	0.06
Metals	1,153,257	1.01
Softs	575,612	0.51

Total	$6,764,089	5.96%

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
The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds as of June 30, 2021 and December 31, 2020, and the highest, lowest and average values during the three months ended June 30, 2021 and the twelve months ended December 31, 2020. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2021 and December 31, 2020, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:
June 30, 2021

			Three Months Ended June 30, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$39,490	0.03%	$39,490	$-	$11,668
Energy	2,459,025	2.17	5,573,677	2,350,389	3,477,062
Grains	859,273	0.76	1,803,095	309,656	1,067,396
Livestock	63,718	0.06	551,166	32,615	309,170
Metals	1,153,257	1.02	2,097,693	679,581	1,224,689
Softs	575,612	0.51	1,081,837	475,665	800,532

Total	$5,150,375	4.55%

*	Average of daily Values at Risk.
December 31, 2020

				Twelve Months Ended December 31, 2020
Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$2,970	0.00	** %	$187,110	$-	$67,616
Energy	4,858,983	5.81		7,529,589	2,795,788	4,664,387
Grains	836,546	1.00		909,093	224,559	538,914
Livestock	92,931	0.11		2,310,147	34,155	471,662
Metals	1,778,095	2.13		4,154,439	772,122	2,042,098
Softs	454,271	0.54		2,102,795	283,943	947,726

Total	$8,023,796	9.59%

*	Annual average of daily Values at Risk.
**	Due to rounding.
As of June 30, 2021, GSL Master’s total capitalization was $26,755,863, and the Partnership owned 100% of GSL Master. As of June 30, 2021, GSL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to GSL Master for trading) was as follows:
June 30, 2021

			Three Months Ended June 30, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$508,241	1.90%	$4,098,617	$78,172	$996,209

Total	$508,241	1.90%

*	Average of daily Values at Risk.

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
As of June 30, 2021, NL Master’s total capitalization was $29,527,381, and the Partnership owned approximately 30.1% of NL Master. As of June 30, 2021, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to NL Master for trading) was as follows:
June 30, 2021

			Three Months Ended June 30, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$3,672,669	12.44%	$3,672,669	$670,621	$2,375,168

Total	$3,672,669	12.44%

*	Average of daily Values at Risk.
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
Controls and Procedures
.
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
and
15d-15(e)
under the Exchange Act) as of June 30, 2021, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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

There were no changes in the Partnership’s
internal control over financial reporting
process during the fiscal quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.
Legal Proceedings
.
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
MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC
10-K
filings for 2020, 2019, 2018, 2017, 2016 and 2015. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at
www.morganstanley.com
. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2020 Audited Financial Statement.
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
Development Industrial Bank v. Morgan Stanley
 & Co. Incorporated et al.
, which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint related to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK
2006-1
CDO. The complaint asserted claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK
2006-1
CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. On March 22, 2021, the parties entered into a settlement agreement. On April 16, 2021, the court entered a stipulation of voluntary discontinuance, with prejudice.
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
On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled
California v. Morgan Stanley, et al.
, on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleged that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserted violations of the California False Claims Act and other state laws and sought treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.
Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of NY, the first of which is styled
Alaska Electrical Pension Fund v. BofA Secs., Inc., et al
. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled
In re GSE Bonds Antitrust Litigation
, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied MS&Co.’s motion to dismiss. On December 15, 2019, MS&Co. and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On June 16, 2020, the court granted final approval of the settlement.
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

Item 1A.
Risk Factors
.
There have been no material changes to the risk factors set forth under Part I, Item 1A. “
Risk Factors
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 and under Part II, Item 1A. “
Risk Factors
.” in the Partnership’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2021.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended June 30, 2021, there were subscriptions of 1,090.6670 Class A Redeemable Units totaling $2,190,000 and 109.7220 Class Z Redeemable Units totaling $175,000. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interest in commodity pools.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	267.8060	$ 2,008.03	N/A	N/A
May 1, 2021 - May 31, 2021	427.0780	$ 2,033.62	N/A	N/A
June 1, 2021 - June 30, 2021	105.7540	$ 2,071.90	N/A	N/A
	800.6380	$ 2,030.12

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
.
None.
Item 4.
Mine Safety Disclosures
.
Not Applicable.
Item 5.
Other Information
.
Certain impacts to public health conditions particular to the coronavirus
(COVID-19)
outbreak that occurred after December 31, 2020 could impact the operations and financial performance of the Partnership’s investments subsequent to June 30, 2021. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

Item 6.
Exhibits
.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).
32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).
32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 11, 2021

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	August 11, 2021
The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.