Form 10-Q
period 2021-09-30
Ceres Tactical Commodity L.P.
filed 2021-11-10
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

    No
X
As of October 31, 2021, 53,936.9967 Limited Partnership Class A Redeemable Units were outstanding, 600.0580 Limited Partnership Class D Redeemable Units were outstanding and 364.0370 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Commodity L.P.
Statements of Financial Condition

	September 30, 2021 (Unaudited)	December 31, 2020
Assets:
Investment in the Funds (1) , at fair value	$39,264,767	$17,078,330
Redemptions receivable from the Funds	846,570	3,064,522

Equity in trading account:
Unrestricted cash	73,509,341	56,900,738
Restricted cash	6,084,545	8,219,507
Net unrealized appreciation on open futures contracts	7,494,746	1,107,408
Net unrealized appreciation on open forward contracts	214,982	117,751
Options purchased, at fair value (premiums paid $5,048,726 and $2,487,075 at September 30, 2021 and December 31, 2020, respectively)	13,553,617	2,557,903

Total equity in trading account	100,857,231	68,903,307

Interest receivable	2,771	3,938

Total assets	$140,971,339	$89,050,097

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $4,882,812 and $3,487,897 at September 30, 2021 and December 31, 2020, respectively)	$8,401,603	$2,801,304
Accrued expenses:
Ongoing selling agent fees	81,487	70,401
Management fees	118,957	107,535
General Partner fees	82,665	53,750
Incentive fees	9,238,282	613,765
Professional fees	225,113	179,079
Redemptions payable to General Partner	-	300,000
Redemptions payable to Limited Partners	938,117	1,284,827

Total liabilities	19,086,224	5,410,661

Partners’ Capital:
General Partner, Class Z, 774.9370 and 862.8760 Redeemable Units outstanding at September 30, 2021 and December 31, 2020, respectively	1,381,626	1,011,664
Limited Partners, Class A, 54,138.0437 and 56,256.1017 Redeemable Units outstanding at September 30, 2021 and December 31, 2020, respectively	118,810,193	81,673,675
Limited Partners, Class D, 600.0580 Redeemable Units outstanding at September 30, 2021 and December 31, 2020	1,044,259	690,828
Limited Partners, Class Z, 364.0370 and 224.5500 Redeemable Units outstanding at September 30, 2021 and December 31, 2020, respectively	649,037	263,269

Total partners’ capital (net asset value)	121,885,115	83,639,436

Total liabilities and partners’ capital	$140,971,339	$89,050,097

Net asset value per Redeemable Unit:
Class A	$2,194.58	$1,451.82

Class D	$1,740.26	$1,151.27

Class Z	$1,782.89	$1,172.43

(1)	Defined in Note 1.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
September 30, 2021
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	17	$(18,490)	(0.02)%
Energy
NATURAL GAS FUTR Dec 21 - Dec 24	10,164	44,691,450	36.67
NAT GAS LAST DAY Dec 21 - Dec 22	1,071	29,777,960	24.43
Henry LD1 Fix FUT Nov 21 - Jan 24	1,388	7,489,338	6.15
Other	2,732	7,449,821	6.11
Grains	175	118,300	0.10
Indices	375	271,033	0.22
Livestock	43	21,021	0.02
Metals	37	(9,570)	(0.01)
Softs	282	805,989	0.66

Total futures contracts purchased		90,596,852	74.33

Futures Contracts Sold
Energy
NATURAL GAS FUTR Nov 21 - Mar 25	11,474	(45,620,655)	(37.43)
NAT GAS LAST DAY Jan 22 - Oct 22	834	(25,085,590)	(20.58)
Other	4,759	(11,076,017)	(9.09)
Grains	263	(87,965)	(0.07)
Indices	746	(729,322)	(0.60)
Livestock	26	(1,211)	(0.00) *
Metals	24	52,595	0.04
Softs	240	(553,941)	(0.45)

Total futures contracts sold		(83,102,106)	(68.18)

Net unrealized appreciation on open futures contracts		$7,494,746	6.15%

Unrealized Appreciation on Open Forward Contracts
Metals	567	$2,791,621	2.29%

Total unrealized appreciation on open forward contracts		2,791,621	2.29

Unrealized Depreciation on Open Forward Contracts
Metals	600	(2,576,639)	(2.11)

Total unrealized depreciation on open forward contracts		(2,576,639)	(2.11)

Net unrealized appreciation on open forward contracts		$214,982	0.18%

Options Purchased
Calls
Energy	1,716	$13,268,135	10.88%
Metals	60	80,847	0.07
Puts
Energy	902	80,124	0.07
Livestock	2	1,720	0.00 *
Metals	71	118,501	0.10
Softs	15	4,290	0.00 *

Total options purchased (premiums paid $5,048,726 )		$13,553,617	11.12%

Options Written
Calls
Energy	1,378	$(6,010,799)	(4.93)%
Livestock	22	(26,840)	(0.02)
Metals	51	(66,582)	(0.06)
Softs	5	(18,275)	(0.02)
Puts
Energy	2,096	(1,931,803)	(1.58)
Metals	78	(318,781)	(0.26)
Softs	39	(28,523)	(0.02)

Total options written (premiums received $4,882,812 )		$(8,401,603)	(6.89)%

		Fair Value	% of Partners’ Capital
Investment in the Funds
CMF NL Master Fund LLC		$11,696,842	9.60%
CMF GSL Master Fund LLC		27,567,925	22.62
Total investment in the Funds		$39,264,767	32.22%

*	Due to rounding.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
December 31, 2020

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1	$900	0.00	*	%
Energy	12,660	(431,676)	(0.51)
Grains	690	1,028,067	1.23
Indices	85	(21,965)	(0.03)
Livestock	31	3,820	0.00	*
Metals	125	453,509	0.54
Softs	223	352,409	0.42

Total futures contracts purchased		1,385,064	1.65

Futures Contracts Sold
Energy	10,352	235,424	0.28
Grains	309	(357,181)	(0.43)
Indices	21	39,225	0.05
Livestock	35	(9,400)	(0.01)
Metals	17	18,138	0.02
Softs	163	(203,862)	(0.24)

Total futures contracts sold		(277,656)	(0.33)

Net unrealized appreciation on open futures contracts		$1,107,408	1.32	%

Unrealized Appreciation on Open Forward Contracts
Metals	763	$3,792,274	4.53	%

Total unrealized appreciation on open forward contracts		3,792,274	4.53

Unrealized Depreciation on Open Forward Contracts
Metals	817	(3,674,523)	(4.39)

Total unrealized depreciation on open forward contracts		(3,674,523)	(4.39)

Net unrealized appreciation on open forward contracts		$117,751	0.14	%

Options Purchased
Calls
Energy	996	$1,591,576	1.90	%
Metals	162	753,640	0.91
Puts
Energy	854	175,150	0.21
Metals	121	37,537	0.04

Total options purchased (premiums paid $2,487,075 )		$2,557,903	3.06	%

Options Written
Calls
Energy	1,312	$(616,333)	(0.74)	%
Grains	53	(78,506)	(0.09)
Livestock	6	(12,600)	(0.02)
Metals	216	(820,669)	(0.98)
Softs	20	(59,550)	(0.07)
Puts
Energy	1,002	(1,200,786)	(1.44)
Metals	25	(3,275)	(0.00)	*
Softs	6	(9,585)	(0.01)

Total options written (premiums received $3,487,897 )		$(2,801,304)	(3.35)	%

		Fair Value	% of Partners’ Capital
Investment in the Funds
CMF NL Master Fund LLC		$2,671,289	3.19	%
CMF GSL Master Fund LLC		14,407,041	17.23

Total investment in the Funds		$17,078,330	20.42	%

*	Due to rounding.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income:
Interest income	$8,284	$16,175	$16,944	$222,256
Interest income allocated from the Funds	3,598	2,651	6,975	59,589

Total investment income	11,882	18,826	23,919	281,845

Expenses:
Expenses allocated from the Funds	63,481	42,466	197,131	237,421
Clearing fees related to direct investments	241,521	216,436	814,031	654,389
Ongoing selling agent fees	236,689	218,965	653,981	1,106,365
Management fees	343,661	343,655	951,017	1,035,499
General Partner fees	240,130	166,804	663,128	504,556
Incentive fees	1,766,430	1,251,629	10,114,235	2,278,045
Professional fees	111,544	101,148	320,318	247,839

Total expenses	3,003,456	2,341,103	13,713,841	6,064,114

Net investment loss	(2,991,574)	(2,322,277)	(13,689,922)	(5,782,269)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(2,727,412)	4,810,682	7,462,257	14,958,682
Net realized gains (losses) on closed contracts allocated from the Funds	3,600,237	(22,288)	35,014,567	(171,577)
Net change in unrealized gains (losses) on open contracts	7,643,511	3,964,519	10,715,067	(1,018,750)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	1,331,183	391,963	2,526,472	528,983

Total trading results	9,847,519	9,144,876	55,718,363	14,297,338

Net income (loss)	$6,855,945	$6,822,599	$42,028,441	$8,515,069

Net income (loss) per Redeemable Unit: *
Class A	$122.68	$112.83	$742.76	$137.22

Class D	$97.28	$90.11	$588.99	$116.16

Class Z	$103.06	$93.71	$610.46	$124.20

Weighted average Redeemable Units outstanding:
Class A	54,395.5797	58,548.0084	54,399.5583	61,886.5275

Class D	600.0580	600.0580	600.0580	600.0580

Class Z	1,138.9740	1,214.8660	1,098.7269	1,167.8557

* Represents	the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Changes in Partners’ Capital
For the Three and Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2019	$90,062,572	67,005.2267	$634,723	600.0580	$1,195,989	1,118.7550	$91,893,284	68,724.0397
Subscriptions - Limited Partners	497,754	356.9400	-	-	123,260	110.1850	621,014	467.1250
Redemptions - Limited Partners	(15,753,271)	(11,260.5020)	-	-	-	-	(15,753,271)	(11,260.5020)
Net income (loss)	8,298,197	-	69,702	-	147,170	-	8,515,069	-

Partners’ Capital, September 30, 2020	$83,105,252	56,101.6647	$704,425	600.0580	$1,466,419	1,228.9400	$85,276,096	57,930.6627

Partners’ Capital, June 30, 2020	$81,638,393	59,655.4467	$650,353	600.0580	$1,303,049	1,185.0920	$83,591,795	61,440.5967
Subscriptions - Limited Partners	249,821	179.0190	-	-	50,000	43.8480	299,821	222.8670
Redemptions - Limited Partners	(5,438,119)	(3,732.8010)	-	-	-	-	(5,438,119)	(3,732.8010)
Net income (loss)	6,655,157	-	54,072	-	113,370	-	6,822,599	-

Partners’ Capital, September 30, 2020	$83,105,252	56,101.6647	$704,425	600.0580	$1,466,419	1,228.9400	$85,276,096	57,930.6627

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2020	$81,673,675	56,256.1017	$690,828	600.0580	$1,274,933	1,087.4260	$83,639,436	57,943.5857
Subscriptions - Limited Partners	6,903,560	3,488.8770	-	-	225,000	139.4870	7,128,560	3,628.3640
Redemptions - General Partner	-	-	-	-	(140,000)	(87.9390)	(140,000)	(87.9390)
Redemptions - Limited Partners	(10,771,322)	(5,606.9350)	-	-	-	-	(10,771,322)	(5,606.9350)
Net income (loss)	41,004,280	-	353,431	-	670,730	-	42,028,441	-

Partners’ Capital, September 30, 2021	$118,810,193	54,138.0437	$1,044,259	600.0580	$2,030,663	1,138.9740	$121,885,115	55,877.0757

Partners’ Capital, June 30, 2021	$110,731,359	53,444.4687	$985,883	600.0580	$1,863,286	1,109.2090	$113,580,528	55,153.7357
Subscriptions - Limited Partners	3,386,000	1,614.7500	-	-	50,000	29.7650	3,436,000	1,644.5150
Redemptions - Limited Partners	(1,987,358)	(921.1750)	-	-	-	-	(1,987,358)	(921.1750)
Net income (loss)	6,680,192	-	58,376	-	117,377	-	6,855,945	-

Partners’ Capital, September 30, 2021	$118,810,193	54,138.0437	$1,044,259	600.0580	$2,030,663	1,138.9740	$121,885,115	55,877.0757

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
As of September 30, 2021, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Pan Capital Management L.P. (“Pan”), Northlander Commodity Advisors LLP (“Northlander”) and Geosol Capital, LLC (“Geosol”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. Effective December 31, 2020, Aquantum GmbH (“Aquantum”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may also include, as relevant, Aquantum. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co. and are not responsible for the organization or operation of the Partnership.
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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

During the reporting periods ended September 30, 2021 and 2020, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2021 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2021 and 2020. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2020.
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2021 and 2020, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.
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
Partnership’s Cash
. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2021 and December 31, 2020, the amount of cash held for margin requirements was $6,084,545 and $8,219,507, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $74,199 (cost of $81,718) and ($83,897) (proceeds of $74,559) as of September 30, 2021 and December 31, 2020, respectively.
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
Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2021 and 2020 were as follows. There were no Class Z limited partner Redeemable Units held from the close of business on December 31, 2019 to January 31, 2020.

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020			Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z **
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$176.37	$139.82	$143.09	$151.61	$119.97	$120.56	$988.50	$781.82	$779.17	$228.90	$180.99	$182.77
Net investment loss	(53.69)	(42.54)	(40.03)	(38.78)	(29.86)	(26.85)	(245.74)	(192.83)	(168.71)	(91.68)	(64.83)	(56.07)

Increase (decrease) for the period	122.68	97.28	103.06	112.83	90.11	93.71	742.76	588.99	610.46	137.22	116.16	126.70
Net asset value per Redeemable Unit, beginning of period	2,071.90	1,642.98	1,679.83	1,368.50	1,083.82	1,099.53	1,451.82	1,151.27	1,172.43	1,344.11	1,057.77	1,066.54

Net asset value per Redeemable Unit, end of period	$2,194.58	$1,740.26	$1,782.89	$1,481.33	$1,173.93	$1,193.24	$2,194.58	$1,740.26	$1,782.89	$1,481.33	$1,173.93	$1,193.24

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020			Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z**
Ratios to Average Limited Partners’ Capital: ***
Net investment loss ****	(5.7)%	(5.6)%	(4.9)%	(6.5)%	(6.1)%	(5.7)%	(14.0)%	(13.6)%	(11.8)%	(8.0)%	(7.0)%	(6.6)%

Operating expenses	4.2%	4.2%	3.4%	5.1%	4.8%	4.4%	4.5%	4.5%	3.7%	5.8%	4.8%	4.3%
Incentive fees	1.5%	1.5%	1.5%	1.5%	1.4%	1.4%	9.5%	9.2%	8.1%	2.6%	2.6%	2.5%

Total expenses	5.7%	5.7%	4.9%	6.6%	6.2%	5.8%	14.0%	13.7%	11.8%	8.4%	7.4%	6.8%

Total return:
Total return before incentive fees	7.4%	7.4%	7.7%	9.8%	9.8%	9.9%	63.7%	63.5%	62.8%	12.9%	13.7%	14.4%
Incentive fees	(1.5)%	(1.5)%	(1.6)%	(1.6)%	(1.5)%	(1.4)%	(12.5)%	(12.3)%	(10.7)%	(2.7)%	(2.7)%	(2.5)%

Total return after incentive fees	5.9%	5.9%	6.1%	8.2%	8.3%	8.5%	51.2%	51.2%	52.1%	10.2%	11.0%	11.9%

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
have been met.
All of the commodity interests owned directly b
y
 the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2021 and 2020 were 33,958 and 25,605, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2021 and 2020 were 31,074 and 27,917, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2021 and 2020 were 1,394 and 1,415, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2021 and 2020 were 1,521 and 1,403, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended September 30, 2021 and 2020 were 6,480 and 3,010, respectively. The monthly average number of option contracts traded directly by the Partnership during the nine months ended September 30, 2021 and 2020 were 5,053 and 1,968, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.
All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds for indirect trading and allocated to the Funds’ members, including the Partnership.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2021 and December 31, 2020, respectively.

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
September 30, 2021	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$91,629,108	$(84,134,362)	$7,494,746	$-	$-	$7,494,746
Forwards	2,791,621	(2,576,639)	214,982	-	-	214,982

Total assets	$94,420,729	$(86,711,001)	$7,709,728	$-	$-	$7,709,728

Liabilities
Futures	$(84,134,362)	$84,134,362	$-	$-	$-	$-
Forwards	(2,576,639)	2,576,639	-	-	-	-

Total liabilities	$(86,711,001)	$86,711,001	$-	$-	$-	$-

Net fair value						$7,709,728	*

Ceres Tactical Commodity
L.P.
Notes to Financial Statements
(Unaudited)

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2020	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged *	Net Amount
Assets
Futures	$10,247,949	$(9,140,541)	$1,107,408	$-	$-	$1,107,408
Forwards	3,792,274	(3,674,523)	117,751	-	-	117,751

Total assets	$14,040,223	$(12,815,064)	$1,225,159	$-	$-	$1,225,159

Liabilities
Futures	$(9,140,541)	$9,140,541	$-	$-	$-	$-
Forwards	(3,674,523)	3,674,523	-	-	-	-

Total liabilities	$(12,815,064)	$12,815,064	$-	$-	$-	$-

Net fair value						$1,225,159	*

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of fut
u
res, forward and option contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2021 and December 31, 2020, respectively.

	September 30, 2021
Assets
Futures Contracts
Energy	$90,144,527
Grains	202,513
Indices	336,459
Livestock	34,591
Metals	96,547
Softs	814,471

Total unrealized appreciation on open futures contracts	91,629,108

Liabilities
Futures Contracts
Currencies	(18,490)
Energy	(82,518,220)
Grains	(172,178)
Indices	(794,748)
Livestock	(14,781)
Metals	(53,522)
Softs	(562,423)

Total unrealized depreciation on open futures contracts	(84,134,362)

Net unrealized appreciation on open futures contracts	$7,494,746	*

Assets
Forward Contracts
Metals	$2,791,621

Total unrealized appreciation on open forward contracts	2,791,621

Liabilities
Forward Contracts
Metals	(2,576,639)

Total unrealized depreciation on open forward contracts	(2,576,639)

Net unrealized appreciation on open forward contracts	$214,982	**

Assets
Options Purchased
Energy	$13,348,259
Livestock	1,720
Metals	199,348
Softs	4,290

Total options purchased	$13,553,617	***

Liabilities
Options Written
Energy	$(7,942,602)
Livestock	(26,840)
Metals	(385,363)
Softs	(46,798)

Total options written	$(8,401,603)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2021		2020		2021		2020
Currencies	$(48,781)		$242,234		$(77,293)		$19,300
Energy	4,674,691		7,118,594		13,791,060		13,222,232
Grains	496,329		(162,552)		1,214,184		137,215
Indices	(602,932)		(6,420)		1,026,463		317,820
Livestock	78,520		223,308		(832,474)		(253,816)
Metals	107,204		(96,525)		1,926,648		(814,125)
Softs	211,068		1,456,562		1,128,736		1,311,306

Total	$4,916,099	*****	$8,775,201	*****	$18,177,324	*****	$13,939,932	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices fo
r
 commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2021 and December 31, 2020 and for the periods ended September 30, 2021 and 2020, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

September 30, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$91,629,108	$91,629,108	$-	$-
Forwards	2,791,621	-	2,791,621	-
Options purchased	13,553,617	13,553,617	-	-

Total assets	$107,974,346	$105,182,725	$2,791,621	$-

Liabilities
Futures	$84,134,362	$84,134,362	$-	$-
Forwards	2,576,639	-	2,576,639	-
Options written	8,401,603	8,401,603	-	-

Total liabilities	$95,112,604	$92,535,965	$2,576,639	$-

December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$10,247,949	$10,247,949	$-	$-
Forwards	3,792,274	-	3,792,274	-
Options purchased	2,557,903	2,557,903	-	-

Total assets	$16,598,126	$12,805,852	$3,792,274	$-

Liabilities
Futures	$9,140,541	$9,140,541	$-	$-
Forwards	3,674,523	-	3,674,523	-
Options written	2,801,304	2,801,304	-	-

Total liabilities	$15,616,368	$11,941,845	$3,674,523	$-

6.	Investment in the Funds:
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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

On December
1
,
2018
, the Partnership allocated a portion of its assets to Aquantum, which were managed and traded directly by Aquantum pursuant to Aquantum’s Commodity Spread Program through a trading account in the Partnership’s name from December
1
,
2018
until May
31
,
2019
. Effective June
1
,
2019
, the assets allocated to Aquantum were transferred into Aquantum Master, a limited liability company organized under the limited liability company laws of the State of Delaware, through which they were managed and traded by Aquantum pursuant to the same strategy. Effective December
31
,
2020
, the Partnership fully redeemed its investment in Aquantum Master.
The General Partner is not aware of an
y
 material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2021.
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
At September 30, 2021, the Partnership owned approximately 28.7% of NL Master and 100% of GSL Master. At December 31, 2020, the Partnership owned approximately 18.6% of NL Master and 100% of GSL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	September 30, 2021
	Total Assets	Total Liabilities	Total Capital
GSL Master	$27,662,903	$95,852	$27,567,051
NL Master	41,666,639	881,607	40,785,032

	December 31, 2020
	Total Assets	Total Liabilities	Total Capital
GSL Master	$14,472,056	$65,928	$14,406,128
NL Master	14,423,589	85,616	14,337,973

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
GSL Master	$(39,413)	$1,973,719	$1,934,306
NL Master	(67,004)	9,624,263	9,557,259

	For the nine months ended September 30, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
GSL Master	$(145,971)	$32,121,939	$31,975,968
NL Master	(163,934)	19,345,108	19,181,174

	For the three months ended September 30, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$(22,163)	$(521,660)	$(543,823)
Aquantum Master	(72,581)	945,402	872,821

	For the nine months ended September 30, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$(38,946)	$(1,839,823)	$(1,878,769)
Aquantum Master	(353,108)	1,405,725	1,052,617
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds is shown in the following tables:

	September 30, 2021		For the three months ended September 30, 2021
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Professional Fees
GSL Master	22.62%	$27,567,925	$1,976,391	$24,752	$17,334	$1,934,305	Commodity Portfolio	Monthly
NL Master	9.60%	11,696,842	2,958,627	17,011	4,384	2,937,232	Commodity Portfolio	Monthly

		$39,264,767	$4,935,018	$41,763	$21,718	$4,871,537

	September 30, 2021		For the nine months ended September 30, 2021
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Professional Fees
GSL Master	22.62%	$27,567,925	$32,127,537	$99,735	$51,835	$31,975,967	Commodity Portfolio	Monthly
NL Master	9.60%	11,696,842	5,420,477	34,419	11,142	5,374,916	Commodity Portfolio	Monthly

		$39,264,767	$37,548,014	$134,154	$62,977	$37,350,883

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

	December 31, 2020		For the three months ended September 30, 2020
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Professional Fees
GSL Master (a)	17.23%	$14,407,041	$-	$-	$-	$-	Commodity Portfolio	Monthly
NL Master	3.19%	2,671,289	(95,133)	1,880	2,941	(99,954)	Commodity Portfolio	Monthly
Aquantum Master	- %	-	467,459	29,274	8,371	429,814	Commodity Portfolio	Monthly

		$17,078,330	$372,326	$31,154	$11,312	$329,860

	December 31, 2020		For the nine months ended September 30, 2020
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Professional Fees
GSL Master (a)	17.23%	$14,407,041	$-	$-	$-	$-	Commodity Portfolio	Monthly
NL Master	3.19%	2,671,289	(330,180)	10,540	9,046	(349,766)	Commodity Portfolio	Monthly
Aquantum Master	- %	-	747,175	192,994	24,841	529,340	Commodity Portfolio	Monthly

		$17,078,330	$416,995	$203,534	$33,887	$179,574

(a)	The Partnership first invested into GSL Master on November 1, 2020.

7.	Financial Instrument Risks :
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
In the ordinary course of business, th
e
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
The
COVID-19
pandemic and related voluntary and government-imposed social and business restrictions has impacted global economic conditions and adversely affected various industries (including, but not limited to, transportation, hospitality and entertainment), resulting in volatility in the global financial markets, disruption in global supply chains, increased unemployment, and operational challenges such as the temporary and permanent closures of businesses, sheltering-in-place
directives and increased remote work protocols. If the pandemic continues to be prolonged or the actions of governments and central banks are unsuccessful, including actions to facilitate the comprehensive distribution of effective vaccines, the adverse impact on the global economy will deepen.
Given the continuing development of this situation, it is not possible to accurately predict how the market disruptions caused by
COVID-19
will further impact the U.S and other world economies or the value of the Partnership’s/Funds’ investments, or for how long the effects of such events will continue. Nevertheless, the novel coronavirus continues to present material uncertainty and risk with respect to the Partnership’s/Funds’ investments and operations.

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

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
Liquidity and Capital Resources
The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2021.
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
For the nine months ended September 30, 2021, Partnership capital increased 45.7% from $83,639,436 to $121,885,115. This increase was attributable to subscriptions of 3,488.8770 Class A limited partner Redeemable Units totaling $6,903,560, subscriptions of 139.4870 Class Z limited partner Redeemable Units totaling $225,000 and net income of $42,028,441 which was partially offset by redemptions of 5,606.9350 Class A limited partner Redeemable Units totaling $10,771,322 and redemptions of 87.9390 Class Z General Partner Redeemable Units totaling $140,000. Future redemptions can impact the amount of funds available for direct investments and investment in the Funds in subsequent periods.
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

Results of Operations
During the Partnership’s third quarter of 2021, the net asset value per Redeemable Unit for Class A increased 5.9% from $2,071.90 to $2,194.58 as compared to an increase of 8.2% in the third quarter of 2020. During the Partnership’s third quarter of 2021, the net asset value per Redeemable Unit for Class D increased 5.9% from $1,642.98 to $1,740.26 as compared to an increase of 8.3% in the third quarter of 2020. During the Partnership’s third quarter of 2021, the net asset value per Redeemable Unit for Class Z increased 6.1% from $1,679.83 to $1,782.89 as compared to an increase of 8.5% in the third quarter of 2020. The Partnership experienced a net trading gain before fees and expenses during the third quarter of 2021 of $9,847,519. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, livestock, metals and softs and were partially offset by losses in currencies. The Partnership experienced a net trading gain before fees and expenses during the third quarter of 2020 of $9,144,876. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, livestock and softs and were partially offset by losses in grains and metals.
The most notable gains were achieved within the energy sector during July, August, and September from long positions in U.S. and European natural gas futures as growing global energy demand and constrictions in supply chains combined to push prices higher. Additional gains within the energies were experienced throughout the third quarter from long positions in coal and electrical power futures. Gains within the grains sector were recorded during July from short positions in corn futures as prices declined on signs of weakening demand for U.S. grain exports. Further gains were achieved during July from long positions in coffee futures and during August from long positions in cocoa futures as unexpectedly cold weather in key South American growing regions threatened crops. Within the metals complex, gains were experienced during August from long positions in aluminum futures as prices surged amid speculation political turmoil in West African production regions could disrupt supply chains. Gains were also recorded within the livestock markets during August from positions in lean hog futures.
During the Partnership’s nine months ended September 30, 2021, the net asset value per Redeemable Unit for Class A increased 51.2% from $1,451.82 to $2,194.58 as compared to an increase of 10.2% during the nine months ended September 30, 2020. During the Partnership’s nine months ended September 30, 2021, the net asset value per Redeemable Unit for Class D increased 51.2% from $1,151.27 to $1,740.26 as compared to an increase of 11.0% during the nine months ended September 30, 2020. During the Partnership’s nine months ended September 30, 2021, the net asset value per Redeemable Unit for Class Z increased 52.1% from $1,172.43 to $1,782.89 as compared to an increase of 11.6% during the nine months ended September 30, 2020. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2021 of $55,718,363. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, metals and softs and were partially offset by losses in currencies and livestock. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2020 of $14,297,338. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, livestock and softs and were partially offset by losses in grains and metals.
The most notable gains were experienced during February from long positions in U.S. electrical power futures as extreme cold weather severely impacted parts of the U.S., driving power futures prices dramatically higher. Additional gains in the energies were experienced throughout the third quarter from long positions in natural gas, coal, and electrical power futures. Gains in the energy sector were also recorded during April, May and June from long futures positions in crude oil and European carbon emission allowances. Within the metals sector, gains were recorded during February, April, and May from long positions in copper futures as the outlook for global industrial growth boosted industrial metals prices. During February and April, further gains were achieved within the soft commodities from long positions in coffee futures as prices advanced amid reports of weaker-than-normal harvests in South America. Gains within the grains markets were achieved throughout the first quarter primarily from long positions in corn futures as strong consumer demand and supply constraints pushed prices higher. The Partnership’s overall trading gains for the first nine months of the year were partially offset by losses within the livestock markets during a majority of the first and second quarters from short positions in lean hog futures as prices surged higher amid sign of strong demand for U.S. pork.
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
U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and nine months ended September 30, 2021 decreased by $6,944 and $257,926, respectively, as compared to the corresponding periods in 2020. The decrease in interest income was primarily due to lower interest rates during the three and nine months ended September 30, 2021 as compared to the corresponding periods in 2020. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.
Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2021 increased by $25,085 and $159,642, respectively, as compared to the corresponding periods in 2020. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2021 as compared to the corresponding periods in 2020.
Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2021 increased by $17,724 and decreased by $452,384, respectively, as compared to the corresponding periods in 2020. The increase was due to higher average adjusted net assets during the three months ended September 30, 2021 as compared to the corresponding period in 2020. The decrease was due to a reduction in the ongoing selling agent fee rate to 1/12 of 0.75% for Class A Redeemable Units effective January 1, 2021.
Management fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2021 increased by $6 and decreased by $84,482, respectively, as compared to the corresponding periods in 2020. The increase was due to higher average adjusted net assets during the three months ended September 30, 2021 as compared to the corresponding period in 2020. The decrease was due to lower average management fee rates during the nine months ended September 30, 2021 as compared to the corresponding period in 2020.
General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2021 increased by $73,326 and $158,572, respectively, as compared to the corresponding periods in 2020. This increase was due to higher average net assets during the three and nine months ended September 30, 2021 as compared to the corresponding periods in 2020.
Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three and nine months ended September 30, 2021 resulted in incentive fees of $1,766,430 and $10,114,235, respectively. Trading performance for the three and nine months ended September 30, 2020 resulted in incentive fees of $1,251,629 and $2,278,045, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.
In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

As of September 30, 2021 and June 30, 2021, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2021	September 30, 2021 (percentage of Partners’ Capital)	June 30, 2021	June 30, 2021 (percentage of Partners’ Capital)
Millburn	$28,913,235	24%	$28,569,285	25%
Ospraie	26,911,501	22%	24,083,937	21%
Pan	20,942,190	17%	19,228,071	17%
Northlander	11,603,387	9%	8,604,574	8%
Geosol	21,401,340	18%	20,937,316	18%
Unallocated	12,113,462	10%	12,157,345	11%
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
10-K
for the year ended December 31, 2020.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2021. As of September 30, 2021, the Partnership’s total capitalization was $121,885,115.

September 30, 2021
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$33,550	0.03%
Energy	4,789,727	3.93
Grains	755,641	0.62
Livestock	164,097	0.13
Metals	1,507,729	1.24
Softs	400,124	0.33

Total	$7,650,868	6.28%

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
The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds as of September 30, 2021 and December 31, 2020, and the highest, lowest and average values during the three months ended September 30, 2021 and the twelve months ended December 31, 2020. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2021 and December 31, 2020, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2021
			Three Months Ended September 30, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$33,550	0.03%	$56,595	$31,790	$43,245
Energy	3,509,077	2.88	3,757,825	1,836,386	2,702,462
Grains	755,641	0.62	1,260,960	556,475	941,059
Livestock	164,097	0.13	164,097	34,100	89,525
Metals	1,507,729	1.24	2,225,644	613,994	1,276,590
Softs	400,124	0.33	660,203	266,446	481,501

Total	$6,370,218	5.23%

*	Average of daily Values at Risk.

December 31, 2020
				Twelve Months Ended December 31, 2020
Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$2,970	0.00	**%	$187,110	$-	$67,616
Energy	4,858,983	5.81		7,529,589	2,795,788	4,664,387
Grains	836,546	1.00		909,093	224,559	538,914
Livestock	92,931	0.11		2,310,147	34,155	471,662
Metals	1,778,095	2.13		4,154,439	772,122	2,042,098
Softs	454,271	0.54		2,102,795	283,943	947,726

Total	$8,023,796	9.59%

*	Annual average of daily Values at Risk.
**	Due to rounding.
As of September 30, 2021, GSL Master’s total capitalization was $27,567,051, and the Partnership owned 100% of GSL Master. As of September 30, 2021, GSL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to GSL Master for trading) was as follows:

September 30, 2021
			Three Months Ended September 30, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$17,632	0.06%	$1,301,392	$-	$582,474

Total	$17,632	0.06%

*	Average of daily Values at Risk.

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
As of September 30, 2021, NL Master’s total capitalization was $40,785,032, and the Partnership owned approximately 28.7% of NL Master. As of September 30, 2021, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to NL Master for trading) was as follows:

September 30, 2021
			Three Months Ended September 30, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$4,400,761	10.79%	$4,835,899	$2,084,164	$2,872,998

Total	$4,400,761	10.79%

*	Average of daily Values at Risk.
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
and
15d-15(e)
under the Exchange Act) as of September 30, 2021, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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

There were no changes in the Partnership’s
internal control over financial reporting
process during the fiscal quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On November 4, 2021, the Firm entered into an agreement to settle the litigation.
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
Risk Factors
.” in the Partnership’s Quarterly Reports on
Form 10-Q
for the quarters ended March 31, 2021 and June 30, 2021.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended September 30, 2021, there were subscriptions of 1,614.7500 Class A Redeemable Units totaling $3,386,000 and 29.7650 Class Z Redeemable Units totaling $50,000. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interest in commodity pools.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	57.1750	$2,099.27	N/A	N/A
August 1, 2021- August 31, 2021	436.5300	$2,128.64	N/A	N/A
September 1, 2021 - September 30, 2021	427.4700	$2,194.58	N/A	N/A
	921.1750	$2,157.42

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
outbreak that occurred after December 31, 2020 could impact the operations and financial performance of the Partnership’s investments subsequent to September 30, 2021. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

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
CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 10, 2021

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 10, 2021
The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.