Form 10-K
period 2021-12-31
Ceres Tactical Commodity L.P.
filed 2022-03-24
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report
. __
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).
Yes _     No
X
Limited Partnership Redeemable Units with an aggregate value of $112,278,763 were outstanding and held by non-affiliates
as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 28, 2022, 54,489.0317 Limited Partnership Class A Redeemable Units were outstanding, 600.0580 Limited Partnership Class D Redeemable Units were outstanding and 445.5690 Limited Partnership Class Z Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]

PART I
Item 1.
Business
.
(a)
General Development of Business
. Ceres Tactical Commodity L.P. (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of commodity interests on United States (“U.S.”) and international futures, options on futures and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner (as defined below). Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have significant exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The sectors traded include energy, grains, livestock, metals and softs. The commodity interests that are traded by the Partnership, directly or indirectly through its investment in the Funds (as defined below) are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds) in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. During the initial offering period, the Partnership sold 11,925 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.
Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2021, 2020 and 2019 are reported in the Statements of Changes in Partners’ Capital under “Item 8.
Financial Statements and Supplementary Data
.”
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
During the years ended December 31, 2021, 2020 and 2019, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During certain periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading
bank accounts at JPMorgan Chase Bank, N.A.

As of December 31, 2021, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Pan Capital Management L.P. (“Pan”), Northlander Commodity Advisors LLP (“Northlander”) and Geosol Capital, LLC (“Geosol”) (each an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. Effective on November 30, 2018, Aventis Asset Management, LLC (“Aventis”) ceased to act as a commodity trading advisor for the Partnership. Effective on March 31, 2019, Harbour Square Capital Management LLC (“Harbour Square”) ceased to act as a commodity trading advisor to the Partnership. Effective on December 31, 2020, Aquantum GmbH (“Aquantum”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may also include, as relevant, Aquantum, Harbour Square and Aventis. From February 1, 2013 until December 31, 2017, all trading decisions were made by Aventis. A description of the trading activities and focus of each Advisor is included under “Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.” Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co., and are not responsible for the organization or operation of the Partnership.
As of June 13, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to October 31, 2016 were deemed “Class A Redeemable Units.” Class Z Redeemable Units were first issued on January 1, 2017. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units were not changed. Class D Redeemable Units were first issued July 1, 2018. The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units and Class Z Redeemable Units were not changed. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and
non-U.S.
investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that Class A Redeemable Units and Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the adjusted net assets of Class A Redeemable Units and Class D Redeemable Units, respectively, as of the end of each month, whereas Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee. For the period from July 1, 2020 to December 31, 2020, Class A Redeemable Units were subject to a monthly ongoing selling agent fee equal to 1/12 of 1.00% (a 1.00% annual rate) of the adjusted net assets of Class A Redeemable Units as of the end of each month. Prior to July 1, 2020, Class A Redeemable Units were subject to a monthly ongoing selling agent fee equal to 1/12 of 2.00% (a 2.00% annual rate) of the adjusted net assets of Class A Redeemable Units as of the end of each month. Effective January 1, 2021, the Partnership ceased offering Class D Redeemable Units.
For the period January 1, 2021 through December 31, 2021, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2021, the Partnership owned approximately 26.0% of NL Master and 100.0% of GSL Master. At December 31, 2020, the Partnership owned approximately 18.6% of NL Master and 100.0% of GSL Master. The performance of the Partnership is directly affected by the performance of the Funds.
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
The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and are not responsible for the organization or operation of the Partnership. Effective November 1, 2020, the Partnership pays Geosol a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end
Net Assets allocated to Geosol. The Partnership pays Millburn a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end
Net Assets allocated to Millburn. Prior to January 1, 2021, the Partnership paid Millburn a monthly management fee equal to 1/12 of 2.0% (2.0% per year) of month-end
Net Assets allocated to Millburn. The Partnership pays Ospraie a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of
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
month-end
Net Assets allocated to Harbour Square.
Month-end
Net Assets, for the purpose of calculating management fees are Net Assets as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month. An Advisor’s management fee is allocated proportionately to each Class based on the net asset value of the respective Class.

In addition, the Partnership is obligated to pay each Advisor an incentive fee. The Partnership pays Geosol, Ospraie and Northlander each an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in each Management Agreement, earned by the relevant Advisor for the Partnership during each calendar year. The Partnership pays Millburn an incentive fee, payable annually, equal to 27.5% of New Trading Profits, as defined in the Management Agreement, earned by Millburn for the Partnership during the calendar year. Prior to January 1, 2021, Millburn was eligible to receive an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in the Management Agreement. The Partnership pays Pan a quarterly incentive fee equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by Pan for the Partnership each quarter. Prior to its termination on November 30, 2018, Aventis was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in the Management Agreement. Prior to its termination on December 31, 2020, Aquantum was eligible to receive a semi-annual incentive fee of 20% of New Trading Profits, as defined in the Management Agreement, earned by Aquantum for the Partnership each calendar half-year. Prior to its termination on March 31, 2019, Harbour Square was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in the Management Agreement. An Advisor’s incentive fee is allocated proportionally to each Class based on the net asset value of the respective Class. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Each Management Agreement can be terminated upon notice by either party. In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.
The Partnership and the Funds have entered into a customer agreement with MS&Co. (the “Customer Agreement”). Under the Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, user, give-up,
floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited by MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account at the rate equal to the monthly average of the
4-week
U.S. Treasury bill discount rate.
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
(b)
Financial Information about Segments
. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s capital as of December 31, 2021 was $127,910,424.
(c)
Narrative Description of Business
. See Paragraphs (a) and (b) above.
(i) through (xii) — Not applicable.
(xiii) — The Partnership has no employees.
(d)
Financial Information About Geographic Areas
. The Partnership does not engage in the sale of goods or services or own any long-lived assets, and therefore this item is not applicable.
(e)
Available Information
. The Partnership does not have an Internet address. The Partnership will provide paper copies of its Annual Report on Form
10-K,
Quarterly Reports on Form
10-Q,
Current Reports on Form
8-K
and any amendments to these reports free of charge upon request.
(f)
Reports to Security Holders
. Not applicable.
(g)
Enforceability of Civil Liabilities Against Foreign Persons
. Not applicable.
(h)
Smaller Reporting Companies
. Not applicable.

Item 1A.
Risk Factors
.
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
The General Partner, the Partnership, the Funds and their respective service providers (including the Advisors) and operations are potentially vulnerable to cyber-security attacks or incidents
.
Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership, the Funds and their respective services providers and operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s and/or the Funds’ ability to gather, process and communicate information efficiently and securely, without interruption.
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
Tax Laws Are Subject To Change at Any Time
.
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
Properties
.
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
MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2021, 2020, 2019, 2018, and 2017. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at
www.morganstanley.com
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
filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the Southern District of New York (“SDNY”) styled
Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al.
Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. A decision on plaintiffs’ motion for class certification is pending.
S
ettled Civil Litigation
On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled
China
Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al.
, in the Supreme Court of NY. The complaint related to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserted claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. On March 22, 2021, the parties entered into a settlement agreement. On April 16, 2021, the court entered a stipulation of voluntary discontinuance, with prejudice.
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
Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the United States District Court for the SDNY, the first of which is styled
Alaska Electrical Pension Fund v. BofA Secs., Inc., et al
. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled
In re GSE
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

Item 4.
Mine Safety Disclosures
.
Not Applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
.

(a)	Market Information . The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders . The number of holders of Redeemable Units as of February 28, 2022 was 790 for Class A Redeemable Units, 2 for Class D Redeemable Units and 14 for Class Z Redeemable Units.

(c)	Dividends . The Partnership did not declare any distributions in 2021 or 2020. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensatory Plans . None.

(e)	Performance Graph . Not applicable.

(f)
Recent Sales of Unregistered Securities – Use of Proceeds from Registered Securities
. For the year ended December 31, 2021, there were subscriptions of 4,927.5530 Class A Redeemable Units totaling $10,121,560 and 194.2000 Class Z Redeemable Units totaling $325,000. For the year ended December 31, 2020, there were subscriptions of 1,834.1890 Class A Redeemable Units totaling $2,670,643 and 224.5500 Class Z Redeemable Units totaling $260,760. For the year ended December 31, 2019, there were subscriptions of 39,975.1700 Class A Redeemable Units totaling $52,019,698 and 99.2020 Class Z Redeemable Units totaling $100,000.

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

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers .
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	223.8300	$2,204.05	N/A	N/A
November 1, 2021 - November 30, 2021	379.3450	$2,246.73	N/A	N/A
December 1, 2021 - December 31, 2021	548.3860	$2,290.21	N/A	N/A
	1,151.5610	$2,259.14

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

Item 6.
Reserved
.
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
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

As of December 31, 2021 and September 30, 2021, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2021	December 31, 2021 (percentage of Partners’ Capital)	September 30, 2021	September 30, 2021 (percentage of Partners’ Capital)
Millburn	$28,587,320	22%	$28,913,235	24%

Ospraie	28,131,705	22%	26,911,501	22%

Pan	25,139,538	20%	20,942,190	17%

Northlander	11,684,330	9%	11,603,387	9%

Geosol	20,926,427	16%	21,401,340	18%

Unallocated	13,441,104	11%	12,113,462	10%
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
Over more than 50 years, Millburn and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of price movements in the market, some non-price
information or a combination of both. Of course, systems can be materially different –better in some periods and worse in others. The main distinguishing features are: the time frame over which systems work
(intra-day
to long term); the granularity of data fed into them (tick data to daily, weekly or monthly frequencies); type (market or economic statistics); source (cash, futures, forward or option markets generated data or government and industry generated statistical information), and the objective of the system (profiting from momentum, mean reversion, trading ranges or volatility). No single approach will work all the time. Therefore, Millburn’s objective is to have several approaches and several data inputs operating in conjunction with one another.

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

Aventis Asset Management, LLC
Aventis traded the Partnership’s assets allocated to it pursuant to its Aventis Diversified Commodity Strategy. The Aventis Diversified Commodity Strategy was a proprietary trading program developed and refined by Aventis, which was the synthesis of disparate fundamental views and technical indicators overlaid with strict risk management policies on a position, sector and portfolio basis. The Aventis Diversified Commodity Strategy had the following characteristics:

•
Ensemble of Three Sub-Programs
: The Aventis Diversified Commodity Strategy was based on an ensemble of three discretionary sub-programs:
spreads, directional and short term trading. This type of trading was based primarily on the fundamentals of the market (i.e., changes in supply or demand of a commodity). It also included supply and demand of the pit (i.e., discovery of over bought and over sold conditions).

•
Spread Trading
: Approximately 60% of trading activity was based on calendar, intra-market and inter-market spreads. Intra-market spreads are where one is simultaneously long and short different delivery months of the same contract (i.e., long April Live Cattle versus short June Live Cattle). Inter-market spreads are where one is long one contract and simultaneously short a completely different contract (i.e., long December Natural Gas and short December Crude Oil).

•	Directional Trading : Approximately 35% of the strategy was directional in nature utilizing outright and spread positions.

•	Short Term Trading : Approximately 5% of the strategy was involved in short term trading.

•	Markets Followed : The Aventis Diversified Commodity Strategy traded on behalf of the Partnership in the following markets, among others: grains, currencies, energies, softs, meats and metals.

•
Risk Management
: Effective risk management was also a crucial aspect of the program. Account size, expectation, volatility of markets traded and the nature of other positions taken were all factors in deciding whether to take a position and determining the amount of equity committed to that position.

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
Financial Statements and Supplementary Data
.”
For the period January 1, 2021 through December 31, 2021, the average allocation by commodity market sector for NL Master and GSL Master was as follows:

	GSL Master

Energy		100%

	NL Master

Energy		100%

(a)	Liquidity .
The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2021.
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

From January 1, 2021 through December 31, 2021, the Partnership’s average margin to equity ratio (
i.e.
, the percentage of assets on deposit required for margin) was approximately 7.75%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.
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
Financial Statements and Supplementary Data
.” for further information on financial instrument risk included in the notes to the financial statements.)
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

(b)	Capital Resources .

(i)	The Partnership has made no material commitments for capital expenditures.

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
For the year ended December 31, 2021, 6,758.4960 Class A Redeemable Units were redeemed totaling $13,372,859 and 114.7580 Class Z General Partner Redeemable Units were redeemed totaling $190,000. For the year ended December 31, 2020, 12,583.3140 Class A Redeemable Units were redeemed totaling $17,690,739 and 255.8790 Class Z General Partner Redeemable Units were redeemed totaling $300,000. For the year ended December 31, 2019, 16,683.8500 Class A Redeemable Units were redeemed totaling $22,078,526, 99.2020 Class Z Redeemable Units were redeemed totaling $106,051 and 297.7320 Class Z General Partner Redeemable Units were redeemed totaling $315,025.
For the year ended December 31, 2021, there were subscriptions of 4,927.5530 Class A Redeemable Units totaling $10,121,560 and 194.2000 Class Z Redeemable Units totaling $325,000. For the year ended December 31, 2020, there were subscriptions of 1,834.1890 Class A Redeemable Units totaling $2,670,643 and 224.5500 Class Z Redeemable Units totaling $260,760. For the year ended December 31, 2019, there were subscriptions of 39,975.1700 Class A Redeemable Units totaling $52,019,698, 99.2020 Class Z Redeemable Units totaling $100,000 and 671.4640 Class Z General Partner Redeemable Units totaling $680,750.

(c)
Results of Operations
.
For the year ended December 31, 2021, the net asset value per Class A Redeemable Unit increased 57.7% from $1,451.82 to $2,290.21. For the year ended December 31, 2021, the net asset value per Class D Redeemable Unit increased 57.7% from $1,151.27 to $1,816.10. For the year ended December 31, 2021, the net asset value per Class Z Redeemable Unit increased 59.0% from $1,172.43 to $1,864.35. For the year ended December 31, 2020, the net asset value per Class A Redeemable Unit increased 8.0% from $1,344.11 to $1,451.82. For the year ended December 31, 2020, the net asset value per Class D Redeemable Unit increased 8.8% from $1,057.77 to $1,151.27. For the year ended December 31, 2020, the net asset value per Class Z Redeemable Unit increased 9.7% from $1,069.04 to $1,172.43. For the year ended December 31, 2019, the net asset value per Class A Redeemable Unit increased 3.3% from $1,300.66 to $1,344.11. For the year ended December 31, 2019, the net asset value per Class D Redeemable Unit increased 4.7% from $1,010.75 to $1,057.77. For the year ended December 31, 2019, the net asset value per Class Z Redeemable Unit increased 5.4% from $1,013.83 to $1,069.04.
The Partnership experienced a net trading gain before fees and expenses for the year ended December 31, 2021 of $63,677,137. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, metals and softs and were partially offset by losses in currencies and livestock. The net trading gain or loss for the Partnership is discussed under “Item 8.
Financial Statements and Supplementary Data
.”
During the first quarter of 2021, the most notable gains were experienced during February from long positions in U.S. electrical power futures as extreme cold weather severely impacted parts of the U.S., driving power futures prices dramatically higher. Additional gains in this sector were recorded during January and February from long positions in natural gas, crude oil, refined oil products, and carbon emissions allowance futures. Gains within the grains markets were achieved throughout the first quarter primarily from long positions in corn futures as strong consumer demand and supply constraints pushed prices higher. Within the metals markets, gains were recorded during February from long positions in copper futures as the outlook for global industrial growth boosted industrial metals prices. During February, further gains were achieved within the soft commodities from long positions in coffee futures as prices advanced amid reports of weaker-than-normal harvests in South America. The Partnership’s overall trading gains for the first quarter were partially offset by small trading losses within the livestock markets from short positions in lean hog futures as an outlook for increased consumer demand moved pork prices higher throughout most of the quarter.
During the second quarter of 2021, the most notable gains were achieved within the energy sector during April, May and June from long futures positions in crude oil, natural gas, and European carbon emissions as prices trended higher on an outlook for growing global energy demand. Within the metals sector, gains were recorded during April and May from long positions in gold and copper futures as prices advanced on a weakening U.S. dollar and diminishing global inventories. Additional gains were experienced from long positions in coffee futures during April and May as drought conditions threatened South American coffee harvests. The Partnership’s gains for the second quarter were partially offset by losses within the livestock sector during May from short positions in lean hog futures as prices surged higher in anticipation of strong summer pork consumption demand. Within the grains markets, losses were recorded during April from short positions in wheat futures as prices rallied as industry reports indicated a decline in U.S. farm acreage dedicated to grain crops.
During the third quarter of 2021, the most notable gains were achieved within the energy sector during July, August, and September from long positions in U.S. and European natural gas futures as growing global energy demand and constrictions in supply chains combined to push prices higher. Additional gains within the energies were experienced throughout the third quarter from long positions in coal and electrical power futures. Gains within the grains sector were recorded during July from short positions in corn futures as prices declined on signs of weakening demand for U.S. grain exports. Further gains were achieved during July from long positions in coffee futures and during August from long positions in cocoa futures as unexpectedly cold weather in key South American growing regions threatened crops. Within the metals complex, gains were experienced during August from long positions in aluminum futures as prices surged amid speculation political turmoil in West African production regions could disrupt supply chains. Gains were also recorded within the livestock markets during August from positions in lean hog futures.
During the fourth quarter of 2021, the most notable profits were recorded within the energy complex during October, November and December from short positions in natural gas futures as prices trended lower amid a mild start to the winter weather season. Additional gains in the energies were recorded during November and December from long positions in European carbon emission futures as prices surged on an outlook for greater global actions to combat climate change. The Partnership’s gains for the fourth quarter were partially offset by losses incurred within the grains sector during October, November, and December from short positions in corn futures as prices moved higher throughout the quarter as inflationary pressures boosted prices. Within the metals markets, losses were experienced during November from long positions in copper futures as prices declined as the emergence of a new
COVID-19
variant spurred fears for the growth of the global economy. Additional losses were incurred within the soft commodities sector during October, November, and December from positions in coffee futures.

The Partnership experienced a net trading gain before fees and expenses for the year ended December 31, 2020 of $13,580,037. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, livestock and softs and were partially offset by losses in metals.
During the first quarter of 2020, the most notable gains were recorded during March from short positions in crude oil and its refined products as energy prices plummeted as demand collapsed, while simultaneously Saudi Arabia increased production amid a price war with Russia. Further gains in the energy markets were recorded during March from natural gas positions. Together, the gains recorded in oil and natural gas during March more than offset overall losses experienced in the energy sector during January and February. The Partnership’s overall trading gains for the quarter were partially offset by trading losses within the metals complex during March from long futures positions in silver as prices decreased amid investor needs for liquidity and diminished industrial demand. Losses within the soft commodities were experienced primarily during March from long positions in sugar and cocoa futures as prices weakened due to the coronavirus raising concerns about global consumption. In the grains sector, small losses were recorded during March from short positions in wheat futures and options as wheat prices rose in the latter half of the month due to speculation for an uptick in demand from
COVID-19-related
consumer stockpiling. Smaller losses were experienced from long positions in livestock futures during March as prices fell on the expectation of limited demand for beef and pork exports.
During the second quarter of 2020, the most notable losses were recorded in the livestock markets during June from long positions in lean hog futures as a supply overhang weighed on prices. Additional losses were incurred from short lean hog futures during the second half of April. Within the soft commodities markets losses were experienced during June from long cocoa futures positions as prices decreased amid ample global supplies. Additional losses in this sector were experienced from long positions in coffee futures as prices decreased amid a larger-than-expected crop yield in Brazil, the world’s largest coffee producer. The Partnership’s overall trading losses for the quarter were offset by trading gains within the energy sector during April from long positions in natural gas futures as prices surged higher amid dwindling supplies due to diminishing shale production. Additional gains were achieved within the grains markets during June from long corn futures positions as prices rallied due to a decrease in U.S. acreage estimates. Finally, in the metals complex gains were achieved during April from long positions in precious metals futures as investors sought safe-haven investments during the spread of the
COVID-19
coronavirus, pushing prices higher.
During the third quarter of 2020, the most notable gains were recorded in the energy markets primarily during July and August from long positions in natural gas futures and options as hotter weather forecasts, along with increased export demand, sent prices soaring higher. Within the soft commodities markets gains were recorded primarily during July from long positions in coffee futures and options as prices rallied amid reports of rising demand. Gains in the livestock markets were experienced during September from long futures positions in lean hogs after an uptick in Chinese demand for U.S. pork pushed prices higher. The Partnership’s overall trading gains for the quarter were partially offset by trading losses within the grains sector during August and September from short futures positions in the broader complex as prices were boosted by increasing demand as countries increased stockpiles, and shrinking supplies amid adverse growing conditions in the Black Sea. Finally, in the metals complex losses were experienced during August from short positions in industrial metals as prices rallied amid the weakening U.S. dollar and improving economic growth expectations.
During the fourth quarter of 2020, the most notable losses were recorded within the energy complex during November and December from long futures positions in natural gas as prices decreased amid warmer-than-expected temperatures. Smaller losses were experienced in the livestock markets during November from short futures positions in lean hogs and live cattle. The Partnership’s overall trading losses for the fourth quarter were partially offset by trading gains within the grains markets during November and December from long positions in soybean futures as dry weather in South America and optimism on Chinese exports boosted prices. Within the soft commodities markets, gains were experienced during November from long coffee futures positions as prices moved higher. In the metals complex, gains were experienced during December from long positions in gold and silver futures as precious metals prices rallied on a weakening U.S. dollar. Additional gains in the metals were recorded during December from long positions in industrial metals futures.
The results of operations for the twelve months ended 2019 is discussed under “Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2019.

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the
4-week
U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and twelve months ended December 31, 2021 decreased by $1,521 and $259,447, respectively, as compared to the corresponding periods in 2020. The decrease in interest income was primarily due to lower interest rates during the three and twelve months ended December 31, 2021 as compared to the corresponding periods in 2020. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.
Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2021 increased by $56,186 and $215,828, respectively, as compared to the corresponding periods in 2020. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2021 as compared to the corresponding periods in 2020.
Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted Net Assets of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended December 31, 2021 increased by $37,132 as compared to the corresponding period in 2020. This increase was due to higher average adjusted net assets during the three months ended December 31, 2021 as compared to the corresponding period in 2020. Ongoing selling agent fees for the twelve months ended December 31, 2021 decreased by $415,252 as compared to the corresponding period in 2020. This decrease was due to a reduction in the ongoing selling agent fee rate to 1/12 of 0.75% for Class A Redeemable Units effective January 1, 2021.
Management fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended December 31, 2021 increased by $40,040 as compared to the corresponding period in 2020. This increase was due to higher average net assets during the three months ended December 31, 2021 as compared to the corresponding period in 2020. Management fees for the twelve months ended December 31, 2021 decreased by $44,442 as compared to the corresponding period in 2020. This decrease was due to lower average management fee rates during the twelve months ended December 31, 2021 as compared to the corresponding period in 2020.
General Partner fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2021 increased by $91,171 and $249,743, respectively, as compared to the corresponding periods in 2020. This increase was due to higher average net assets during the three and twelve months ended December 31, 2021 as compared to the corresponding periods in 2020.
Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three and twelve months ended December 31, 2021 resulted in incentive fees of $1,305,166 and $11,419,401, respectively. Trading performance for the three months ended December 31, 2020 resulted in a reversal of incentive fees of $36,775. Trading performance for the twelve months ended December 31, 2020 resulted in incentive fees of $2,241,270. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.
The Partnership pays professional fees, which generally include professional fees made up of legal and accounting expenses, as well as certain offering costs and filing, administrative, reporting and data processing fees. Professional fees for the years ended December 31, 2021 and 2020 were $434,587 and $318,626, respectively.

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
Off-balance Sheet Arrangements
. None.
(e)
Contractual Obligations
. None.
(f)
Operational Risk
.
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
Critical Accounting Policies
.
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
Financial Statements and Supplementary Data
.”
As of December 31, 2021, the Partnership’s most significant accounting policy is the valuation of its investment in the Funds and in futures, option and forward contracts and U.S. Treasury bills, as applicable. The fair value of the investment in the Funds is determined based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded
foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
.
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
The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors
Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. Northlander and Geosol trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. Millburn, Ospraie and Pan directly trade managed accounts in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e in the managed accounts in the Partnership’s name traded by certain Advisors) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form
10-K
for the year ended December 31, 2020.
The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2021. As of December 31, 2021, the Partnership’s total capitalization was $127,910,424.
December 31, 2021

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$94,600	0.08%
Energy	6,985,797	5.46
Grains	470,493	0.37
Livestock	81,180	0.06
Metals	910,596	0.71
Softs	844,031	0.66

Total	$9,386,697	7.34%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds as of December 31, 2021 and 2020, and the highest, lowest and average values during the twelve months ended December 31, 2021 and 2020, as applicable. All open contracts trading risk exposures have been included in calculating the figures set forth below.
As of December 31, 2021 and 2020, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:
December 31, 2021

			Twelve Months Ended December 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$94,600	0.07%	$122,815	$-	$34,894
Energy	5,371,868	4.20	7,462,084	1,836,386	3,525,980
Grains	470,493	0.37	1,842,907	301,478	946,454
Livestock	81,180	0.06	748,599	32,615	234,921
Metals	910,596	0.71	2,702,004	357,295	1,494,999
Softs	844,031	0.66	1,213,593	266,446	770,096

Total	$7,772,768	6.07%

*	Annual average of daily Values at Risk.
December 31, 2020

				Twelve Months Ended December 31, 2020
Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$2,970	0.00	** %	$187,110	$-	$67,616
Energy	4,858,983	5.81		7,529,589	2,795,788	4,664,387
Grains	836,546	1.00		909,093	224,559	538,914
Livestock	92,931	0.11		2,310,147	34,155	471,662
Metals	1,778,095	2.13		4,154,439	772,122	2,042,098
Softs	454,271	0.54		2,102,795	283,943	947,726

Total	$8,023,796	9.59%

*	Annual average of daily Values at Risk.
**	Due to rounding.
As of December 31, 2021, GSL Master’s total capitalization was $20,925,571, and the Partnership owned 100.0% of GSL Master. As of December 31, 2021, GSL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to GSL Master for trading) was as follows:
December 31, 2021

			Twelve Months Ended December 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$252,733	1.21%	$4,098,617	$-	$564,146

Total	$252,733	1.21%

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
As of December 31, 2021, NL Master’s total capitalization was $42,253,950, and the Partnership owned approximately 26.0% of NL Master. As of December 31, 2021, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to NL Master for trading) was as follows:
December 31, 2021

			Twelve Months Ended December 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$5,235,369	12.39%	$12,881,816	$670,621	$3,221,401

Total	$5,235,369	12.39%

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

The following were the primary trading risk exposures of the Partnership/Funds at December 31, 2021 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.
Energy
. The Partnership’s/Funds’ primary energy market exposure is to price movements in natural gas, crude oil, and oil related products, often resulting from political developments in the Middle East, adverse weather conditions, and other factors contributing to supply and demand. Further energy market exposure is to the carbon emission, European and U.S. electric power, and coal markets which are subject to price movements driven by geopolitical events, climate related regulation, and supply and demand related factors. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.
Metals
. The Partnership’s/Funds’ primary metal market exposure as of December 31, 2021 was to fluctuations in the prices of copper, gold, nickel, zinc, silver, platinum, and palladium.
Softs
. The Partnership’s/Funds’ trading risk exposure in soft commodities is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, sugar, coffee, and cotton accounted for the majority of the Partnership’s/Funds’ soft commodities exposure as of December 31, 2021.
Grains
. The Partnership’s/Funds’ trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, corn, and wheat accounted for the majority of the Partnership’s/Funds’ grain exposure as of December 31, 2021.
Livestock
. The Partnership’s/Funds’ primary risk exposure in livestock is to fluctuations in hog and cattle prices.
Currencies
. The Partnership’s/Funds’ currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership’s/Funds’ primary currency exposure as of December 31, 2021 is to the British pound as a result of the hedging of
non-U.S.
dollar denominated commodity positions. The General Partner/Trading Manager does not anticipate that the risk profile of the Partnership’s/Funds’ currency sector to be significant in the future.
Qualitative Disclosures Regarding
Non-Trading
Risk Exposure
The following was the only
non-trading
risk exposure of the Partnership/Funds as of December 31, 2021.
Foreign Currency Balances
. The Partnership/Funds may hold various foreign balances. The Advisors regularly convert foreign currency balances to U.S. dollars in an attempt to manage the Partnership’s/Funds’
non-trading
risk.
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

Item 8.
Financial Statements and Supplementary Data
.
CERES TACTICAL COMMODITY L.P.
The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm (PCAOB ID: 42), for the years ended December 31, 2021, 2020, and 2019; Statements of Financial Condition at December 31, 2021 and 2020; Condensed Schedules of Investments at December 31, 2021 and 2020; Statements of Income and Expenses for the years ended December 31, 2021, 2020, and 2019; Statements of Changes in Partners’ Capital for the years ended December 31, 2021, 2020, and 2019; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form
10-K.

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
The management of Ceres Tactical Commodity L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in the
Internal Control-Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2021 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Tactical Commodity L.P.	Ceres Tactical Commodity L.P.

Report of Independent Registered Public Accounting Firm
To the Partners of Ceres Tactical Commodity L.P.,
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of Ceres Tactical Commodity L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2021 and 2020, the related statements of income and expenses, and changes in partners’ capital for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 and 2020, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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

Boston, MA
March 18, 2022

Ceres Tactical Commodity L.P.
Statements of Financial Condition
December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
Assets:
Investment in the Funds (1) , at fair value (Note 6)	$31,910,757	$17,078,330
Redemptions receivable from the Funds	9,530,301	3,064,522

Equity in trading account:
Unrestricted cash (Note 3c)	83,266,107	56,900,738
Restricted cash (Note 3c)	7,622,510	8,219,507
Net unrealized appreciation on open futures contracts	2,520,777	1,107,408
Net unrealized appreciation on open forward contracts	32,498	117,751
Options purchased, at fair value (premiums paid $6,171,271 and $2,487,075 at December 31, 2021 and 2020, respectively)	11,866,605	2,557,903

Total equity in trading account	105,308,497	68,903,307

Interest receivable (Note 3c)	2,728	3,938

Total assets	$146,752,283	$89,050,097

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $6,265,420 and $3,487,897 at December 31, 2021 and 2020, respectively)	$7,039,257	$2,801,304
Accrued expenses:
Ongoing selling agent fees (Note 3d)	85,818	70,401
Management fees (Note 3b)	125,544	107,535
General Partner fees (Note 3a)	87,151	53,750
Incentive fees (Note 3b)	10,012,065	613,765
Professional fees	186,105	179,079
Redemptions payable to General Partner (Note 7)	50,000	300,000
Redemptions payable to Limited Partners (Note 7)	1,255,919	1,284,827

Total liabilities	18,841,859	5,410,661

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 748.1180 and 862.8760 Redeemable Units outstanding at December 31, 2021 and 2020, respectively	1,394,753	1,011,664
Limited Partners, Class A, 54,425.1587 and 56,256.1017 Redeemable Units outstanding at December 31, 2021 and 2020, respectively	124,645,209	81,673,675
Limited Partners, Class D, 600.0580 Redeemable Units outstanding at December 31, 2021 and 2020	1,089,766	690,828
Limited Partners, Class Z, 418.7500 and 224.5500 Redeemable Units outstanding at December 31, 2021 and 2020, respectively	780,696	263,269

Total partners’ capital (net asset value)	127,910,424	83,639,436

Total liabilities and partners’ capital	$146,752,283	$89,050,097

Net asset value per Redeemable Unit:
Class A	$2,290.21	$1,451.82

Class D	$1,816.10	$1,151.27

Class Z	$1,864.35	$1,172.43

(1)	Defined in Note 1.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
December 31, 2021

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	40	$9,055	0.01%
Energy
NATURAL GAS FUTR Feb 22 - Dec 24	12,525	15,688,463	12.26
NAT GAS LAST DAY Dec 22	230	2,925,360	2.29
GLOBEX NAT GAS LD Dec 23	235	1,984,400	1.55
Other	2,294	1,051,178	0.82
Grains	285	37,245	0.03
Indices	476	(1,154,113)	(0.90)
Livestock	31	990	0.00 *
Metals	110	134,848	0.11
Softs	322	1,057	0.00 *

Total futures contracts purchased		20,678,483	16.17

Futures Contracts Sold
Energy
NATURAL GAS FUTR Mar 22 - Mar 25	13,228	(7,865,625)	(6.15)
NAT GAS LAST DAY Mar 22 - Oct 22	699	(6,817,820)	(5.33)
GLOBEX NAT GAS LD Mar 24	235	(1,558,690)	(1.22)
Other	3,371	(2,197,193)	(1.72)
Grains	211	115,235	0.09
Indices	320	233,958	0.18
Livestock	42	(12,440)	(0.01)
Metals	34	(17,100)	(0.01)
Softs	249	(38,031)	(0.03)

Total futures contracts sold		(18,157,706)	(14.20)

Net unrealized appreciation on open futures contracts		$2,520,777	1.97%

Unrealized Appreciation on Open Forward Contracts
Metals	493	$2,333,825	1.83%

Total unrealized appreciation on open forward contracts		2,333,825	1.83

Unrealized Depreciation on Open Forward Contracts
Metals	507	(2,301,327)	(1.80)

Total unrealized depreciation on open forward contracts		(2,301,327)	(1.80)

Net unrealized appreciation on open forward contracts		$32,498	0.03%

Options Purchased
Calls
Energy
NAT GAS EUR OPT C, 3%—4.25%, Feb 22—Dec 25	1,695	$10,523,414	8.23%
Metals	97	551,393	0.43
Puts
Energy	920	661,421	0.52
Metals	83	130,377	0.10

Total options purchased (premiums paid $6,171,271)		$11,866,605	9.28%

Options Written
Calls
Energy	1,377	$(3,786,346)	(2.96)%
Metals	97	(551,393)	(0.43)
Puts
Energy	2,179	(2,553,333)	(2.00)
Metals	83	(130,377)	(0.10)
Softs	25	(17,808)	(0.01)

Total options written (premiums received $6,265,420)		$(7,039,257)	(5.50)%

		Fair Value	% of Partners’ Capital
Investment in the Funds
CMF NL Master Fund LLC		$10,984,329	8.59%
CMF GSL Master Fund LLC		20,926,428	16.36

Total investment in the Funds		$31,910,757	24.95%

*	Due to rounding.

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

Ceres Tactical Commodity L.P.
Statements of Income and Expenses
For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Investment Income:
Interest income (Note 3c)	$26,691	$234,681	$1,716,370
Interest income allocated from the Funds (Note 3c)	11,380	62,837	308,347

Total investment income	38,071	297,518	2,024,717

Expenses:
Expenses allocated from the Funds	265,252	309,367	345,086
Clearing fees related to direct investments (Note 3c)	1,071,298	855,470	1,138,045
Ongoing selling agent fees (Note 3d)	903,744	1,318,996	2,062,779
Management fees (Note 3b)	1,316,998	1,361,440	1,550,912
General Partner fees (Note 3a)	916,641	666,898	783,963
Incentive fees (Note 3b)	11,419,401	2,241,270	1,057,828
Professional fees	434,587	318,626	394,964

Total expenses	16,327,921	7,072,067	7,333,577

Net investment loss	(16,289,850)	(6,774,549)	(5,308,860)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	18,211,530	14,839,905	10,192,456
Net realized gains (losses) on closed contracts allocated from the Funds	37,773,316	(573,110)	(2,988,301)
Net change in unrealized gains (losses) on open contracts	5,495,078	(1,421,890)	2,156,294
Net change in unrealized gains (losses) on open contracts allocated from the Funds	2,197,213	735,132	(678,017)

Total trading results	63,677,137	13,580,037	8,682,432

Net income (loss)	$47,387,287	$6,805,488	$3,373,572

Net income (loss) per Redeemable Unit (Note 8): *
Class A	$838.39	$107.71	$43.45

Class D	$664.83	$93.50	$47.02

Class Z	$691.92	$103.39	$55.21

Weighted average Redeemable Units outstanding:
Class A	54,414.5840	60,513.3041	77,176.4275

Class D	600.0580	600.0580	600.0580

Class Z	1,113.3481	1,208.2984	1,308.9342

*	Represents the change in net asset value per Redeemable Unit.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2021, 2020 and 2019

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2018	$56,857,034	43,713.9067	$606,507	600.0580	$755,325	745.0230	$58,218,866	45,058.9877
Subscriptions - General Partner	-	-	-	-	680,750	671.4640	680,750	671.4640
Subscriptions - Limited Partners	52,019,698	39,975.1700	-	-	100,000	99.2020	52,119,698	40,074.3720
Redemptions - General Partner	-	-	-	-	(315,025)	(297.7320)	(315,025)	(297.7320)
Redemptions - Limited Partners	(22,078,526)	(16,683.8500)	-	-	(106,051)	(99.2020)	(22,184,577)	(16,783.0520)
Net income (loss)	3,264,366	-	28,216	-	80,990	-	3,373,572	-

Partners’ Capital, December 31, 2019	90,062,572	67,005.2267	634,723	600.0580	1,195,989	1,118.7550	91,893,284	68,724.0397
Subscriptions - Limited Partners	2,670,643	1,834.1890	-	-	260,760	224.5500	2,931,403	2,058.7390
Redemptions - General Partner	-	-	-	-	(300,000)	(255.8790)	(300,000)	(255.8790)
Redemptions - Limited Partners	(17,690,739)	(12,583.3140)	-	-	-	-	(17,690,739)	(12,583.3140)
Net income (loss)	6,631,199	-	56,105	-	118,184	-	6,805,488	-

Partners’ Capital, December 31, 2020	81,673,675	56,256.1017	690,828	600.0580	1,274,933	1,087.4260	83,639,436	57,943.5857
Subscriptions - Limited Partners	10,121,560	4,927.5530	-	-	325,000	194.2000	10,446,560	5,121.7530
Redemptions - General Partner	-	-	-	-	(190,000)	(114.7580)	(190,000)	(114.7580)
Redemptions - Limited Partners	(13,372,859)	(6,758.4960)	-	-	-	-	(13,372,859)	(6,758.4960)
Net income (loss)	46,222,833	-	398,938	-	765,516	-	47,387,287	-

Partners’ Capital, December 31, 2021	$124,645,209	54,425.1587	$1,089,766	600.0580	$2,175,449	1,166.8680	$127,910,424	56,192.0847

Net asset value per Redeemable Unit:

	Class A	Class D	Class Z
2019:	$1,344.11	$1,057.77	$1,069.04

2020:	$1,451.82	$1,151.27	$1,172.43

2021:	$2,290.21	$1,816.10	$1,864.35

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Notes to Financial Statements

1.	Organization:
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
As of December 31, 2021, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Pan Capital Management L.P. (“Pan”), Northlander Commodity Advisors LLP (“Northlander”) and Geosol Capital, LLC (“Geosol”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. On December 31, 2020, the Partnership fully redeemed its investment in CMF Aquantum Master Fund LLC (“Aquantum Master”). Also effective on December 31, 2020, Aquantum GmbH (“Aquantum”) ceased to act as a commodity trading advisor to the Partnership. On March 31, 2019, the Partnership fully redeemed its investment in CMF Harbour Square Master Fund LLC (“Harbour Square Master”). Also effective on March 31, 2019, Harbour Square Capital Management LLC (“Harbour Square”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. References herein to the “Advisors” may also include, as relevant, Aquantum and Harbour Square.
During the periods covered by this report, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
The Partnership, CMF NL Master Fund LLC (“NL Master”) and CMF GSL Master Fund LLC (“GSL Master”) have entered, and (prior to their respective terminations) Aquantum Master and Harbour Square Master had entered, into futures brokerage account agreements with MS&Co. NL Master and GSL Master are collectively referred to as the “Funds.” References herein to the “Funds” may also include, as relevant, Aquantum Master and Harbour Square Master.

Ceres Tactical Commodity L.P.
Notes to Financial Statements

As of June 13, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to October 31, 2016 were deemed “Class A Redeemable Units.” Class Z Redeemable Units were first issued on January 1, 2017. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units were not changed. Class D Redeemable Units were first issued July 1, 2018. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units and Class Z Redeemable Units were not changed. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” Class A Redeemable Units are and Class D Redeemable Units were available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and
non-U.S.
investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that Class A Redeemable Units and Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the adjusted net assets of Class A Redeemable Units and Class D Redeemable Units, respectively, as of the end of each month, whereas Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee. For the period from July 1, 2020 to December 31, 2020, Class A Redeemable Units were subject to a monthly ongoing selling agent fee equal to 1/12 of 1.00% (a 1.00% annual rate) of the adjusted net assets of Class A Redeemable Units as of the end of each month. Prior to July 1, 2020, Class A Redeemable units were subject to a monthly ongoing selling agent fee equal to 1/12 of 2.00% (a 2.00% annual rate) of the adjusted net assets of Class A Redeemable Units as of the end of each month. Effective January 1, 2021, the Partnership ceased offering Class D Redeemable Units.
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

a.
Use of Estimates
. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.

b.
Profit Allocation
. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or redemptions and losses, if any.

4
7

Ceres Tactical Commodity L.P.
Notes to Financial Statements

c.
Statement of Cash Flows
. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230,
“Statement of Cash Flows.”
The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2021, 2020 and 2019, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

d.
Partnership’s Investment in the Funds
. The Partnership carries its investment in the Funds based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Funds.

e.
Partnership’s/Funds’ Derivative Investments
. All commodity interests held by the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in,
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

f.
Partnership’s Cash
. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $162,449 (cost of $168,901) and ($83,897) (proceeds of $74,559) as of December 31, 2021 and 2020, respectively.

g.
Income Taxes
. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740,
“Income Taxes,”
which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are
“more-likely-than-not”
of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not
threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The
2018 through 2021 tax years
remain subject to examination by U.S. federal and most state tax authorities.

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

4
8

Ceres Tactical Commodity L.P.
Notes to Financial Statements

i.
Net Income (Loss) per Redeemable Unit
. Net income (loss) per Redeemable Unit for each Class is calculated in accordance with ASC 946,
“Financial Services — Investment Companies.”
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
The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and are not responsible for the organization or operation of the Partnership. Effective November 1, 2020, the Partnership pays Geosol a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end
Net Assets allocated to Geosol. The Partnership pays Millburn a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end
Net Assets allocated to Millburn. Prior to January 1, 2021, the Partnership paid Millburn a monthly management fee equal to 1/12 of 2.0% (2.0% per year) of month-end
Net Assets allocated to Millburn. The Partnership pays Ospraie a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of
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

4
9

Ceres Tactical Commodity L.P.
Notes to Financial Statements

In addition, the Partnership is obligated to pay each Advisor an incentive fee. The Partnership pays Geosol, Ospraie and Northlander each an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in each Management Agreement, earned by the relevant Advisor for the Partnership during each calendar year. The Partnership pays Millburn an incentive fee, payable annually, equal to 27.5% of New Trading Profits, as defined in the Management Agreement, earned by Millburn for the Partnership during the calendar year. Prior to January 1, 2021, Millburn was eligible to receive an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in the Management Agreement. The Partnership pays Pan a quarterly incentive fee equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by Pan for the Partnership each quarter. Prior to its termination on December 31, 2020, Aquantum was eligible to receive a semi-annual incentive fee of 20% of New Trading Profits, as defined in the Management Agreement, earned by Aquantum for the Partnership each calendar half-year. Prior to its termination on March 31, 2019, Harbour Square was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in the Management Agreement. An Advisor’s incentive fee is allocated proportionally to each Class based on the net asset value of the respective Class. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Each Management Agreement can be terminated upon notice by either party.
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
The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, user, give-up,
floor brokerage and National Futures Association fees (collectively, the “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited by MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2021 and 2020, the amount of cash held for margin requirements was $7,622,510 and $8,219,507, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account at the rate equal to the monthly average of the
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
“Balance Sheet,”
have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2021 and 2020 were 31,981 and 27,782, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2021 and 2020 were 1,489 and 1,477, respectively. The monthly average number of option contracts traded directly by the Partnership during the years ended December 31, 2021 and 2020 were 5,497 and 2,734, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.
All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds for indirect trading and allocated to the Funds’ members, including the Partnership.

Ceres Tactical Commodity L.P.
Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of December 31, 2021 and 2020, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2021				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$33,395,257	$(30,874,480)	$2,520,777	$-	$-	$2,520,777
Forwards	2,333,825	(2,301,327)	32,498	-	-	32,498

Total assets	$35,729,082	$(33,175,807)	$2,553,275	$-	$-	$2,553,275

Liabilities
Futures	$(30,874,480)	$30,874,480	$-	$-	$-	$-
Forwards	(2,301,327)	2,301,327	-	-	-	-

Total liabilities	$(33,175,807)	$33,175,807	$-	$-	$-	$-

Net fair value						$2,553,275	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2020				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$10,247,949	$(9,140,541)	$1,107,408	$-	$-	$1,107,408
Forwards	3,792,274	(3,674,523)	117,751	-	-	117,751

Total assets	$14,040,223	$(12,815,064)	$1,225,159	$-	$-	$1,225,159

Liabilities
Futures	$(9,140,541)	$9,140,541	$-	$-	$-	$-
Forwards	(3,674,523)	3,674,523	-	-	-	-

Total liabilities	$(12,815,064)	$12,815,064	$-	$-	$-	$-

Net fair value						$1,225,159	*

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of December 31, 2021 and 2020, respectively.

	December 31, 2021
Assets
Futures Contracts
Currencies	$19,552
Energy	32,506,206
Grains	269,015
Indices	240,961
Livestock	14,300
Metals	164,478
Softs	180,745

Total unrealized appreciation on open futures contracts	33,395,257

Liabilities
Futures Contracts
Currencies	(10,497)
Energy	(29,296,133)
Grains	(116,535)
Indices	(1,161,116)
Livestock	(25,750)
Metals	(46,730)
Softs	(217,719)

Total unrealized depreciation on open futures contracts	(30,874,480)

Net unrealized appreciation on open futures contracts	$2,520,777	*

Assets
Forward Contracts
Metals	$2,333,825

Total unrealized appreciation on open forward contracts	2,333,825

Liabilities
Forward Contracts
Metals	(2,301,327)

Total unrealized depreciation on open forward contracts	(2,301,327)

Net unrealized appreciation on open forward contracts	$32,498	**

Assets
Options Purchased
Energy	$11,184,835
Metals	681,770

Total options purchased	$11,866,605	***

Liabilities
Options Written
Energy	$(6,339,679)
Metals	(681,770)
Softs	(17,808)

Total options written	$(7,039,257)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

Ceres Tactical Commodity L.P.
Notes to Financial Statements

	December 31,
	2020
Assets
Futures Contracts
Currencies	$900
Energy	8,308,366
Grains	1,030,542
Indices	55,454
Livestock	4,410
Metals	492,282
Softs	355,995

Total unrealized appreciation on open futures contracts	10,247,949

Liabilities
Futures Contracts
Energy	(8,504,618)
Grains	(359,656)
Indices	(38,194)
Livestock	(9,990)
Metals	(20,635)
Softs	(207,448)

Total unrealized depreciation on open futures contracts	(9,140,541)

Net unrealized appreciation on open futures contracts	$1,107,408	*

Assets
Forward Contracts
Metals	$3,792,274

Total unrealized appreciation on open forward contracts	3,792,274

Liabilities
Forward Contracts
Metals	(3,674,523)

Total unrealized depreciation on open forward contracts	(3,674,523)

Net unrealized appreciation on open forward contracts	$117,751	**

Assets
Options Purchased
Energy	$1,766,726
Metals	791,177

Total options purchased	$2,557,903	***

Liabilities
Options Written
Energy	$(1,817,119)
Grains	(78,506)
Livestock	(12,600)
Metals	(823,944)
Softs	(69,135)

Total options written	$(2,801,304)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Con dition .
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

Ceres Tactical Commodity L.P.
Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2021, 2020 and 2019, respectively.

Sector	2021			2020			2019
Currencies	$(83,859)			$28,365			$102,185
Energy	20,738,877			11,685,245			8,018,754
Grains	946,520			902,146			896,448
Indices	90,103			(153,769)			56,860
Livestock	(781,028)			(251,731)			1,749,339
Metals	1,725,808			(580,364)			117,352
Softs	1,070,187			1,788,123			1,407,812

Total	$23,706,608	*	****	$13,418,015	*	****	$12,348,750	*	****

*****
    This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
Partnership’s and the Funds’ Fair Value Measurements
. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2021 and 2020, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.
Notes to Financial Statements

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$33,395,257	$33,395,257	$-	$-
Forwards	2,333,825	-	2,333,825	-
Options purchased	11,866,605	11,866,605	-	-

Total assets	$47,595,687	$45,261,862	$2,333,825	$-

Liabilities
Futures	$30,874,480	$30,874,480	$-	$-
Forwards	2,301,327	-	2,301,327	-
Options written	7,039,257	7,039,257	-	-

Total liabilities	$40,215,064	$37,913,737	$2,301,327	$-

December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$10,247,949	$10,247,949	$-	$-
Forwards	3,792,274	-	3,792,274	-
Options purchased	2,557,903	2,557,903	-	-

Total assets	$16,598,126	$12,805,852	$3,792,274	$-

Liabilities
Futures	$9,140,541	$9,140,541	$-	$-
Forwards	3,674,523	-	3,674,523	-
Options written	2,801,304	2,801,304	-	-

Total liabilities	$15,616,368	$11,941,845	$3,674,523	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of December 31, 2021 and 2020, respectively.

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
The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2021.
The Partnership’s/Funds’ trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Partnership/Funds engage in such trading through commodity brokerage accounts maintained with MS&Co.
Generally, a member in the Funds withdraws all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the Trading Manager at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the member elects to redeem and informs the Funds. However, a member may request a withdrawal as of the end of any day if such request is received by the Trading Manager at least three days in advance of the proposed withdrawal day.
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
At December 31, 2021, the Partnership owned approximately 26.0% of NL Master and 100.0% of GSL Master. At December 31, 2020, the Partnership owned approximately 18.6% of NL Master and 100.0% of GSL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Ceres Tactical Commodity L.P.
Notes to Financial Statements

Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	December 31, 2021
	Total Assets	Total Liabilities	Total Capital
GSL Master	$27,210,336	$6,284,765	$20,925,571
NL Master	50,260,292	8,006,342	42,253,950

	December 31, 2020
	Total Assets	Total Liabilities	Total Capital
GSL Master	$14,472,056	$65,928	$14,406,128
NL Master	14,423,589	85,616	14,337,973
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
GSL Master	$(180,767)	$31,753,338	$31,572,571
NL Master	(264,783)	29,103,122	28,838,339

	For the year ended December 31, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
GSL Master (a)	$(43,875)	$(476,699)	$(520,574)
NL Master	(68,277)	(377,694)	(445,971)
Aquantum Master	(404,975)	1,636,543	1,231,568

(a)	From November 1, 2020, commencement of operations for GSL Master, through December 31, 2020.

Ceres Tactical Commodity L.P.
Notes to Financial Statements

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds is shown in the following tables:

	December 31, 2021		For the year ended December 31, 2021
	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
GSL Master	16.36%	$20,926,428	$31,762,143	$120,488	$69,086	$31,572,569	Commodity Portfolio	Monthly
NL Master	8.59%	10,984,329	8,219,766	60,522	15,156	8,144,088	Commodity Portfolio	Monthly

Total		$31,910,757	$39,981,909	$181,010	$84,242	$39,716,657

	December 31, 2020		For the year ended December 31, 2020
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
GSL Master (a)	17.23%	$14,407,041	$(474,915)	$15,660	$30,000	$(520,575)	Commodity Portfolio	Monthly
NL Master	3.19%	2,671,289	(100,249)	13,895	11,977	(126,121)	Commodity Portfolio	Monthly
Aquantum Master	- %	-	800,023	207,526	30,309	562,188	Commodity Portfolio	Monthly

Total		$17,078,330	$224,859	$237,081	$72,286	$(84,508)

(a)	From November 1, 2020, the date the Partnership invested into GSL Master, through December 31, 2020.

7.	Subscriptions, Distributions and Redemptions:
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

Ceres Tactical Commodity L.P.
Notes to Financial Statements

8.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021						2020						2019
	Class A		Class D		Class Z		Class A		Class D		Class Z **		Class A		Class D		Class Z ***
Per Redeemable Unit Performance
(for a unit outstanding throughout the period/year): *
Net realized and unrealized gains (losses)	$1,130.71		$894.58		$891.22		$217.51		$171.18		$157.53		$111.36		$87.51		$90.94
Net investment loss	(292.32)		(229.75)		(199.30)		(109.80)		(77.68)		(51.64)		(67.91)		(40.49)		(29.94)

Increase (decrease) for the period/year	838.39		664.83		691.92		107.71		93.50		105.89		43.45		47.02		61.00
Net asset value per Redeemable Unit, beginning of period/year	1,451.82		1,151.27		1,172.43		1,344.11		1,057.77		1,066.54		1,300.66		1,010.75		1,008.04

Net asset value per Redeemable Unit, end of period/year	$2,290.21		$1,816.10		$1,864.35		$1,451.82		$1,151.27		$1,172.43		$1,344.11		$1,057.77		$1,069.04

	2021						2020						2019
	Class A		Class D		Class Z		Class A		Class D		Class Z *****		Class A		Class D		Class Z ******
Ratios to Average Limited Partners’ Capital:
Net investment loss ****	(14.7)%		(14.5)%		(12.3)%		(7.9)%		(7.0)%		(5.1)%		(5.2)%		(3.9)%		(3.0)%

Operating expenses	4.4	%	4.4	%	3.6	%	5.6	%	4.8	%	4.2	%	6.1	%	4.8	%	4.0	%
Incentive fees	10.3	%	10.1	%	8.7	%	2.6	%	2.5	%	1.0	%	1.0	%	1.0	%	0.9	%

Total expenses	14.7	%	14.5	%	12.3	%	8.2	%	7.3	%	5.2	%	7.1	%	5.8	%	4.9	%

Total return:
Total return before incentive fees	71.9	%	71.7	%	71.1	%	10.7	%	11.5	%	10.9	%	4.4	%	5.7	%	7.0	%
Incentive fees	(14.2)%		(14.0)%		(12.1)%		(2.7)%		(2.7)%		(1.0)%		(1.1)%		(1.0)%		(0.9)%

Total return after incentive fees	57.7	%	57.7	%	59.0	%	8.0	%	8.8	%	9.9	%	3.3	%	4.7	%	6.1	%

*
Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period/year. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	For the period from February 1, 2020 to December 31, 2020.

***	For the period from February 1, 2019 to December 31, 2019.

****	Interest income less total expenses.

*****	Annualized (except for incentive fees) and for the period from February 1, 2020 to December 31, 2020.

******	Annualized (except for incentive fees) and for the period from February 1, 2019 to December 31, 2019.
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
Futures Contracts
. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.
London Metal Exchange Forward Contracts
. Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin, zinc or other metals. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.
Options
. The Partnership and the Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Partnership’s/Funds’ Statements of Financial Condition and
marked-to-market
daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Partnership’s/Funds’ Statements of Financial Condition and
marked-to-market
daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

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
Effective February 25, 2022, Etsuko Jennings resigned as a director of the General Partner.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2021 and 2020 is summarized below:

	For the period from October 1, 2021 to December 31, 2021	For the period from July 1, 2021 to September 30, 2021	For the period from April 1, 2021 to June 30, 2021	For the period from January 1, 2021 to March 31, 2021
Total investment income	$14,152	$11,882	$2,905	$9,132
Total expenses	(2,614,080)	(3,003,456)	(2,754,020)	(7,956,365)
Total trading results	7,958,774	9,847,519	8,853,961	37,016,883

Net income (loss)	$5,358,846	$6,855,945	$6,102,846	$29,069,650

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$95.63	$122.68	$111.21	$508.87

Class D	$75.84	$97.28	$88.18	$403.53

Class Z	$81.46	$103.06	$93.35	$414.05

	For the period from October 1, 2020 to December 31, 2020	For the period from July 1, 2020 to September 30, 2020	For the period from April 1, 2020 to June 30, 2020	For the period from January 1, 2020 to March 31, 2020
Total investment income	$15,673	$18,826	$20,544	$242,475
Total expenses	(1,007,953)	(2,341,103)	(1,334,565)	(2,388,446)
Total trading results	(717,301)	9,144,876	920,897	4,231,565

Net income (loss)	$(1,709,581)	$6,822,599	$(393,124)	$2,085,594

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(29.51)	$112.83	$(7.40)	$31.79

Class D	$(22.66)	$90.11	$(2.39)	$28.44

Class Z	$(20.81)	$93.71	$(0.33)	$30.82

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
.
Not applicable.
Item 9A.
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
and
15d-15(e)
under the Exchange Act) as of December 31, 2021, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
The report included in “Item 8.
Financial Statements and Supplementary Data
.” includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).
There were no changes in the Partnership’s
internal control over financial reporting
process during the fiscal quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
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
Effective February 25, 2022, Etsuko Jennings resigned as a director of the General Partner.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance
.
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
Patrick T. Egan
, age 53, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as
Co-Chief
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

Steven Ross
, age 50, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.
Matthew R. Graver,
age 54, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.
The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.
Item 11.
Executive Compensation
.
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
month-end
net assets.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
.
(a)
Security ownership of certain beneficial owners
. As of February 28, 2022, the Partnership knows of no persons who beneficially own more than 5% of the Redeemable Units outstanding.
(b)
Security ownership of management
. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2021:

		(3) Amount and
		Nature of
	(2) Name of	Beneficial	(4) Percent of
(1) Title of Class	Beneficial Owner	Ownership	Class
Class Z Redeemable Units	General Partner	748.1180	64.1%
(c)
Changes in control
. None.
Item 13.
Certain Relationships, Related Transactions and Director Independence
.
(a)
Transactions with related persons.
None.
(b)
Review, approval or ratification of transactions with related persons.
Not applicable.
(c)
Promoters and certain control persons
. MS&Co., Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1.
Business
.”, “Item 8.
Financial Statements and Supplementary Data
.” and “Item 11.
Executive Compensation
.”
Item 14.
Principal Accountant Fees and Services
.
(1)
Audit Fees
. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2021 and 2020 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms
10-Q
and
10-K
and other services normally provided in connection with regulatory filings or engagements were:
2021 $140,977
2020 $122,809
(2)
Audit-Related Fees
. None.
(3)
Tax Fees
. The Partnership did not pay EY any amounts in 2021 and 2020 for professional services in connection with tax compliance, tax advice and tax planning.
(4)
All Other Fees
. None.
(5) Not Applicable.
(6) Not Applicable.

PART IV
Item 15.
Exhibits and Financial Statement Schedules
.
(1) Financial Statements:
Statements of Financial Condition at December 31, 2021 and 2020.
Condensed Schedules of Investments at December 31, 2021 and 2020.
Statements of Income and Expenses for the years ended December 31, 2021, 2020 and 2019.
Statements of Changes in Partners’ Capital for the years ended December 31, 2021, 2020 and 2019.
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

3.2(a)	Fifth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to the Current Report on Form 8—K filed on November 17, 2016 and incorporated herein by reference).

3.2(b)
Amendment Number 1 to the Fifth Amended and Restated Limited Partnership Agreement, effective June 13, 2018 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on June 15, 2018 and incorporated herein by reference).

4.1	Description of Securities (filed as Exhibit 4.1 to the Annual Report on Form 10-K filed on March 25, 2021 and incorporated herein by reference).

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

10.2(a)
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

99.1	Financial Statements of CMF GSL Master Fund LLC.

99.2	Financial Statements of CMF NL Master Fund LLC.

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference:

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President & Director
Date: March 24, 2022
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Matthew R. Graver	/s/ Steven Ross
Patrick T. Egan	Matthew R. Graver	Steven Ross

President and Director	Director	Chief Financial Officer and Director

Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC

Date: March 24, 2022	Date: March 24, 2022	Date: March 24, 2022
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.
Annual Report to limited partners.
No proxy material has been sent to limited partners.