Form 10-Q
period 2022-03-31
Ceres Tactical Commodity L.P.
filed 2022-05-11
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR (    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes _     No
X
As of April 30, 2022, 54,636.1947 Limited Partnership Class A Redeemable Units were outstanding, 600.0580 Limited Partnership Class D Redeemable Units were outstanding and 445.5690 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Commodity L.P.
Statements of Financial Condition

	March 31, 2022 (Unaudited)	December 31, 2021
Assets:
Investment in the Funds (1) , at fair value	$34,748,101	$31,910,757
Redemptions receivable from the Funds	85,002	9,530,301

Equity in trading account:
Unrestricted cash	67,110,913	83,266,107
Restricted cash	9,124,876	7,622,510
Net unrealized appreciation on open futures contracts	21,539,832	2,520,777
Net unrealized appreciation on open forward contracts	629,044	32,498
Options purchased, at fair value (premiums paid $6,636,342 and $6,171,271 at March 31, 2022 and December 31, 2021, respectively)	26,370,739	11,866,605

Total equity in trading account	124,775,404	105,308,497

Interest receivable	12,372	2,728

Total assets	$159,620,879	$146,752,283

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $7,472,742 and $6,265,420 at March 31, 2022 and December 31, 2021, respectively)	$16,464,992	$7,039,257
Accrued expenses:
Ongoing selling agent fees	87,925	85,818
Management fees	126,622	125,544
General Partner fees	89,272	87,151
Incentive fees	2,905,394	10,012,065
Professional fees	232,082	186,105
Redemptions payable to General Partner	-	50,000
Redemptions payable to Limited Partners	753,342	1,255,919

Total liabilities	20,659,629	18,841,859

Partners’ Capital:
General Partner, Class Z, 748.1180 Redeemable Units outstanding at March 31, 2022 and December 31, 2021	1,515,845	1,394,753
Limited Partners, Class A, 54,486.3317 and 54,425.1587 Redeemable Units outstanding at March 31, 2022 and December 31, 2021, respectively	135,360,469	124,645,209
Limited Partners, Class D, 600.0580 Redeemable Units outstanding at March 31, 2022 and December 31, 2021	1,182,120	1,089,766
Limited Partners, Class Z, 445.5690 and 418.7500 Redeemable Units outstanding at March 31, 2022 and December 31, 2021, respectively	902,816	780,696

Total partners’ capital (net asset value)	138,961,250	127,910,424

Total liabilities and partners’ capital	$159,620,879	$146,752,283

Net asset value per Redeemable Unit:
Class A	$2,484.30	$2,290.21

Class D	$1,970.01	$1,816.10

Class Z	$2,026.21	$1,864.35

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
March 31, 2022
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital

Futures Contracts Purchased
Currencies	26	$3,383	0.00	* %
Energy
WTI CRUDE FUTURE JUN22	156	(1,794,390)	(1.29)
NAT GAS LAST DAY Nov22	97	3,090,490	2.22
NAT GAS LAST DAY Dec22	230	7,451,760	5.36
GLOBEX NAT GAS LD DEC23	235	3,880,850	2.79
Henry LD1 Fix FUT Jan 2024	815	1,921,388	1.38
NATURAL GAS FUTR Nov22	2,364	17,972,080	12.93
NATURAL GAS FUTR Nov23	3,146	7,270,713	5.23
NATURAL GAS FUTR Dec22	2,412	18,504,515	13.32
NATURAL GAS FUTR Dec23	1,354	3,020,245	2.17
NATURAL GAS FUTR Dec24	754	1,614,633	1.16
NATURAL GAS FUTR JAN23	147	1,719,700	1.24
NATURAL GAS FUTR NOV22	266	3,899,190	2.81
NATURAL GAS FUTR Dec22	179	3,373,130	2.43
NATURAL GAS FUTR Dec23	353	2,571,470	1.85
Other	3,909	10,752,965	7.74
Grains	385	(489,589)	(0.35)
Indices	281	97,583	0.07
Lives tock	49	(6,010)	(0.00)	*
Metals	69	(15,659)	(0.01)
Softs	244	472,960	0.34

Total futures contracts purchased		85,311,407	61.39

Futures Contracts Sold
Energy
WTI CRUDE FUTURE MAY22	175	2,082,370	1.50
GLOBEX NAT GAS LD MAR23	65	(1,677,280)	(1.21)
GLOBEX NAT GAS LD MAR24	235	(3,302,390)	(2.38)
Henry LD1 Fix FUT Jan 2023	543	(3,673,583)	(2.64)
NATURAL GAS FUTR Mar24	705	(1,829,778)	(1.32)
NATURAL GAS FUTR APR23	2,233	(4,425,190)	(3.18)
NATURAL GAS FUTR May22	1,645	(8,990,593)	(6.47)
NATURAL GAS FUTR SEP22	1,196	(9,183,765)	(6.61)
NATURAL GAS FUTR MAY23	299	(1,754,070)	(1.26)
NATURAL GAS FUTR JUL22	666	(7,706,070)	(5.55)
NATURAL GAS FUTR Oct22	657	(6,187,460)	(4.45)
Other	10,114	(17,060,380)	(12.28)
Grains	144	206,485	0.15
Indices	502	(70,771)	(0.05)
Livestock	53	26,090	0.02
Metals	49	(32,215)	(0.02)
Softs	132	(192,975)	(0.14)

Total futures contracts sold		(63,771,575)	(45.89)

Net unrealized appreciation on open futures contracts		$21,539,832	15.50%

Unrealized Appreciation on Open Forward Contracts
Metals	324	$5,047,749	3.63%

Total unrealized appreciation on open forward contracts		5,047,749	3.63

Unrealized Depreciation on Open Forward Contracts
Metals	292	(4,418,705)	(3.18)

Total unrealized depreciation on open forward contracts		(4,418,705)	(3.18)

Net unrealized appreciation on open forward contracts		$629,044	0.45%

Options Purchased
Calls
Energy	2,029	$25,430,266	18.30%
Grains	32	15,200	0.01
Metals	63	787,832	0.57
Puts
Energy	722	61,532	0.04
Livestock	8	7,600	0.01
Metals	24	68,309	0.05

Total options purchased (premiums paid $6,636,342)		$26,370,739	18.98%

Options Written
Calls
Energy	1,725	$(12,702,367)	(9.15)%
Metals	89	(921,353)	(0.66)
Softs	24	(41,708)	(0.03)
Puts
Energy	2,306	(2,412,538)	(1.74)
Grains	43	(169,725)	(0.12)
Metals	44	(116,832)	(0.08)
Softs	129	(100,469)	(0.07)

Total options written (premiums received $7,472,742)		$(16,464,992)	(11.85)%

		Fair Value	% of Partners ‘ Capital
Investment in the Funds
CMF NL Master Fund LLC		$10,723,271	7.72%
CMF GSL Master Fund LLC		24,024,830	17.29

Total investment in the Funds		$34,748,101	25.01%

*	Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
December 31, 2021

	Number of Contracts	Fair Value	% of Partners ‘ Capital
Futures Contracts Purchased
Currencies	40	$9,055	0.01%
Energy
NATURAL GAS FUTR Feb 22 - Dec 24	12,525	15,688,463	12.26
NAT GAS LAST DAY Dec 22	230	2,925,360	2.29
GLOBEX NAT GAS LD Dec 23	235	1,984,400	1.55
Other	2,294	1,051,178	0.82
Grains	285	37,245	0.03
Indices	476	(1,154,113)	(0.90)
Livestock	31	990	0.00 *
Metals	110	134,848	0.11
Softs	322	1,057	0.00 *

Total futures contracts purchased		20,678,483	16.17

Futures Contracts Sold
Energy
NATURAL GAS FUTR Mar 22 - Mar 25	13,228	(7,865,625)	(6.15)
NAT GAS LAST DAY Mar 22 - Oct 22	699	(6,817,820)	(5.33)
GLOBEX NAT GAS LD Mar 24	235	(1,558,690)	(1.22)
Other	3,371	(2,197,193)	(1.72)
Grains	211	115,235	0.09
Indices	320	233,958	0.18
Livestock	42	(12,440)	(0.01)
Metals	34	(17,100)	(0.01)
Softs	249	(38,031)	(0.03)

Total futures contracts sold		(18,157,706)	(14.20)

Net unrealized appreciation on open futures contracts		$2,520,777	1.97%

Unrealized Appreciation on Open Forward Contracts
Metals	493	$2,333,825	1.83%

Total unrealized appreciation on open forward contracts		2,333,825	1.83

Unrealized Depreciation on Open Forward Contracts
Metals	507	(2,301,327)	(1.80)

Total unrealized depreciation on open forward contracts		(2,301,327)	(1.80)

Net unrealized appreciation on open forward contracts		$32,498	0.03%

Options Purchased
Calls
Energy
NAT GAS EUR OPT C, 3% - 4.25%, Feb 22 - Dec 25	1,695	$10,523,414	8.23%
Metals	97	551,393	0.43
Puts
Energy	920	661,421	0.52
Metals	83	130,377	0.10

Total options purchased (premiums paid $6,171,271)		$11,866,605	9.28%

Options Written
Calls
Energy	1,377	$(3,786,346)	(2.96)%
Metals	97	(551,393)	(0.43)
Puts
Energy	2,179	(2,553,333)	(2.00)
Metals	83	(130,377)	(0.10)
Softs	25	(17,808)	(0.01)

Total options written (premiums received $6,265,420)		$(7,039,257)	(5.50)%

		Fair Value	% of Partners’ Capital
Investment in the Funds
CMF NL Master Fund LLC		$10,984,329	8.59%
CMF GSL Master Fund LLC		20,926,428	16.36

Total investment in the Funds		$31,910,757	24.95%

*	Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Investment Income:
Interest income	$17,429	$6,623
Interest income allocated from the Funds	5,994	2,509

Total investment income	23,423	9,132

Expenses:
Expenses allocated from the Funds	45,663	65,313
Clearing fees related to direct investments	226,515	302,542
Ongoing selling agent fees	254,969	196,540
Management fees	366,185	292,344
General Partner fees	258,895	199,084
Incentive fees	2,905,394	6,802,246
Professional fees	116,078	98,296

Total expenses	4,173,699	7,956,365

Net investment loss	(4,150,276)	(7,947,233)

Trading Results:
Net gains (losses) on trading of commodity interests and investments in the Funds:
Net realized gains (losses) on closed contracts	(15,439,393)	7,520,684
Net realized gains (losses) on closed contracts allocated from the Funds	5,063,427	31,007,246
Net change in unrealized gains (losses) on open contracts	25,438,091	(1,742,679)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(2,897)	231,632

Total trading results	15,059,228	37,016,883

Net income (loss)	$10,908,952	$29,069,650

Net income (loss) per Redeemable Unit: *
Class A	$194.09	$508.87

Class D	$153.91	$403.53

Class Z	$161.86	$414.05

Weighted average Redeemable Units outstanding:
Class A	54,722.4877	55,343.8350

Class D	600.0580	600.0580

Class Z	1,193.6870	1,058.1130

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2020	$81,673,675	56,256.1017	$690,828	600.0580	$1,274,933	1,087.4260	$83,639,436	57,943.5857
Subscriptions - Limited Partners	1,327,560	783.4600	-	-	-	-	1,327,560	783.4600
Redemptions - General Partner	-	-	-	-	(140,000)	(87.9390)	(140,000)	(87.9390)
Redemptions - Limited Partners	(7,158,576)	(3,885.1220)	-	-	-	-	(7,158,576)	(3,885.1220)
Net income (loss)	28,376,773	-	242,140	-	450,737	-	29,069,650	-

Partners’ Capital, March 31, 2021	$104,219,432	53,154.4397	$932,968	600.0580	$1,585,670	999.4870	$106,738,070	54,753.9847

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2021	$124,645,209	54,425.1587	$1,089,766	600.0580	$2,175,449	1,166.8680	$127,910,424	56,192.0847
Subscriptions - Limited Partners	1,758,000	748.8100	-	-	50,000	26.8190	1,808,000	775.6290
Redemptions - Limited Partners	(1,666,126)	(687.6370)	-	-	-	-	(1,666,126)	(687.6370)
Net income (loss)	10,623,386	-	92,354	-	193,212	-	10,908,952	-

Partners’ Capital, March 31, 2022	$135,360,469	54,486.3317	$1,182,120	600.0580	$2,418,661	1,193.6870	$138,961,250	56,280.0767

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
As of March 31, 2022, all trading decisions were made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Pan Capital Management L.P. (“Pan”), Northlander Commodity Advisors LLP (“Northlander”) and Geosol Capital, LLC (“Geosol”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co. and are not responsible for the organization or operation of the Partnership.
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
investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that Class A Redeemable Units and Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the adjusted net assets of Class A Redeemable Units and Class D Redeemable Units, respectively, as of the end of each month, whereas Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee. Effective January 1, 2021, the Partnership ceased offering Class D Redeemable Units.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

During the reporting periods ended March 31, 2022 and 2021, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
Millburn, Ospraie and Pan directly trade the Partnership’s assets allocated to each Advisor through managed accounts in the name of the Partnership pursuant to Millburn’s Commodity Program, Ospraie’s Commodity Program and Pan’s Energy Trading Program, respectively.
The Partnership, CMF NL Master Fund LLC (“NL Master”) and CMF GSL Master Fund LLC (“GSL Master”) have entered into futures brokerage account agreements with MS&Co. NL Master and GSL Master are collectively referred to as the “Funds.” The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, the execution of transactions as well as exchange, user, give-up,
floor brokerage and National Futures Association fees (collectively, the “clearing fees”).
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2022 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2022 and 2021. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2021. The December 31, 2021 information has been derived from the audited financial statements as of and for the year ended December 31, 2021.
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2022 and 2021, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.
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
Partnership’s Cash
. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2022 and December 31, 2021, the amount of cash held for margin requirements was $9,124,876 and $7,622,510, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $557,205 (cost of $561,817) and $162,449 (cost of $168,901) as of March 31, 2022 and December 31, 2021, respectively.
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
See Note 3, “Financial Highlights.”
There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form
10-K
for the year ended December 31, 2021.

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2022 and 2021 were
as follows.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$268.06	$212.56	$218.34	$649.12	$513.98	$523.75
Net investment loss	(73.97)	(58.65)	(56.48)	(140.25)	(110.45)	(109.70)

Increase (decrease) for the period	194.09	153.91	161.86	508.87	403.53	414.05
Net asset value per Redeemable Unit, beginning of period	2,290.21	1,816.10	1,864.35	1,451.82	1,151.27	1,172.43

Net asset value per Redeemable Unit, end of period	$2,484.30	$1,970.01	$2,026.21	$1,960.69	$1,554.80	$1,586.48

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(6.0)%	(6.0)%	(5.2)%	(12.0)%	(11.8)%	(11.0)%

Operating expenses	3.9%	3.9%	3.1%	4.9%	4.9%	4.0%
Incentive fees	2.2%	2.2%	2.2%	7.1%	7.0%	7.0%

Total expenses	6.1%	6.1%	5.3%	12.0%	11.9%	11.0%

Total return:
Total return before incentive fees	10.7%	10.7%	10.9%	43.3%	43.2%	43.5%
Incentive fees	(2.2)%	(2.2)%	(2.2)%	(8.2)%	(8.1)%	(8.2)%

Total return after incentive fees	8.5%	8.5%	8.7%	35.1%	35.1%	35.3%

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
have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2022 and 2021 were 35,716 and 26,095, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2022 and 2021 were 1,063 and 1,691, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended March 31, 2022 and 2021 were 7,035 and 4,539, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.
All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds for indirect trading and allocated to the Funds’ members, including the Partnership.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2022 and December 31, 2021, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2022	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$92,275,219	$(70,735,387)	$21,539,832	$-	$-	$21,539,832
Forwards	5,047,749	(4,418,705)	629,044	-	-	629,044

Total assets	$97,322,968	$(75,154,092)	$22,168,876	$-	$-	$22,168,876

Liabilities
Futures	$(70,735,387)	$70,735,387	$-	$-	$-	$-
Forwards	(4,418,705)	4,418,705	-	-	-	-

Total liabilities	$(75,154,092)	$75,154,092	$-	$-	$-	$-

Net fair value						$22,168,876	*

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2021	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$33,395,257	$(30,874,480)	$2,520,777	$-	$-	$2,520,777
Forwards	2,333,825	(2,301,327)	32,498	-	-	32,498

Total assets	$35,729,082	$(33,175,807)	$2,553,275	$-	$-	$2,553,275

Liabilities
Futures	$(30,874,480)	$30,874,480	$-	$-	$-	$-
Forwards	(2,301,327)	2,301,327	-	-	-	-

Total liabilities	$(33,175,807)	$33,175,807	$-	$-	$-	$-

Net fair value						$2,553,275	*

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2022 and December 31, 2021, respectively.

	March 31, 2022
Assets
Futures Contracts
Currencies	$3,676
Energy	91,250,029
Grains	269,799
Indices	115,548
Livestock	39,080
Metals	97,359
Softs	499,728

Total unrealized appreciation on open futures contracts	92,275,219

Liabilities
Futures Contracts
Currencies	(293)
Energy	(69,709,479)
Grains	(552,903)
Indices	(88,736)
Livestock	(19,000)
Metals	(145,233)
Softs	(219,743)

Total unrealized depreciation on open futures contracts	(70,735,387)

Net unrealized appreciation on open futures contracts	$21,539,832	*

Assets
Forward Contracts
Metals	$5,047,749

Total unrealized appreciation on open forward contracts	5,047,749

Liabilities
Forward Contracts
Metals	(4,418,705)

Total unrealized depreciation on open forward contracts	(4,418,705)

Net unrealized appreciation on open forward contracts	$629,044	**

Assets
Options Purchased
Energy	$25,491,798
Grains	15,200
Livestock	7,600
Metals	856,141

Total options purchased	$26,370,739	***

Liabilities
Options Written
Energy	$(15,114,905)
Grains	(169,725)
Metals	(1,038,185)
Softs	(142,177)

Total options written	$(16,464,992)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
Sector	2022		2021
Currencies	$(27,512)		$(14,993)
Energy	9,910,912		3,340,408
Grains	124,887		934,914
Indices	226,788		1,606,927
Livestock	(120,222)		(670,921)
Metals	(1,092,615)		457,531
Softs	976,460		124,139

Total	$9,998,698	*****	$5,778,005	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2022 and December 31, 2021 and for the periods ended March 31, 2022 and 2021, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

March 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$92,275,219	$39,670,785	$52,604,434	$-
Forwards	5,047,749	-	5,047,749	-
Options purchased	26,370,739	26,370,739	-	-

Total assets	$123,693,707	$66,041,524	$57,652,183	$-

Liabilities
Futures	$70,735,387	$30,721,627	$40,013,760	$-
Forwards	4,418,705	-	4,418,705	-
Options written	16,464,992	16,464,992	-	-

Total liabilities	$91,619,084	$47,186,619	$44,432,465	$-

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$33,395,257	$33,395,257	$-	$-
Forwards	2,333,825	-	2,333,825	-
Options purchased	11,866,605	11,866,605	-	-

Total assets	$47,595,687	$45,261,862	$2,333,825	$-

Liabilities
Futures	$30,874,480	$30,874,480	$-	$-
Forwards	2,301,327	-	2,301,327	-
Options written	7,039,257	7,039,257	-	-

Total liabilities	$40,215,064	$37,913,737	$2,301,327	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of March 31, 2022 and December 31, 2021, respectively.

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2022.
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
At March 31, 2022, the Partnership owned approximately 27.5% of NL Master and 100% of GSL Master. At December 31, 2021, the Partnership owned approximately 26.0% of NL Master and 100% of GSL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	March 31, 2022
	Total Assets	Total Liabilities	Total Capital
GSL Master	$24,998,212	$976,456	$24,021,756
NL Master	39,059,751	127,262	38,932,489

	December 31, 2021
	Total Assets	Total Liabilities	Total Capital
GSL Master	$27,210,336	$6,284,765	$20,925,571
NL Master	50,260,292	8,006,342	42,253,950

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
GSL Master	$(29,127)	$3,293,118	$3,263,991
NL Master	(39,824)	6,608,368	6,568,544

	For the three months ended March 31, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
GSL Master	$(55,028)	$30,626,597	$30,571,569
NL Master	(37,646)	2,842,858	2,805,212
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds is shown in the following tables:

	March 31, 2022		For the three months ended March 31, 2022
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
GSL Master	17.29%	$24,024,830	$3,297,520	$17,280	$16,249	$3,263,991	Commodity Portfolio	Monthly
NL Master	7.72%	10,723,271	1,769,004	8,103	4,031	1,756,870	Commodity Portfolio	Monthly

		$34,748,101	$5,066,524	$25,383	$20,280	$5,020,861

	December 31, 2021		For the three months ended March 31, 2021
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
GSL Master	16.36%	$20,926,428	$30,628,832	$40,012	$17,251	$30,571,569	Commodity Portfolio	Monthly
NL Master	8.59%	10,984,329	612,555	5,056	2,994	604,505	Commodity Portfolio	Monthly

		$31,910,757	$31,241,387	$45,068	$20,245	$31,176,074

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

7.	Financial Instrument Risks:
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
On February 22, 2022, the United States and several European nations announced sanctions against Russia in response to Russia’s mobilization of forces and threat of invasion of the Ukraine, and governments around the world imposed, and may in the future impose, additional sanctions on Russia in response to its continued escalation of this conflict. On February 24, 2022, Russian President Putin commenced a full-scale invasion of Russia’s pre-positioned
forces into the Ukraine. The conflict has created volatility in the price of various commodities and may have a negative impact on business activity globally, and therefore could adversely affect the performance of the Partnership’s/Funds’ investments. Furthermore, uncertainties regarding the conflict between the two nations and the varying involvement of the United States and other NATO countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership/Funds and the performance of their investments or operations, and the ability of the Partnership to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia or Ukraine, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflict.

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
On May 1, 2022, the Partnership allocated a portion of its assets to Drakewood Capital Management Limited (“Drakewood”), which is invested in CMF Drakewood Master Fund LLC and is traded by Drakewood pursuant to Drakewood’s Drakewood Prospect Fund Strategy.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
Liquidity and Capital Resources
The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2022.
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
For the three months ended March 31, 2022, Partnership capital increased 8.6% from $127,910,424 to $138,961,250. This increase was attributable to subscriptions of 748.8100 Class A limited partner Redeemable Units totaling $1,758,000, subscriptions of 26.8190 Class Z limited partner Redeemable Units totaling $50,000 and net income of $10,908,952 which was partially offset by redemptions of 687.6370 Class A limited partner Redeemable Units totaling $1,666,126. Future redemptions can impact the amount of funds available for direct investments and investment in the Funds in subsequent periods.
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

Results of Operations
During the Partnership’s first quarter of 2022, the net asset value per Redeemable Unit for Class A increased 8.5% from $2,290.21 to $2,484.30 as compared to an increase of 35.1% in the first quarter of 2021. During the Partnership’s first quarter of 2022, the net asset value per Redeemable Unit for Class D increased 8.5% from $1,816.10 to $1,970.01 as compared to an increase of 35.1% in the first quarter of 2021. During the Partnership’s first quarter of 2022, the net asset value per Redeemable Unit for Class Z increased 8.7% from $1,864.35 to $2,026.21 as compared to an increase of 35.3% in the first quarter of 2021. The Partnership experienced a net trading gain before fees and expenses during the first quarter of 2022 of $15,059,228. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy and softs and were partially offset by losses in currencies, grains, livestock, and metals. The Partnership experienced a net trading gain before fees and expenses during the first quarter of 2021 of $37,016,883. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, metals and softs and were partially offset by losses in currencies and livestock.
During the first quarter of 2022, the most notable gains were experienced during January, February, and March from long positions in natural gas futures as prices rallied to start the year on tight gas storage supplies and steady winter heating demand. Additional gains within the energies were experienced from long futures positions in crude oil and refined oil products as prices advanced in the lead up to Russia’s invasion of Ukraine. Further gains in the energy markets were recorded from long futures positions in coal, carbon emission allowances, and electrical power. Within the soft commodities, gains were recorded during March from long positions in sugar, cotton, and cocoa futures as inflationary pressures pushed commodity prices higher. The Partnership’s overall trading gains for the quarter were partially offset by small trading losses within the grains markets during March from short positions in wheat futures as prices spiked early in the month as demand for U.S. grain exports advanced. Losses were recorded in the metals sector throughout the quarter from positions in both industrial and precious metals. Smaller losses were incurred within the livestock sector during January from short positions in lean hog futures as prices moved higher on increased demand from pork processors.
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
U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three months ended March 31, 2022 increased by $14,291 as compared to the corresponding period in 2021. The increase in interest income was primarily due to higher interest rates and average daily equity during the three months ended March 31, 2022 as compared to the corresponding period in 2021. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.
Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2022 decreased by $76,027 as compared to the corresponding period in 2021. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three months ended March 31, 2022 as compared to the corresponding period in 2021.
Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted Net Assets of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2022 increased by $58,429 as compared to the corresponding period in 2021. The increase was due to higher average adjusted net assets during the three months ended March 31, 2022 as compared to the corresponding period in 2021.

Management fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2022 increased by $73,841 as compared to the corresponding period in 2021. The increase was due to higher average net assets during the three months ended March 31, 2022 as compared to the corresponding period in 2021.
General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2022 increased by $59,811 as compared to the corresponding period in 2021. This increase was due to higher average net assets during the three months ended March 31, 2022 as compared to the corresponding period in 2021.
Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three months ended March 31, 2022 and 2021 resulted in incentive fees of $2,905,394 and $6,802,246, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.
In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.
As of March 31, 2022 and December 31, 2021, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2022	March 31, 2022 (percentage of Partners’ Capital)	December 31, 2021	December 31, 2021 (percentage of Partners’ Capital)
Millburn	$29,899,133	22%	$28,587,320	22%
Ospraie	31,285,170	23%	28,131,705	22%
Pan	28,039,577	20%	25,139,538	20%
Northlander	10,389,640	7%	11,684,330	9%
Geosol	23,406,029	17%	20,926,427	16%
Unallocated	15,941,701	11%	13,441,104	11%
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
price fluctuation.
Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. Northlander and Geosol trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. Millburn, Ospraie and Pan directly trade managed accounts in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e in the managed accounts in the Partnership’s name traded by certain Advisors) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form
10-K
for the year ended December 31, 2021.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2022. As of March 31, 2022, the Partnership’s total capitalization was $138,961,250.

March 31, 2022
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$61,490	0.04%
Energy	9,004,986	6.48
Grains	2,726,092	1.96
Livestock	65,120	0.05
Metals	1,077,662	0.78
Softs	859,377	0.62

Total	$13,794,727	9.93%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds as of March 31, 2022 and December 31, 2021, and the highest, lowest and average values during the three months ended March 31, 2022 and the twelve months ended December 31, 2021. All open contracts trading risk exposures have been included in calculating the figures set forth below.
As of March 31, 2022 and December 31, 2021, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2022
			Three Months Ended March 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$61,490	0.04%	$112,860	$27,610	$64,862
Energy	5,891,686	4.24	7,379,838	4,917,284	6,323,624
Grains	2,726,092	1.96	2,726,092	385,530	790,944
Livestock	65,120	0.05	161,389	39,820	87,295
Metals	1,077,662	0.78	1,575,045	645,208	1,023,459
Softs	859,377	0.62	1,684,245	811,591	1,168,494

Total	$10,681,427	7.69%

*      Average of daily Values at Risk.

December 31, 2021
			Twelve Months Ended December 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$94,600	0.07%	$122,815	$-	$34,894
Energy	5,371,868	4.20	7,462,084	1,836,386	3,525,980
Grains	470,493	0.37	1,842,907	301,478	946,454
Livestock	81,180	0.06	748,599	32,615	234,921
Metals	910,596	0.71	2,702,004	357,295	1,494,999
Softs	844,031	0.66	1,213,593	266,446	770,096

Total	$7,772,768	6.07%

*      Annual average of daily Values at Risk.
As of March 31, 2022, GSL Master’s total capitalization was $24,021,756, and the Partnership owned 100% of GSL Master. As of March 31, 2022, GSL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to GSL Master for trading) was as follows:

March 31, 2022
			Three Months Ended March 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$32,887	0.14%	$521,514	$20,164	$144,305

Total	$32,887	0.14%

*      Average of daily Values at Risk.
As of December 31, 2021, GSL Master’s total capitalization was $20,925,571, and the Partnership owned 100% of GSL Master. As of December 31, 2021, GSL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to GSL Master for trading) was as follows:

December 31, 2021
			Twelve Months Ended December 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$252,733	1.21%	$4,098,617	$-	$564,146

Total	$252,733	1.21%

*      Annual average of daily Values at Risk.

As of March 31, 2022, NL Master’s total capitalization was $38,932,489, and the Partnership owned approximately 27.5% of NL Master. As of March 31, 2022, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to NL Master for trading) was as follows:

March 31, 2022
			Three Months Ended March 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$11,201,500	28.77%	$12,115,826	$2,176,917	$6,024,722

Total	$11,201,500	28.77%

*      Average of daily Values at Risk.
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
and
15d-15(e)
under the Exchange Act) as of March 31, 2022, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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

There were no changes in the Partnership’s
internal control over financial reporting
process during the fiscal quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
Civil Litigation
On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled
State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al
. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,946 million. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,856 million.

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
Settled Civil Litigation
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

Item 1A.
Risk Factors
.
There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 other than as disclosed in Note 7, “Financial Instrument Risks,” of the Financial Statements.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended March 31, 2022, there were subscriptions of 748.8100 Class A Redeemable Units totaling $1,758,000 and 26.8190 Class Z Redeemable Units totaling $50,000. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interest in commodity pools.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet by Purchased Under the Plans or Programs
January 1, 2022 -January 31, 2022	277.8680	$ 2,360.13	N/A	N/A
February 1, 2022 -February 28, 2022	106.5280	$ 2,412.32	N/A	N/A
March 1, 2022 - March 31, 2022	303.2410	$ 2,484.30	N/A	N/A
	687.6370	$ 2,422.97

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
outbreak that occurred after December 31, 2021 could impact the operations and financial performance of the Partnership’s investments subsequent to March 31, 2022. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

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
CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 11, 2022

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	May 11, 2022
The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.