Form 10-Q
period 2022-06-30
Ceres Tactical Commodity L.P.
filed 2022-08-11
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(
X
) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

    No
X

A
s of July 31, 2022,
54,487.3787
 Limited Partnership Class A Redeemable Units were outstanding,
600.058
 Limited Partnership Class D Redeemable Units were outstanding and
916.493
 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Commodity L.P.
Statements of Financial Condition

	June 30, 2022 (Unaudited)	December 31, 2021
Assets:
Investment in the Funds (1) , at fair value	$24,705,236	$31,910,757
Redemptions receivable from the Funds	23,867,182	9,530,301

Equity in trading account:
Unrestricted cash	27,006,140	83,266,107
Restricted cash	9,365,484	7,622,510
Net unrealized appreciation on open futures contracts	61,528,997	2,520,777
Net unrealized appreciation on open forward contracts	-	32,498
Options purchased, at fair value (premiums paid $3,726,544 and $6,171,271 at June 30, 2022 and December 31, 2021, respectively)	15,857,964	11,866,605

Total equity in trading account	113,758,585	105,308,497

Interest receivable	82,359	2,728

Total assets	$162,413,362	$146,752,283

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$461,013	$-
Options written, at fair value (premiums received $5,245,854 and $6,265,420 at June 30, 2022 and December 31, 2021, respectively)	8,143,576	7,039,257
Accrued expenses:
Ongoing selling agent fees	93,821	85,818
Management fees	146,134	125,544
General Partner fees	95,916	87,151
Incentive fees	4,053,328	10,012,065
Professional fees	249,275	186,105
Redemptions payable to General Partner	-	50,000
Redemptions payable to Limited Partners	2,589,712	1,255,919

Total liabilities	15,832,775	18,841,859

Partners’ Capital:
General Partner, Class Z, 748.1180 Redeemable Units outstanding at June 30, 2022 and December 31, 2021	1,596,715	1,394,753
Limited Partners, Class A, 54,273.4647 and 54,425.1587 Redeemable Units outstanding at June 30, 2022 and December 31, 2021, respectively	141,751,370	124,645,209
Limited Partners, Class D, 600.0580 Redeemable Units outstanding at June 30, 2022 and December 31, 2021	1,242,788	1,089,766
Limited Partners, Class Z, 932.2510 and 418.7500 Redeemable Units outstanding at June 30, 2022 and December 31, 2021, respectively	1,989,714	780,696

Total partners’ capital (net asset value)	146,580,587	127,910,424

Total liabilities and partners’ capital	$162,413,362	$146,752,283

Net asset value per Redeemable Unit:
Class A	$2,611.80	$2,290.21

Class D	$2,071.11	$1,816.10

Class Z	$2,134.31	$1,864.35

(1)	Defined in Note 1.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
June 30, 2022
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased

Currencies	71	$(124,647)	(0.10)%
Energy
NAT GAS LAST DAY Nov22	97	2,812,100	1.92
NAT GAS LAST DAY Dec22	230	6,777,860	4.62
GLOBEX NAT GAS LD DEC23	235	5,192,150	3.54
NATURAL GAS FUTR Oct22	765	(1,975,751)	(1.35)
NATURAL GAS FUTR Nov22	2,351	16,076,203	10.97
NATURAL GAS FUTR Nov23	3,190	10,952,867	7.47
NATURAL GAS FUTR DEC22	2,398	16,515,058	11.27
NATURAL GAS FUTR DEC23	1,156	3,438,420	2.35
NATURAL GAS FUTR Dec24	703	2,547,295	1.74
NATURAL GAS FUTR JAN23	267	(3,535,150)	(2.41)
NATURAL GAS FUTR APR23	438	(1,536,490)	(1.05)
NATURAL GAS FUTR DEC23	284	3,352,610	2.29
Other	3,605	2,089,417	1.43
Grains	151	(160,254)	(0.11)
Indices	214	(42,122)	(0.03)
Livestock	71	(20,400)	(0.01)
Metals	8	(4,880)	(0.00) *
Softs	306	(151,288)	(0.10)

Total futures contracts purchased		62,202,998	42.44

Futures Contracts Sold
Energy
GLOBEX NAT GAS LD MAR23	65	(1,516,080)	(1.03)
GLOBEX NAT GAS LD MAR24	235	(4,663,040)	(3.18)
NATURAL GAS FUTR APR23	2,221	(5,813,360)	(3.97)
NATURAL GAS FUTR SEP22	1,916	(2,743,742)	(1.87)
NATURAL GAS FUTR Sep24	663	(1,643,758)	(1.12)
NATURAL GAS FUTR SEP22	418	10,304,560	7.03
NATURAL GAS FUTR OCT22	463	9,611,590	6.56
NATURAL GAS FUTR DEC22	145	2,487,240	1.70
Other	9,722	(7,327,697)	(5.00)
Grains	292	335,073	0.23
Indices	225	123,816	0.08
Livestock	62	34,010	0.02
Metals	62	160,810	0.11
Softs	99	(23,423)	(0.02)

Total futures contracts sold		(674,001)	(0.46)

Net unrealized appreciation on open futures contracts		$61,528,997	41.98%

Unrealized Appreciation on Open Forward Contracts
Metals	285	$4,045,068	2.76%

Total unrealized appreciation on open forward contracts		4,045,068	2.76

Unrealized Depreciation on Open Forward Contracts
Metals	275	(4,506,081)	(3.07)

Total unrealized depreciation on open forward contracts		(4,506,081)	(3.07)

Net unrealized depreciation on open forward contracts		$(461,013)	(0.31)%

Options Purchased
Calls
Energy	953	$14,995,957	10.24%
Metals	96	93,200	0.06
Softs	33	11,700	0.01
Puts
Energy	505	35,303	0.02
Metals	44	659,779	0.45
Softs	20	62,025	0.04

Total options purchased (premiums paid $3,726,544)		$15,857,964	10.82%

Options Written
Calls
Energy	684	$(5,837,250)	(3.99)%
Metals	85	(93,200)	(0.06)
Softs	16	(107,580)	(0.07)
Puts
Energy	1,328	(1,004,715)	(0.69)
Grains	17	(59,925)	(0.04)
Metals	64	(875,896)	(0.60)
Softs	106	(165,010)	(0.11)

Total options written (premiums received $5,245,854)		$(8,143,576)	(5.56)%

		Fair Value	% of Partners’ Capital
Investment in the Funds

CMF NL Master Fund LLC		$13,859,227	9.45%
CMF Drakewood Master Fund LLC		10,846,009	7.40

Total investment in the Funds		$24,705,236	16.85%

*	Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
December 31, 2021

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased

Currencies	40	$9,055	0.01%
Energy
NATURAL GAS FUTR Feb 22 - Dec 24	12,525	15,688,463	12.26
NAT GAS LAST DAY Dec 22	230	2,925,360	2.29
GLOBEX NAT GAS LD Dec 23	235	1,984,400	1.55
Other	2,294	1,051,178	0.82
Grains	285	37,245	0.03
Indices	476	(1,154,113)	(0.90)
Livestock	31	990	0.00 *
Metals	110	134,848	0.11
Softs	322	1,057	0.00 *

Total futures contracts purchased		20,678,483	16.17

Futures Contracts Sold
Energy
NATURAL GAS FUTR Mar 22 - Mar 25	13,228	(7,865,625)	(6.15)
NAT GAS LAST DAY Mar 22 - Oct 22	699	(6,817,820)	(5.33)
GLOBEX NAT GAS LD Mar 24	235	(1,558,690)	(1.22)
Other	3,371	(2,197,193)	(1.72)
Grains	211	115,235	0.09
Indices	320	233,958	0.18
Livestock	42	(12,440)	(0.01)
Metals	34	(17,100)	(0.01)
Softs	249	(38,031)	(0.03)

Total futures contracts sold		(18,157,706)	(14.20)

Net unrealized appreciation on open futures contracts		$2,520,777	1.97%

Unrealized Appreciation on Open Forward Contracts
Metals	493	$2,333,825	1.83%

Total unrealized appreciation on open forward contracts		2,333,825	1.83

Unrealized Depreciation on Open Forward Contracts
Metals	507	(2,301,327)	(1.80)

Total unrealized depreciation on open forward contracts		(2,301,327)	(1.80)

Net unrealized appreciation on open forward contracts		$32,498	0.03%

Options Purchased
Calls
Energy
NAT GAS EUR OPT C, 3% - 4.25%, Feb 22 - Dec 25	1,695	$10,523,414	8.23%
Metals	97	551,393	0.43
Puts
Energy	920	661,421	0.52
Metals	83	130,377	0.10

Total options purchased (premiums paid $6,171,271 )		$11,866,605	9.28%

Options Written
Calls
Energy	1,377	$(3,786,346)	(2.96)%
Metals	97	(551,393)	(0.43)
Puts
Energy	2,179	(2,553,333)	(2.00)
Metals	83	(130,377)	(0.10)
Softs	25	(17,808)	(0.01)

Total options written (premiums received $6,265,420 )		$(7,039,257)	(5.50)%

		Fair Value	% of Partners’ Capital
Investment in the Funds
CMF NL Master Fund LLC		$10,984,329	8.59%
CMF GSL Master Fund LLC		20,926,428	16.36

Total investment in the Funds		$31,910,757	24.95%

*	Due to rounding.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income:

Interest income	$118,960	$2,037	$136,389	$8,660
Interest income allocated from the Funds	53,446	868	59,440	3,377

Total investment income	172,406	2,905	195,829	12,037

Expenses:
Expenses allocated from the Funds	70,651	68,337	116,314	133,650
Clearing fees related to direct investments	220,109	269,968	446,624	572,510
Ongoing selling agent fees	278,190	220,752	533,159	417,292
Management fees	424,088	315,012	790,273	607,356
General Partner fees	283,758	223,914	542,653	422,998
Incentive fees	2,318,477	1,545,559	5,223,871	8,347,805
Professional fees	121,688	110,478	237,766	208,774

Total expenses	3,716,961	2,754,020	7,890,660	10,710,385

Net investment loss	(3,544,555)	(2,751,115)	(7,694,831)	(10,698,348)

Trading Results:
Net gains (losses) on trading of commodity interests and investments in the Funds:
Net realized gains (losses) on closed contracts	(27,958,221)	2,668,985	(43,397,614)	10,189,669
Net realized gains (losses) on closed contracts allocated from the Funds	(85,608)	407,084	4,977,819	31,414,330
Net change in unrealized gains (losses) on open contracts	37,377,237	4,814,235	62,815,328	3,071,556
Net change in unrealized gains (losses) on open contracts allocated from the Funds	1,400,486	963,657	1,397,589	1,195,289

Total trading results	10,733,894	8,853,961	25,793,122	45,870,844

Net income (loss)	$7,189,339	$6,102,846	$18,098,291	$35,172,496

Net income (loss) per Redeemable Unit: *
Class A	$127.50	$111.21	$321.59	$620.08

Class D	$101.10	$88.18	$255.01	$491.71

Class Z	$108.10	$93.35	$269.96	$507.40

Weighted average Redeemable Units outstanding:
Class A	55,039.4694	53,459.2600	54,880.9785	54,401.5475

Class D	600.0580	600.0580	600.0580	600.0580

Class Z	1,518.1417	1,099.0937	1,355.9143	1,078.6033

*	Represents the change in net asset value per Redeemable Unit during the period.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Changes in Partners’ Capital
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2020	$81,673,675	56,256.1017	$690,828	600.0580	$1,274,933	1,087.4260	$83,639,436	57,943.5857
Subscriptions - Limited Partners	3,517,560	1,874.1270	-	-	175,000	109.7220	3,692,560	1,983.8490
Redemptions - General Partner	-	-	-	-	(140,000)	(87.9390)	(140,000)	(87.9390)
Redemptions - Limited Partners	(8,783,964)	(4,685.7600)	-	-	-	-	(8,783,964)	(4,685.7600)
Net income (loss)	34,324,088	-	295,055	-	553,353	-	35,172,496	-

Partners’ Capital, June 30, 2021	$110,731,359	53,444.4687	$985,883	600.0580	$1,863,286	1,109.2090	$113,580,528	55,153.7357

Partners’ Capital, March 31, 2021	$104,219,432	53,154.4397	$932,968	600.0580	$1,585,670	999.4870	$106,738,070	54,753.9847
Subscriptions - Limited Partners	2,190,000	1,090.6670	-	-	175,000	109.7220	2,365,000	1,200.3890
Redemptions - Limited Partners	(1,625,388)	(800.6380)	-	-	-	-	(1,625,388)	(800.6380)
Net income (loss)	5,947,315	-	52,915	-	102,616	-	6,102,846	-

Partners’ Capital, June 30, 2021	$110,731,359	53,444.4687	$985,883	600.0580	$1,863,286	1,109.2090	$113,580,528	55,153.7357

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2021	$124,645,209	54,425.1587	$1,089,766	600.0580	$2,175,449	1,166.8680	$127,910,424	56,192.0847
Subscriptions - Limited Partners	4,380,000	1,768.7600	-	-	1,075,000	513.5010	5,455,000	2,282.2610
Redemptions - Limited Partners	(4,883,128)	(1,920.4540)	-	-	-	-	(4,883,128)	(1,920.4540)
Net income (loss)	17,609,289	-	153,022	-	335,980	-	18,098,291	-

Partners’ Capital, June 30, 2022	$141,751,370	54,273.4647	$1,242,788	600.0580	$3,586,429	1,680.3690	$146,580,587	56,553.8917

Partners’ Capital, March 31, 2022	$135,360,469	54,486.3317	$1,182,120	600.0580	$2,418,661	1,193.6870	$138,961,250	56,280.0767
Subscriptions - Limited Partners	2,622,000	1,019.9500	-	-	1,025,000	486.6820	3,647,000	1,506.6320
Redemptions - Limited Partners	(3,217,002)	(1,232.8170)	-	-	-	-	(3,217,002)	(1,232.8170)
Net income (loss)	6,985,903	-	60,668	-	142,768	-	7,189,339	-

Partners’ Capital, June 30, 2022	$141,751,370	54,273.4647	$1,242,788	600.0580	$3,586,429	1,680.3690	$146,580,587	56,553.8917

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

1.	Organization:
Ceres Tactical Commodity L.P. (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of commodity interests on United States (“U.S.”) and international futures, options on futures and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner (as defined below). Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have significant exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The sectors traded include energy, grains, livestock, metals and softs. The commodity interests that are traded by the Partnership, directly or indirectly through its investment in the Funds (as defined below) are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds) in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. During the initial offering period, the Partnership sol
d
11,925
redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership, is the trading manager (the “Trading Manager”) of NL Master (as defined below) and Drakewood Master (as defined below), and was the trading manager of GSL Master (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.
As of June 30, 2022, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Pan Capital Management L.P. (“Pan”), Northlander Commodity Advisors LLP (“Northlander”) and Drakewood Capital Management Limited (“Drakewood”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. On June 30, 2022, the Partnership fully redeemed its investment from CMF GSL Master Fund LLC (“GSL Master”). Also effective June 30, 2022, Geosol Capital, LLC (“Geosol”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, Geosol. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co. and are not responsible for the organization or operation of the Partnership.
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
investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that Class A Redeemable Units and Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 o
f 0.75%
(a 0.75% annual rate) of the adjusted net assets of Class A Redeemable Units and Class D Redeemable Units, respectively, as of the end of each month, whereas Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee. Effective January 1, 2021, the Partnership ceased offering Class D Redeemable Units.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

During the reporting periods ended June 30, 2022 and 2021, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
Millburn, Ospraie and Pan directly trade the Partnership’s assets allocated to each Advisor through managed accounts in the name of the Partnership pursuant to Millburn’s Commodity Program, Ospraie’s Commodity Program and Pan’s Energy Trading Program, respectively.
The Partnership, CMF NL Master Fund LLC (“NL Master”) and CMF Drakewood Master Fund LLC (“Drakewood Master”) have, and GSL Master had, entered into futures brokerage account agreements with MS&Co. NL Master and Drakewood Master are collectively referred to as the “Funds.” References herein to “Funds” may also include, as relevant, GSL Master. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, the execution of transactions as well as exchange, user, give-up,
floor brokerage and National Futures Association fees (collectively, the “clearing fees”).
The Partnership has also entered into a selling agreement (as amended, the “Selling Agreement”) with Morgan Stanley Wealth Management. Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal t
o 0.75%
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2022 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2022 and 2021. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
10-K”)
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2022 and 2021, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.
Partnership’s Investment in the Funds.
The Partnership carries its investment in NL Master and Drakewood Master based on the Partnership’s (1) net contribution to NL Master and Drakewood Master and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of NL Master and Drakewood Master. The Partnership carried its investment in GSL Master based on the Partnership’s (1) net contribution to GSL Master and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of GSL Master.
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
Partnership’s Cash
. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2022 and December 31, 2021, the amount of cash held for margin requirements was $9,365,484 and $7,622,510, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $542,835 (cost of $560,869) and $162,449 (cost of $168,901) as of June 30, 2022 and December 31, 2021, respectively.
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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

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
10-K
for the year ended December 31, 2021.

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2022 and 2021 were as follows.

	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021			June 30, 2022			June 30, 2021
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance
(for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$190.16	$150.90	$151.68	$161.46	$128.02	$130.75	$458.18	$363.46	$368.48	$812.13	$642.00	$641.37
Net investment loss	(62.66)	(49.80)	(43.58)	(50.25)	(39.84)	(37.40)	(136.59)	(108.45)	(98.52)	(192.05)	(150.29)	(133.97)

Increase (decrease) for the period	127.50	101.10	108.10	111.21	88.18	93.35	321.59	255.01	269.96	620.08	491.71	507.40
Net asset value per Redeemable Unit, beginning of period	2,484.30	1,970.01	2,026.21	1,960.69	1,554.80	1,586.48	2,290.21	1,816.10	1,864.35	1,451.82	1,151.27	1,172.43

Net asset value per Redeemable Unit, end of period	$2,611.80	$2,071.11	$2,134.31	$2,071.90	$1,642.98	$1,679.83	$2,611.80	$2,071.11	$2,134.31	$2,071.90	$1,642.98	$1,679.83

	Three Months Ended						Three Months Ended						Six Months Ended						Six Months Ended
	June 30, 2022						June 30, 2021						June 30, 2022						June 30, 2021
	Class A		Class D		Class Z		Class A		Class D		Class Z		Class A		Class D		Class Z		Class A		Class D		Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.0	) %	(5.0	) %	(4.3	) %	(5.8	) %	(5.8	) %	(5.4	) %	(7.4	) %	(7.4	) %	(6.2	) %	(12.9	) %	(12.6	) %	(10.9	) %

Operating expenses	3.9%		3.9%		3.5%		4.4%		4.4%		3.9%		3.9%		3.9%		3.2%		4.7%		4.6%		3.9%
Incentive fees	1.6%		1.6%		1.4%		1.4%		1.4%		1.5%		3.8%		3.8%		3.3%		8.2%		8.0%		7.1%

Total expenses	5.5%		5.5%		4.9%		5.8%		5.8%		5.4%		7.7%		7.7%		6.5%		12.9%		12.6%		11.0%

Total return:
Total return before incentive fees	6.8%		6.8%		6.6%		7.1%		7.1%		7.3%		18.1%		18.1%		17.9%		53.0%		52.8%		52.3%
Incentive fees	(1.7	) %	(1.7	) %	(1.3	) %	(1.4	) %	(1.4	) %	(1.4	) %	(4.1	) %	(4.1	) %	(3.4	) %	(10.3	) %	(10.1	) %	(9.0	) %

Total return after incentive fees	5.1%		5.1%		5.3%		5.7%		5.7%		5.9%		14.0%		14.0%		14.5%		42.7%		42.7%		43.3%

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
(Unaudited
)

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
have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2022 and 2021 were 33,662 and 33,170, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2022 and 2021 were 34,689 and 29,632, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2022 and 2021 were 775 and 1,477, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2022 and 2021 were 919 and 1,584, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended June 30, 2022 and 2021 were 6,095 and 4,138, respectively. The monthly average number of option contracts traded directly by the Partnership during the six months ended June 30, 2022 and 2021 were 6,565 and 4,339, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.
All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds for indirect trading and allocated to the Funds’ members, including the Partnership.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2022 and December 31, 2021, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
June 30, 2022	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$114,880,972	$(53,351,975)	$61,528,997	$-	$-	$61,528,997
Forwards	4,045,068	(4,045,068)	-	-	-	-

Total assets	$118,926,040	$(57,397,043)	$61,528,997	$-	$-	$61,528,997

Liabilities
Futures	$(53,351,975)	$53,351,975	$-	$-	$-	$-
Forwards	(4,506,081)	4,045,068	(461,013)	-	461,013	-

Total liabilities	$(57,858,056)	$57,397,043	$(461,013)	$-	$461,013	$-

Net fair value						$61,528,997	*

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2021	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$33,395,257	$(30,874,480)	$2,520,777	$-	$-	$2,520,777
Forwards	2,333,825	(2,301,327)	32,498	-	-	32,498

Total assets	$35,729,082	$(33,175,807)	$2,553,275	$-	$-	$2,553,275

Liabilities
Futures	$(30,874,480)	$30,874,480	$-	$-	$-	$-
Forwards	(2,301,327)	2,301,327	-	-	-	-

Total liabilities	$(33,175,807)	$33,175,807	$-	$-	$-	$-

Net fair value						$2,553,275	*

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of June 30, 2022 and December 31, 2021, respectively.

	June 30, 2022
Assets
Futures Contracts
Currencies	$6,110
Energy	114,081,829
Grains	418,166
Indices	136,841
Livestock	37,910
Metals	173,795
Softs	26,321

Total unrealized appreciation on open futures contracts	114,880,972

Liabilities
Futures Contracts
Currencies	(130,757)
Energy	(52,679,527)
Grains	(243,347)
Indices	(55,147)
Livestock	(24,300)
Metals	(17,865)
Softs	(201,032)

Total unrealized depreciation on open futures contracts	(53,351,975)

Net unrealized appreciation on open futures contracts	$61,528,997	*

Assets
Forward Contracts
Metals	$4,045,068

Total unrealized appreciation on open forward contracts	4,045,068

Liabilities
Forward Contracts
Metals	(4,506,081)

Total unrealized depreciation on open forward contracts	(4,506,081)

Net unrealized depreciation on open forward contracts	$(461,013)	**

Assets
Options Purchased
Energy	$15,031,260
Metals	752,979
Softs	73,725

Total options purchased	$15,857,964	***

Liabilities
Options Written
Energy	$(6,841,965)
Grains	(59,925)
Metals	(969,096)
Softs	(272,590)

Total options written	$(8,143,576)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2022		2021		2022		2021
Currencies	$(241,649)		$(13,519)		$(269,161)		$(28,512)
Energy	8,271,301		5,775,961		18,182,213		9,116,369
Grains	1,212,094		(217,059)		1,336,981		717,855
Indices	194,862		22,468		421,650		1,629,395
Livestock	149,908		(240,073)		29,686		(910,994)
Metals	(123,938)		1,361,913		(1,216,553)		1,819,444
Softs	(43,562)		793,529		932,898		917,668

Total	$ 9,419,016	*****	$ 7,483,220	*****	$ 19,417,714	*****	$ 13,261,225	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
Partnership’s and the Funds’ Fair Value Measurements.
Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1)  and the lowest priority to fair values derived from unobservable inputs (Level 3) . The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) . The values of U.S. Treasury bills, non-exchange-traded futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2) . As of June 30, 2022 and December 31, 2021 and for the periods ended June 30, 2022 and 2021, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3) .

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

June 30, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$114,880,972	$53,426,996	$61,453,976	$-
Forwards	4,045,068	-	4,045,068	-
Options purchased	15,857,964	15,857,964	-	-

Total assets	$134,784,004	$69,284,960	$65,499,044	$-

Liabilities
Futures	$53,351,975	$21,730,399	$31,621,576	$-
Forwards	4,506,081	-	4,506,081	-
Options written	8,143,576	8,143,576	-	-

Total liabilities	$66,001,632	$29,873,975	$36,127,657	$-

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$33,395,257	$33,395,257	$-	$-
Forwards	2,333,825	-	2,333,825	-
Options purchased	11,866,605	11,866,605	-	-

Total assets	$47,595,687	$45,261,862	$2,333,825	$-

Liabilities
Futures	$30,874,480	$30,874,480	$-	$-
Forwards	2,301,327	-	2,301,327	-
Options written	7,039,257	7,039,257	-	-

Total liabilities	$40,215,064	$37,913,737	$2,301,327	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of June 30, 2022 and December 31, 2021, respectively.

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
On May 1, 2022, the Partnership allocated a portion of its assets to Drakewood Master, a limited liability company organized under the limited liability company laws of the State of Delaware. Drakewood Master permits accounts managed by Drakewood using Drakewood’s Drakewood Prospect Fund Strategy, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the trading manager of Drakewood Master. Individual and pooled accounts currently managed by Drakewood, including the Partnership, are permitted to be members of Drakewood Master. The Trading Manager and Drakewood believe that trading through the master/feeder structure should promote efficiency and economy in the trading process.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

On November 1, 2020, the Partnership allocated a portion of its assets to GSL Master, a limited liability company organized under the limited liability company laws of the State of Delaware. GSL Master permitted accounts managed by Geosol using Geosol’s U.S. Power and Natural Gas Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. On June 30, 2022, the Partnership fully redeemed its investment from GSL Master.
The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2022.
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
At June 30, 2022, the Partners
hip owned approximately 28.9% of NL Master and 27.7% of Drakewood Master. At December 31, 2021, the Partnership owned approximately 26.0% of NL Master and 100% of GSL Master. It is the Partnership’s intention to continue to
invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	June 30, 2022
	Total Assets	Total Liabilities	Total Capital
NL Master	$48,143,486	$149,486	$47,994,000
Drakewood Master	39,995,976	877,976	39,118,000

	December 31, 2021
	Total Assets	Total Liabilities	Total Capital
GSL Master	$27,210,336	$6,284,765	$20,925,571
NL Master	50,260,292	8,006,342	42,253,950

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net
income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
GSL Master	$(20,485)	$(71,232)	$(91,717)
NL Master	17,036	7,158,232	7,175,268
Drakewood Master (a)	(6,189)	(2,129,915)	(2,136,104)

	For the six months ended June 30, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
GSL Master	$(49,612)	$3,221,886	$3,172,274
NL Master	(22,788)	13,766,600	13,743,812
Drakewood Master (a)	(6,189)	(2,129,915)	(2,136,104)

	For the three months ended June 30, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
GSL Master	$(51,530)	$(478,377)	$(529,907)
NL Master	(59,284)	6,877,987	6,818,703

	For the six months ended June 30, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
GSL Master	$(106,558)	$30,148,220	$30,041,662
NL Master	(96,930)	9,720,845	9,623,915

(a)	From May 1, 2022, commencement of operations for Drakewood Master, through June 30, 2022.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds is shown in the following tables:

	June 30, 2022		For the three months ended June 30, 2022
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
GSL Master	- %	$-	$(42,714)	$12,450	$36,554	$(91,718)	Commodity Portfolio	Monthly
NL Master	9.45%	13,859,227	1,989,873	4,338	4,240	1,981,295	Commodity Portfolio	Monthly
Drakewood Master (a)	7.40%	10,846,009	(578,835)	8,358	4,711	(591,904)	Commodity Portfolio	Monthly

		$24,705,236	$1,368,324	$25,146	$45,505	$1,297,673

	June 30, 2022		For the six months ended June 30, 2022
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
GSL Master	- %	$-	$3,254,806	$29,730	$52,803	$3,172,273	Commodity Portfolio	Monthly
NL Master	9.45%	13,859,227	3,758,877	12,441	8,271	3,738,165	Commodity Portfolio	Monthly
Drakewood Master (a)	7.40%	10,846,009	(578,835)	8,358	4,711	(591,904)	Commodity Portfolio	Monthly

		$24,705,236	$6,434,848	$50,529	$65,785	$6,318,534

	December 31, 2021		For the three months ended June 30, 2021
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
GSL Master	16.36%	$20,926,428	$(477,686)	$34,971	$17,250	$(529,907)	Commodity Portfolio	Monthly
NL Master	8.59%	10,984,329	1,849,295	12,352	3,764	1,833,179	Commodity Portfolio	Monthly

		$31,910,757	$1,371,609	$47,323	$21,014	$1,303,272

	December 31, 2021		For the six months ended June 30, 2021
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
GSL Master	16.36%	$20,926,428	$30,151,146	$74,983	$34,501	$30,041,662	Commodity Portfolio	Monthly
NL Master	8.59%	10,984,329	2,461,850	17,408	6,758	2,437,684	Commodity Portfolio	Monthly

		$31,910,757	$32,612,996	$92,391	$41,259	$32,479,346

(a)	The Partnership first invested into Drakewood Master on May 1, 2022.

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

Futur
es-Style Options
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

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2022.
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
For the six months ended June 30, 2022, Partnership capital increased 14.6% from $127,910,424 to $146,580,587. This increase was attributable to subscriptions of 1,768.7600 Class A limited partner Redeemable Units totaling $4,380,000, subscriptions of 513.5010 Class Z limited partner Redeemable Units totaling $1,075,000 and net income of $18,098,291 which was partially offset by redemptions of 1,920.4540 Class A limited partner Redeemable Units totaling $4,883,128. Future redemptions can impact the amount of funds available for direct investments and investment in the Funds in subsequent periods.
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

Results of Operations
During the Partnership’s second quarter of 2022, the net asset value per Redeemable Unit for Class A increased 5.1% from $2,484.30 to $2,611.80 as compared to an increase of 5.7% in the second quarter of 2021. During the Partnership’s second quarter of 2022, the net asset value per Redeemable Unit for Class D increased 5.1% from $1,970.01 to $2,071.11 as compared to an increase of 5.7% in the second quarter of 2021. During the Partnership’s second quarter of 2022, the net asset value per Redeemable Unit for Class Z increased 5.3% from $2,026.21 to $2,134.31 as compared to an increase of 5.9% in the second quarter of 2021. The Partnership experienced a net trading gain before fees and expenses during the second quarter of 2022 of $10,733,894. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains and livestock and were partially offset by losses in currencies, metals and softs. The Partnership experienced a net trading gain before fees and expenses during the second quarter of 2021 of $8,853,961. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, metals and softs and were partially offset by losses in currencies, grains and livestock.
During the 2nd quarter of 2022, the most notable gains were achieved during all three months of the quarter from long positions in natural gas futures as prices rallied on increasing global demand. Additional energy gains were recorded during April, May and June from long positions in global crude oil and its refined products. Within the grains sector, gains were recorded during April from long futures positions in wheat, soybeans, and corn as the continued conflict between Russia and Ukraine threatened to curtail European grain exports, pushing prices higher. Further gains were achieved within the livestock markets during April, May and June from short positions in lean hog futures as prices declined amid concern the reimplementation of COVID lockdown measures in China would limit export demand for U.S. pork. The Partnership’s gains for the quarter were partially offset by losses within the metals markets throughout the quarter from long positions in aluminum futures as prices fell on concerns a global recession would slow industrial demand growth. Small losses were experienced during April and June from hedge positions in the British pound.
During the Partnership’s six months ended June 30, 2022, the net asset value per Redeemable Unit for Class A increased 14.0% from $2,290.21 to $2,611.80 as compared to an increase of 42.7% during the six months ended June 30, 2021. During the Partnership’s six months ended June 30, 2022, the net asset value per Redeemable Unit for Class D increased 14.0% from $1,816.10 to $2,071.11 as compared to an increase of 42.7% during the six months ended June 30, 2021. During the Partnership’s six months ended June 30, 2022, the net asset value per Redeemable Unit for Class Z increased 14.5% from $1,864.35 to $2,134.31 as compared to an increase of 43.3% during the six months ended June 30, 2021. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2022 of $25,793,122. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, livestock and softs and were partially offset by losses in currencies and metals. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2021 of $45,870,844. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, metals and softs and were partially offset by losses in currencies and livestock.
During the first six months of the year, the most notable gains were experienced in each month from long positions in a wide variety of energy markets as a combination of growing global demand, lack of long-term capital expenditures into energy infrastructure and the war between Russia and Ukraine pushed prices higher. Within the grains, gains were recorded during April from long futures positions in wheat, soybeans, and corn as the continued conflict between Russia and Ukraine threatened to curtail European grain exports, pushing prices higher. Further gains were recorded during March from long positions in sugar, cotton, and cocoa futures as inflationary pressures pushed commodity prices higher. The Partnership’s overall trading gains for the first six months of the year were partially offset by losses recorded in the metals sector throughout the year from positions in both industrial and precious metals as currency fluctuations, concerns for global industrial growth, and the uncertain impact of sanctions on Russian metal exports caused short-term price volatility and choppiness for a majority of the first two quarters of the year.
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
U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and six months ended June 30, 2022 increased by $169,501 and $183,792, respectively, as compared to the corresponding periods in 2021. The increase in interest income was primarily due to higher interest rates and average daily equity during the three and six months ended June 30, 2022 as compared to the corresponding periods in 2021. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.
Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2022 decreased by $49,859 and $125,886, respectively, as compared to the corresponding periods in 2021. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and six months ended June 30, 2022 as compared to the corresponding periods in 2021.
Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted Net Assets of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2022 increased by $57,438 and $115,867, respectively, as compared to the corresponding periods in 2021. The increase was due to higher average adjusted net assets during the three and six months ended June 30, 2022 as compared to the corresponding periods in 2021.
Management fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2022 increased by $109,076 and $182,917, respectively, as compared to the corresponding periods in 2021. The increase was due to higher average net assets during the three and six months ended June 30, 2022 as compared to the corresponding periods in 2021.
General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2022 increased by $59,844 and $119,655, respectively, as compared to the corresponding periods in 2021. This increase was due to higher average net assets during the three and six months ended June 30, 2022 as compared to the corresponding periods in 2021.
Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three and six months ended June 30, 2022 resulted in incentive fees of $2,318,477 and $5,223,871, respectively. Trading performance for the three and six months ended June 30, 2021 resulted in incentive fees of $1,545,559 and $8,347,805, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.
In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

As of June 30, 2022 and March 31, 2022, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2022 *	June 30, 2022 (percentage of Partners’ Capital) *	March 31, 2022	March 31, 2022 (percentage of Partners’ Capital)
Millburn	$32,933,398	22%	$29,899,133	22%
Ospraie	30,280,454	21%	31,285,170	23%
Pan	28,993,520	20%	28,039,577	20%
Northlander	13,151,519	9%	10,389,640	7%
Geosol	20,612,288	14%	23,406,029	17%
Drakewood	10,846,009	7%	-	0%
Unallocated	9,763,399	7%	15,941,701	11%

*	Allocation presented is prior to Geosol’s termination effective the close of business on June 30, 2022.
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
price fluctuation.
Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. Northlander and Drakewood trade, and Geosol traded, the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have or had been granted limited authority to make trading decisions. Millburn, Ospraie and Pan directly trade managed accounts in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e in the managed accounts in the Partnership’s name traded by certain Advisors) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form
10-K
for the year ended December 31, 2021.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2022. As of June 30, 2022, the Partnership’s total capitalization was $146,580,587.

June 30, 2022
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$217,739	0.15%
Energy	6,404,983	4.36
Grains	1,020,750	0.70
Livestock	95,370	0.07
Metals	3,102,198	2.12
Softs	958,831	0.65

Total	$11,799,871	8.05%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds as of June 30, 2022 and December 31, 2021, and the highest, lowest and average values during the three months ended June 30, 2022 and the twelve months ended December 31, 2021. All open contracts trading risk exposures have been included in calculating the figures set forth below.
As of June 30, 2022 and December 31, 2021, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2022
			Three Months Ended June 30, 2022
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$143,880	0.10%	$144,045	$54,395	$99,147
Energy	4,631,769	3.16	6,854,092	551,318	4,705,063
Grains	1,020,750	0.70	1,670,932	407,260	1,020,401
Livestock	95,370	0.07	141,254	28,270	65,717
Metals	1,916,279	1.31	2,270,613	142,413	1,460,644
Softs	958,831	0.65	1,168,019	439,965	877,252

Total	$8,766,879	5.99%

*	Average of daily Values at Risk.

December 31, 2021
			Twelve Months Ended December 31, 2021
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$94,600	0.07%	$122,815	$-	$34,894
Energy	5,371,868	4.20	7,462,084	1,836,386	3,525,980
Grains	470,493	0.37	1,842,907	301,478	946,454
Livestock	81,180	0.06	748,599	32,615	234,921
Metals	910,596	0.71	2,702,004	357,295	1,494,999
Softs	844,031	0.66	1,213,593	266,446	770,096

Total	$7,772,768	6.07%

*	Annual average of daily Values at Risk.
As of June 30, 2022, NL Master’s total capitalization was $47,994,000, and the Partnership owned approximately 28.9% of NL Master. As of June 30, 2022, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to NL Master for trading) was as follows:

June 30, 2022
			Three Months Ended June 30, 2022
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Energy	$6,135,687	12.78%	$11,543,208	$5,984,337	$7,525,924

Total	$6,135,687	12.78%

*	Average of daily Values at Risk.
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
As of June 30, 2022, Drakewood Master’s total capitalization was $39,118,000, and the Partnership owned approximately 27.7% of Drakewood Master. As of June 30, 2022, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood Master for trading) was as follows:

June 30, 2022
			Three Months Ended June 30, 2022 *
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk **
Currencies	$266,640	0.68%	$282,436	$-	$174,298
Metals	4,281,295	10.94	4,555,817	36,300	3,287,087

Total	$4,547,935	11.62%

*	From May 1, 2022, commencement of operations for Drakewood Master, through June 30, 2022.
**	Average of daily Values at Risk.

As of June 30, 2022, the Partnership fully redeemed its investment from GSL Master.
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
and
15d-15(e)
under the Exchange Act) as of June 30, 2022, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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

There were no changes in the Partnership’s
internal control over financial reporting
process during the fiscal quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.
Legal Proceedings
.
This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or “the Company”).
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
. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2021 Audited Financial Statement.
In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, as well as being subject to regulatory investigations arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions or regulatory investigations include claims for substantial penalties, compensatory and/or punitive damages or claims for indeterminate amounts of penalties or damages.
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
filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. On July 15, 2022, MS&Co. filed a motion for summary judgment. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.
In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the Southern District of New York (“SDNY”) styled
Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al.
Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. A decision on plaintiffs’ motion for class certification is pending. On June 30, 2022, a magistrate judge issued recommendations that the court certify a class.
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

Item 1A.
 Risk Factors
.
There have been no material changes to the risk factors set forth under Part I, Item 1A. “
Risk Factors
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 other than as disclosed in Note 7, “
Financial Instrument Risks
.” of the Financial Statements and under Part II, Item 1A. “
Risk Factors
.” in the Partnership’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2022.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended June 30, 2022, there were subscriptions of 1,019.9500 Class A Redeemable Units totaling $2,622,000 and 486.6820 Class Z Redeemable Units totaling $1,025,000. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interest in commodity pools.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet by Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	17.1860	$ 2,580.59	N/A	N/A
May 1, 2022 - May 31, 2022	224.0880	$ 2,601.39	N/A	N/A
June 1, 2022 - June 30, 2022	991.5430	$ 2,611.80	N/A	N/A
	1,232.8170	$ 2,609.47

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
outbreak that occurred after December 31, 2021 could impact the operations and financial performance of the Partnership’s investments subsequent to June 30, 2022. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

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
CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 11, 2022

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer (Principal Accounting Officer)

Date:	August 11, 2022
The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.