Form 10-Q
period 2022-09-30
Ceres Tactical Commodity L.P.
filed 2022-11-10
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

    No
X
As of October 31, 2022, 54,394.6877 Limited Partnership Class A Redeemable Units were outstanding, 600.0580 Limited Partnership Class D Redeemable Units were outstanding and 1,162.3620 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Commodity L.P.
Statements of Financial Condition

	September 30, 2022 (Unaudited)	December 31, 2021

Assets:
Investment in the Funds (1) , at fair value	$24,425,250	$31,910,757
Redemptions receivable from the Funds	65,146	9,530,301

Equity in trading account:
Unrestricted cash	32,119,004	83,266,107
Restricted cash	26,557,697	7,622,510
Net unrealized appreciation on open futures contracts	68,891,220	2,520,777
Net unrealized appreciation on open forward contracts	-	32,498
Options purchased, at fair value (premiums paid $2,690,693 and $6,171,271 at September 30, 2022 and December 31, 2021, respectively)	8,587,854	11,866,605

Total equity in trading account	136,155,775	105,308,497

Interest receivable	208,319	2,728

Total assets	$160,854,490	$146,752,283

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$24,960	$-
Options written, at fair value (premiums received $4,447,959 and $6,265,420 at September 30, 2022 and December 31, 2021, respectively)	6,369,174	7,039,257
Accrued expenses:
Ongoing selling agent fees	93,937	85,818
Management fees	153,862	125,544
General Partner fees	96,350	87,151
Incentive fees	2,935,276	10,012,065
Professional fees	206,611	186,105
Redemptions payable to General Partner	-	50,000
Redemptions payable to Limited Partners	1,057,313	1,255,919

Total liabilities	10,937,483	18,841,859

Partners’ Capital:
General Partner, Class Z, 748.1180 Redeemable Units outstanding at September 30, 2022 and December 31, 2021	1,633,001	1,394,753
Limited Partners, Class A, 54,229.8067 and 54,425.1587 Redeemable Units outstanding at September 30, 2022 and December 31, 2021, respectively	144,578,196	124,645,209
Limited Partners, Class D, 600.0580 Redeemable Units outstanding at September 30, 2022 and December 31, 2021	1,268,592	1,089,766
Limited Partners, Class Z, 1,116.5490 and 418.7500 Redeemable Units outstanding at September 30, 2022 and December 31, 2021, respectively	2,437,218	780,696

Total partners’ capital (net asset value)	149,917,007	127,910,424

Total liabilities and partners’ capital	$160,854,490	$146,752,283

Net asset value per Redeemable Unit:
Class A	$2,666.03	$2,290.21

Class D	$2,114.12	$1,816.10

Class Z	$2,182.81	$1,864.35

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
September 30, 2022
(Unaudited)

	Number of Contracts	Fair Value	% of Partners Capital

Futures Contracts Purchased
Currencies	142	$(366,777)	(0.22)%
Energy
Henry LD1 Fix FUT Dec22	2,327	23,884,807	15.93
Henry LD1 Fix FUT Nov22	2,164	21,169,125	14.12
Henry LD1 Fix FUT Nov23	3,190	16,144,592	10.77
NAT GAS LAST DAY Dec22	230	10,013,960	6.68
GLOBEX NAT GAS LD DEC23	235	6,752,550	4.50
Henry LD1 Fix FUT Dec23	1,060	4,819,300	3.21
Henry LD1 Fix FUT Dec24	775	3,215,128	2.14
NAT GAS LAST DAY Nov22	95	2,567,040	1.71
NATURAL GAS FUTR JAN23	252	(4,042,270)	(2.70)
Other	5,147	6,505,131	4.34
Grains	443	392,292	0.26
Indices	110	(179,682)	(0.12)
Livestock	41	(53,040)	(0.04)
Metals	42	(65,985)	(0.04)
Softs	605	376,867	0.25

Total futures contracts purchased		91,133,038	60.79

Futures Contracts Sold
Currencies	94	254,655	0.16
Energy
NATURAL GAS FUTR NOV22	859	9,057,690	6.04
NATURAL GAS FUTR DEC22	546	5,862,970	3.91
Henry LD1 Fix FUT Sep24	663	(2,082,995)	(1.39)
GLOBEX NAT GAS LD MAR23	65	(2,176,480)	(1.45)
NATURAL GAS FUTR MAY23	692	(2,742,630)	(1.83)
Henry LD1 Fix FUT Jan 2023	865	(2,984,828)	(1.99)
GLOBEX NAT GAS LD MAR24	235	(5,689,990)	(3.80)
Henry LD1 Fix FUT Apr23	2,236	(8,849,017)	(5.90)
Other	8,601	(13,345,727)	(8.90)
Grains	371	46,254	0.03
Indices	145	159,566	0.11
Livestock	34	22,665	0.02
Metals	69	25,868	0.02
Softs	267	200,181	0.13

Total futures contracts sold		(22,241,818)	(14.84)

Net unrealized appreciation on open futures contracts		$68,891,220	45.95%

Unrealized Appreciation on Open Forward Contracts
Metals	329	$2,391,761	1.60%

Total unrealized appreciation on open forward contracts		2,391,761	1.60

Unrealized Depreciation on Open Forward Contracts
Metals	272	(2,416,721)	(1.62)

Total unrealized depreciation on open forward contracts		(2,416,721)	(1.62)

Net unrealized depreciation on open forward contracts		$(24,960)	(0.02)%

Options Purchased
Calls
Energy	481	$8,086,126	5.39%
Metals	139	132,710	0.09
Softs	89	29,920	0.02
Puts
Energy	593	115,846	0.08
Metals	11	223,252	0.15

Total options purchased (premiums paid $2,690,693 )		$8,587,854	5.73%

Options Written
Calls
Energy	350	$(4,437,875)	(2.97)%
Grains	49	(93,712)	(0.06)
Metals	89	(94,546)	(0.06)
Softs	5	(19,969)	(0.01)
Puts
Energy	925	(1,234,806)	(0.82)
Metals	15	(263,671)	(0.18)
Softs	140	(224,595)	(0.15)

Total options written (premiums received $4,447,959 )		$(6,369,174)	(4.25)%

		Fair Value	% of Partners’ Capital
Investment in the Funds
CMF NL Master Fund LLC		$12,412,833	8.28%
CMF Drakewood Master Fund LLC		12,012,417	8.01

Total investment in the Funds		$24,425,250	16.29%

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

Ceres Tactical Commodity L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income:
Interest income	$538,815	$8,284	$675,204	$16,944
Interest income allocated from the Funds	103,151	3,598	162,591	6,975

Total investment income	641,966	11,882	837,795	23,919

Expenses:
Expenses allocated from the Funds	28,370	63,481	144,684	197,131
Clearing fees related to direct investments	212,452	241,521	659,076	814,031
Ongoing selling agent fees	284,449	236,689	817,608	653,981
Management fees	454,171	343,661	1,244,444	951,017
General Partner fees	291,417	240,130	834,070	663,128
Incentive fees	426,693	1,766,430	5,650,564	10,114,235
Professional fees	124,640	111,544	362,406	320,318

Total expenses	1,822,192	3,003,456	9,712,852	13,713,841

Net investment loss	(1,180,226)	(2,991,574)	(8,875,057)	(13,689,922)

Trading Results:
Net gains (losses) on trading of commodity interests and investments in the Funds:
Net realized gains (losses) on closed contracts	1,129,824	(2,727,412)	(42,267,790)	7,462,257
Net realized gains (losses) on closed contracts allocated from the Funds	(984,940)	3,600,237	3,992,879	35,014,567
Net change in unrealized gains (losses) on open contracts	2,528,784	7,643,511	65,344,112	10,715,067
Net change in unrealized gains (losses) on open contracts allocated from the Funds	1,616,984	1,331,183	3,014,573	2,526,472

Total trading results	4,290,652	9,847,519	30,083,774	55,718,363

Net income (loss)	$3,110,426	$6,855,945	$21,208,717	$42,028,441

Net income (loss) per Redeemable Unit: *
Class A	$54.23	$122.68	$375.82	$742.76

Class D	$43.01	$97.28	$298.02	$588.99

Class Z	$48.50	$103.06	$318.46	$610.46

Weighted average Redeemable Units outstanding:
Class A	54,960.8080	54,395.5797	54,907.5884	54,399.5583

Class D	600.0580	600.0580	600.0580	600.0580

Class Z	1,813.5447	1,138.9740	1,508.4578	1,098.7269

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Changes in Partners’ Capital
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units

Partners’ Capital, December 31, 2020	$81,673,675	56,256.1017	$690,828	600.0580	$1,274,933	1,087.4260	$83,639,436	57,943.5857
Subscriptions - Limited Partners	6,903,560	3,488.8770	-	-	225,000	139.4870	7,128,560	3,628.3640
Redemptions - General Partner	-	-	-	-	(140,000)	(87.9390)	(140,000)	(87.9390)
Redemptions - Limited Partners	(10,771,322)	(5,606.9350)	-	-	-	-	(10,771,322)	(5,606.9350)
Net income (loss)	41,004,280	-	353,431	-	670,730	-	42,028,441	-

Partners’ Capital, September 30, 2021	$118,810,193	54,138.0437	$1,044,259	600.0580	$2,030,663	1,138.9740	$121,885,115	55,877.0757

Partners’ Capital, June 30, 2021	$110,731,359	53,444.4687	$985,883	600.0580	$1,863,286	1,109.2090	$113,580,528	55,153.7357
Subscriptions - Limited Partners	3,386,000	1,614.7500	-	-	50,000	29.7650	3,436,000	1,644.5150
Redemptions - Limited Partners	(1,987,358)	(921.1750)	-	-	-	-	(1,987,358)	(921.1750)
Net income (loss)	6,680,192	-	58,376	-	117,377	-	6,855,945	-

Partners’ Capital, September 30, 2021	$118,810,193	54,138.0437	$1,044,259	600.0580	$2,030,663	1,138.9740	$121,885,115	55,877.0757

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2021	$124,645,209	54,425.1587	$1,089,766	600.0580	$2,175,449	1,166.8680	$127,910,424	56,192.0847
Subscriptions - Limited Partners	8,785,500	3,447.0320	-	-	1,575,000	744.4880	10,360,500	4,191.5200
Redemptions - Limited Partners	(9,460,167)	(3,642.3840)	-	-	(102,467)	(46.6890)	(9,562,634)	(3,689.0730)
Net income (loss)	20,607,654	-	178,826	-	422,237	-	21,208,717	-

Partners’ Capital, September 30, 2022	$144,578,196	54,229.8067	$1,268,592	600.0580	$4,070,219	1,864.6670	$149,917,007	56,694.5317

Partners’ Capital, June 30, 2022	$141,751,370	54,273.4647	$1,242,788	600.0580	$3,586,429	1,680.3690	$146,580,587	56,553.8917
Subscriptions - Limited Partners	4,405,500	1,678.2720	-	-	500,000	230.9870	4,905,500	1,909.2590
Redemptions - Limited Partners	(4,577,039)	(1,721.9300)	-	-	(102,467)	(46.6890)	(4,679,506)	(1,768.6190)
Net income (loss)	2,998,365	-	25,804	-	86,257	-	3,110,426	-

Partners’ Capital, September 30, 2022	$144,578,196	54,229.8067	$1,268,592	600.0580	$4,070,219	1,864.6670	$149,917,007	56,694.5317

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
As of September 30, 2022, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Pan Capital Management L.P. (“Pan”), Northlander Commodity Advisors LLP (“Northlander”), Drakewood Capital Management Limited (“Drakewood”) and EMC Capital Advisors, LLC (“EMC”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. On June 30, 2022, the Partnership fully redeemed its investment from CMF GSL Master Fund LLC (“GSL Master”). Also effective June 30, 2022, Geosol Capital, LLC (“Geosol”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, Geosol. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co. and are not responsible for the organization or operation of the Partnership.
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
f

0.75
% (a 0.75% annual rate) of the adjusted net assets of Class A Redeemable Units and Class D Redeemable Units, respectively, as of the end of each m onth, whereas Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee. Effective January 1, 2021, the Partnership ceased offering Class D Redeemable Units.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

During the reporting periods ended September 30, 2022 and 2021, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
Millburn, Ospraie and Pan directly trade the Partnership’s assets allocated to each Advisor through managed accounts in the name of the Partnership pursuant to Millburn’s Commodity Program, Ospraie’s Commodity Program and Pan’s Energy Trading Program, respectively. As of September 1, 2022, EMC directly trades the Partnership’s assets allocated to EMC through a managed account in the name of the Partnership pursuant to EMC’s Commodity Program.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2022 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2022 and 2021. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2022 and 2021, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.
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
Partnership’s Cash
. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2022 and December 31, 2021, the amount of cash held for margin requirements was $26,557,697 and $7,622,510, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $394,260 (cost of $424,034) and $162,449 (cost of $168,901) as of September 30, 2022 and December 31, 2021, respectively.
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
for the year ended December 31, 2021.

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2022 and 2021 were as follows.

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021			Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z

Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$75.11	$59.50	$61.04	$176.37	$139.82	$143.09	$533.24	$422.96	$422.09	$988.50	$781.82	$779.17
Net investment loss	(20.88)	(16.49)	(12.54)	(53.69)	(42.54)	(40.03)	(157.42)	(124.94)	(103.63)	(245.74)	(192.83)	(168.71)

Increase (decrease) for the period	54.23	43.01	48.50	122.68	97.28	103.06	375.82	298.02	318.46	742.76	588.99	610.46
Net asset value per Redeemable Unit, beginning of period	2,611.80	2,071.11	2,134.31	2,071.90	1,642.98	1,679.83	2,290.21	1,816.10	1,864.35	1,451.82	1,151.27	1,172.43

Net asset value per Redeemable Unit, end of period	$2,666.03	$2,114.12	$2,182.81	$2,194.58	$1,740.26	$1,782.89	$2,666.03	$2,114.12	$2,182.81	$2,194.58	$1,740.26	$1,782.89

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021			Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(2.3)%	(2.3)%	(1.6)%	(5.7)%	(5.6)%	(4.9)%	(7.0)%	(7.0)%	(5.1)%	(14.0)%	(13.6)%	(11.8)%

Operating expenses	3.7%	3.7%	3.0%	4.2%	4.2%	3.4%	3.8%	3.8%	3.2%	4.5%	4.5%	3.7%
Incentive fees	0.3%	0.3%	0.3%	1.5%	1.5%	1.5%	4.0%	4.0%	3.0%	9.5%	9.2%	8.1%

Total expenses	4.0%	4.0%	3.3%	5.7%	5.7%	4.9%	7.8%	7.8%	6.2%	14.0%	13.7%	11.8%

Total return:
Total return before incentive fees	2.4%	2.4%	2.5%	7.4%	7.4%	7.7%	20.8%	20.8%	20.3%	63.7%	63.5%	62.8%
Incentive fees	(0.3)%	(0.3)%	(0.2)%	(1.5)%	(1.5)%	(1.6)%	(4.4)%	(4.4)%	(3.2)%	(12.5)%	(12.3)%	(10.7)%

Total return after incentive fees	2.1%	2.1%	2.3%	5.9%	5.9%	6.1%	16.4%	16.4%	17.1%	51.2%	51.2%	52.1%

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
have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2022 and 2021 were 32,547 and 33,958, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2022 and 2021 were 33,975 and 31,074, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2022 and 2021 were 863 and 1,394, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2022 and 2021 were 900 and 1,521, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended September 30, 2022 and 2021 were 3,489 and 6,480, respectively. The monthly average number of option contracts traded directly by the Partnership during the nine months ended September 30, 2022 and 2021 were 5,540 and 5,053, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.
All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds for indirect trading and allocated to the Funds’ members, including the Partnership.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2022 and December 31, 2021, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
September 30, 2022				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$123,494,882	$(54,603,662)	$68,891,220	$-	$-	$68,891,220
Forwards	2,391,761	(2,391,761)	-	-	-	-

Total assets	$125,886,643	$(56,995,423)	$68,891,220	$-	$-	$68,891,220

Liabilities
Futures	$(54,603,662)	$54,603,662	$-	$-	$-	$-
Forwards	(2,416,721)	2,391,761	(24,960)	-	24,960	-

Total liabilities	$(57,020,383)	$56,995,423	$(24,960)	$-	$24,960	$-

Net fair value						$68,891,220	*

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2021				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$33,395,257	$(30,874,480)	$2,520,777	$-	$-	$2,520,777
Forwards	2,333,825	(2,301,327)	32,498	-	-	32,498

Total assets	$35,729,082	$(33,175,807)	$2,553,275	$-	$-	$2,553,275

Liabilities
Futures	$(30,874,480)	$30,874,480	$-	$-	$-	$-
Forwards	(2,301,327)	2,301,327	-	-	-	-

Total liabilities	$(33,175,807)	$33,175,807	$-	$-	$-	$-

Net fair value						$2,553,275	*

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2022 and December 31, 2021, respectively.

	September 30, 2022

Assets

Futures Contracts
Currencies	$308,158
Energy	121,499,252
Grains	712,688
Indices	162,547
Livestock	23,895
Metals	72,408
Softs	715,934

Total unrealized appreciation on open futures contracts	123,494,882

Liabilities
Futures Contracts
Currencies	(420,280)
Energy	(53,420,896)
Grains	(274,142)
Indices	(182,663)
Livestock	(54,270)
Metals	(112,525)
Softs	(138,886)

Total unrealized depreciation on open futures contracts	(54,603,662)

Net unrealized appreciation on open futures contracts	$68,891,220	*

Assets
Forward Contracts
Metals	$2,391,761

Total unrealized appreciation on open forward contracts	2,391,761

Liabilities
Forward Contracts
Metals	(2,416,721)

Total unrealized depreciation on open forward contracts	(2,416,721)

Net unrealized depreciation on open forward contracts	$(24,960)	**

Assets
Options Purchased
Energy	$8,201,972
Metals	355,962
Softs	29,920

Total options purchased	$8,587,854	***

Liabilities
Options Written
Energy	$(5,672,681)
Grains	(93,712)
Metals	(358,217)
Softs	(244,564)

Total options written	$(6,369,174)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2022		2021		2022		2021

Currencies	$(330,135)		$(48,781)		$(599,296)		$(77,293)
Energy	3,660,824		4,674,691		21,843,037		13,791,060
Grains	272,444		496,329		1,609,425		1,214,184
Indices	(32,723)		(602,932)		388,927		1,026,463
Livestock	35,327		78,520		65,013		(832,474)
Metals	(218,805)		107,204		(1,435,358)		1,926,648
Softs	271,676		211,068		1,204,574		1,128,736

Total	$3,658,608	*****	$4,916,099	*****	$23,076,322	*****	$18,177,324	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2022 and December 31, 2021 and for the periods ended September 30, 2022 and 2021, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and int
e
rnal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

September 30, 2022	Total	Level 1	Level 2	Level 3

Asset s
Future s	$123,494,882	$47,900,767	$75,594,115	$-
Forwards	2,391,761	-	2,391,761	-
Options purchased	8,587,854	8,587,854	-	-

Total assets	$134,474,497	$56,488,621	$77,985,876	$-

Liabilities
Futures	$54,603,662	$26,521,346	$28,082,316	$-
Forwards	2,416,721	-	2,416,721	-
Options written	6,369,174	6,369,174	-	-

Total liabilities	$63,389,557	$32,890,520	$30,499,037	$-

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$33,395,257	$33,395,257	$-	$-
Forwards	2,333,825	-	2,333,825	-
Options purchased	11,866,605	11,866,605	-	-

Total assets	$47,595,687	$45,261,862	$2,333,825	$-

Liabilities
Futures	$30,874,480	$30,874,480	$-	$-
Forwards	2,301,327	-	2,301,327	-
Options written	7,039,257	7,039,257	-	-

Total liabilities	$40,215,064	$37,913,737	$2,301,327	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of September 30, 2022 and December 31, 2021, respectively.

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
The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2022.
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
At September 30, 2022, the Partnership owned approximately 27.6% of NL Master and 29.7% of Drakewood Master. At December 31, 2021, the Partnership owned approximately 26.0% of NL Master and 100% of GSL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	September 30, 2022
	Total Assets	Total Liabilities	Total Capital

NL Master	$45,119,448	$157,777	$44,961,671
Drakewood Master	41,365,935	953,549	40,412,386

	December 31, 2021
	Total Assets	Total Liabilities	Total Capital
GSL Master	$27,210,336	$6,284,765	$20,925,571
NL Master	50,260,292	8,006,342	42,253,950

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)

NL Master	$162,938	$2,109,657	$2,272,595
Drakewood Master	103,477	458,651	562,128

	For the nine months ended September 30, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
GSL Master	$(49,612)	$3,221,886	$3,172,274
NL Master	140,150	15,876,257	16,016,407
Drakewood Master (a)	97,288	(1,671,264)	(1,573,976)

	For the three months ended September 30, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
GSL Master	$(39,413)	$1,973,719	$1,934,306
NL Master	(67,004)	9,624,263	9,557,259

	For the nine months ended September 30, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
GSL Master	$(145,971)	$32,121,939	$31,975,968
NL Master	(163,934)	19,345,108	19,181,174

(a)	From May 1, 2022, commencement of operations for Drakewood Master, through September 30, 2022.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds is shown in the following tables:

	September 30, 2022		For the three months ended September 30, 2022
	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
NL Master	8.28%	$12,412,833	$549,284	$5,150	$4,165	$539,969	Commodity Portfolio	Monthly
Drakewood Master	8.01%	12,012,417	185,911	11,470	7,585	166,856	Commodity Portfolio	Monthly

		$24,425,250	$735,195	$16,620	$11,750	$706,825

	September 30, 2022		For the nine months ended September 30, 2022
	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
GSL Master (a)	-%	$-	$3,254,806	$29,730	$52,803	$3,172,273	Commodity Portfolio	Monthly
NL Master	8.28%	12,412,833	4,308,161	17,591	12,436	4,278,134	Commodity Portfolio	Monthly
Drakewood Master (b)	8.01%	12,012,417	(392,924)	19,828	12,296	(425,048)	Commodity Portfolio	Monthly

		$24,425,250	$7,170,043	$67,149	$77,535	$7,025,359

	December 31, 2021		For the three months ended September 30, 2021
	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
GSL Master	16.36%	$20,926,428	$1,976,391	$24,752	$17,334	$1,934,305	Commodity Portfolio	Monthly
NL Master	8.59%	10,984,329	2,958,627	17,011	4,384	2,937,232	Commodity Portfolio	Monthly

		$31,910,757	$4,935,018	$41,763	$21,718	$4,871,537

	December 31, 2021		For the nine months ended September 30, 2021
	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
GSL Master	16.36%	$20,926,428	$32,127,537	$99,735	$51,835	$31,975,967	Commodity Portfolio	Monthly
NL Master	8.59%	10,984,329	5,420,477	34,419	11,142	5,374,916	Commodity Portfolio	Monthly

		$31,910,757	$37,548,014	$134,154	$62,977	$37,350,883

(a)	From January 1, 2022 through June 30, 2022, the date the Partnership fully redeemed its investment in GSL Master.
(b)	The Partnership first invested into Drakewood Master on May 1, 2022.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

7.	Financial Instrument Risks:
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
Effective the close of business on October 31, 2022, Pan no longer acts as a commodity trading advisor to the Partnership. Effective on or about November 1, 2022, the Partnership reallocated the assets previously allocated to Pan to the other existing commodity trading advisors in the Partnership.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2022.

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

For the nine months ended September 30, 2022, Partnership capital increased 17.2% from $127,910,424 to $149,917,007. This increase was attributable to subscriptions of 3,447.0320 Class A limited partner Redeemable Units totaling $8,785,500, subscriptions of 744.4880 Class Z limited partner Redeemable Units totaling $1,575,000 and net income of $21,208,717 which was partially offset by redemptions of 3,642.3840 Class A limited partner Redeemable Units totaling $9,460,167 and redemptions of 46.6890 Class Z limited partner Redeemable Units totaling $102,467. Future redemptions can impact the amount of funds available for direct investments and investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2022, the net asset value per Redeemable Unit for Class A increased 2.1% from $2,611.80 to $2,666.03 as compared to an increase of 5.9% in the third quarter of 2021. During the Partnership’s third quarter of 2022, the net asset value per Redeemable Unit for Class D increased 2.1% from $2,071.11 to $2,114.12 as compared to an increase of 5.9% in the third quarter of 2021. During the Partnership’s third quarter of 2022, the net asset value per Redeemable Unit for Class Z increased 2.3% from $2,134.31 to $2,182.81 as compared to an increase of 6.1% in the third quarter of 2021. The Partnership experienced a net trading gain before fees and expenses during the third quarter of 2022 of $4,290,652. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, livestock and softs and were partially offset by losses in currencies and metals. The Partnership experienced a net trading gain before fees and expenses during the third quarter of 2021 of $9,847,519. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, livestock, metals and softs and were partially offset by losses in currencies.

During the third quarter, the most notable gains were achieved within the energy sector during July and August from long positions in U.S. and European natural gas futures as supply constraints and heavy demand from power production due to summer heatwaves in both regions boosted prices. In the soft commodities sector, gains were recorded due to positions in cocoa futures during August and September as the Partnership’s sub-advising managers successfully traded around both bullish and bearish price moves in the global cocoa markets. Additional gains were experienced within the grains primarily during July from long positions in corn and soybean oil futures as increased fertilizer costs pushed prices higher. Gains were also achieved from short positions in lean hog futures throughout the quarter as prices declined on an outlook for weakening consumer demand due to inflation pushing prices higher in earlier in the year. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the metals markets during July from long positions in silver futures as a strengthening U.S. dollar diminished demand for precious metals. Additional losses in the metals were recorded from long positions in aluminum futures as prices fell amid global demand concerns. Smaller losses were experienced during August and September from long British pound currency hedging positions as the value of pound declined.

During the Partnership’s nine months ended September 30, 2022, the net asset value per Redeemable Unit for Class A increased 16.4% from $2,290.21 to $2,666.03 as compared to an increase of 51.2% during the nine months ended September 30, 2021. During the Partnership’s nine months ended September 30, 2022, the net asset value per Redeemable Unit for Class D increased 16.4% from $1,816.10 to $2,114.12 as compared to an increase of 51.2% during the nine months ended September 30, 2021. During the Partnership’s nine months ended September 30, 2022, the net asset value per Redeemable Unit for Class Z increased 17.1% from $1,864.35 to $2,182.81 as compared to an increase of 52.1% during the nine months ended September 30, 2021. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2022 of $30,083,774. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, livestock and softs and were partially offset by losses in currencies and metals. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2021 of $55,718,363. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, metals and softs and were partially offset by losses in currencies and livestock.

During the first nine months of the year, the most notable gains were experienced from long positions in a wide variety of energy markets as a combination of growing global demand, lack of long-term capital expenditures into energy infrastructure, and the war between Russia and Ukraine pushed prices higher from January through August. Within the grains, gains were recorded during April from long futures positions in wheat, soybeans, and corn as the continued conflict between Russia and Ukraine threatened to curtail European grain exports. Further gains were recorded during March from long positions in sugar, cotton, and cocoa futures as inflationary pressures pushed commodity prices higher. The Partnership’s overall trading gains for the first nine months of the year were partially offset by losses recorded in the metals sector from positions in both industrial and precious metals as currency fluctuations, concerns for global industrial growth, and the uncertain impact of sanctions on Russian metal exports caused short-term price volatility throughout a majority of the first nine months of the year. Smaller losses were experienced during August and September from long British pound currency hedging positions as the value of pound declined.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and nine months ended September 30, 2022 increased by $630,084 and $813,876, respectively, as compared to the corresponding periods in 2021. The increase in interest income was primarily due to higher interest rates and average daily equity during the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2022 decreased by $29,069 and $154,955, respectively, as compared to the corresponding periods in 2021. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted Net Assets of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2022 increased by $47,760 and $163,627, respectively, as compared to the corresponding periods in 2021. The increase was due to higher average adjusted net assets during the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021.

Management fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2022 increased by $110,510 and $293,427, respectively, as compared to the corresponding periods in 2021. The increase was due to higher average net assets during the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2022 increased by $51,287 and $170,942, respectively, as compared to the corresponding periods in 2021. This increase was due to higher average net assets during the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021.

Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three and nine months ended September 30, 2022 resulted in incentive fees of $426,693 and $5,650,564, respectively. Trading performance for the three and nine months ended September 30, 2021 resulted in incentive fees of $1,766,430 and $10,114,235, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

As of September 30, 2022 and June 30, 2022, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2022	September 30, 2022 (percentage of Partners’ Capital)	June 30, 2022 *	June 30, 2022 (percentage of Partners’ Capital) *
Millburn	$41,227,928	28%	$32,933,398	22%
Ospraie	37,727,320	25%	30,280,454	21%
Pan	35,651,525	24%	28,993,520	20%
Northlander	11,629,331	8%	13,151,519	9%
Geosol	-	0%	20,612,288	14%
Drakewood	12,012,416	7%	10,846,009	7%
EMC	7,556,489	5%	-	0%
Unallocated	4,111,998	3%	9,763,399	7%

*	Allocation presented is prior to Geosol’s termination effective the close of business on June 30, 2022.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. Northlander and Drakewood trade, and Geosol traded, the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have or had been granted limited authority to make trading decisions. Millburn, Ospraie, Pan and EMC directly trade managed accounts in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e in the managed accounts in the Partnership’s name traded by certain Advisors) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2022. As of September 30, 2022, the Partnership’s total capitalization was $149,917,007.

September 30, 2022
Market Sector	Value at Risk	% of Total Capitalization

Currencies	$572,143	0.38	%
Energy	19,237,138	12.83
Grains	1,881,596	1.26
Livestock	95,755	0.06
Metals	2,534,770	1.69
Softs	1,750,878	1.17

Total	$26,072,280	17.39	%

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2021. As of December 31, 2021, the Partnership’s total capitalization was $127,910,424.

December 31, 2021
Market Sector	Value at Risk	% of Total Capitalization

Currencies	$94,600	0.08	%
Energy	6,985,797	5.46
Grains	470,493	0.37
Livestock	81,180	0.06
Metals	910,596	0.71
Softs	844,031	0.66

Total	$9,386,697	7.34	%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds as of September 30, 2022 and December 31, 2021, and the highest, lowest and average values during the three months ended September 30, 2022 and the twelve months ended December 31, 2021. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2022 and December 31, 2021, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2022
			Three Months Ended September 30, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$519,365	0.35%	$519,365	$160,105	$260,220
Energy	17,990,129	12.00	18,079,938	5,648,671	9,611,507
Grains	1,881,596	1.26	2,431,285	1,421,239	1,892,291
Livestock	95,755	0.06	181,225	41,250	119,474
Metals	1,621,136	1.08	2,842,004	967,266	1,906,911
Softs	1,750,878	1.17	1,750,878	656,885	1,287,493

Total	$23,858,859	15.92%

*	Average of daily Values at Risk.

December 31, 2021
			Twelve Months Ended December 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$94,600	0.07%	$122,815	$-	$34,894
Energy	5,371,868	4.20	7,462,084	1,836,386	3,525,980
Grains	470,493	0.37	1,842,907	301,478	946,454
Livestock	81,180	0.06	748,599	32,615	234,921
Metals	910,596	0.71	2,702,004	357,295	1,494,999
Softs	844,031	0.66	1,213,593	266,446	770,096

Total	$7,772,768	6.07%

*	Annual average of daily Values at Risk.

As of September 30, 2022, NL Master’s total capitalization was $44,961,671, and the Partnership owned approximately 27.6% of NL Master. As of September 30, 2022, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to NL Master for trading) was as follows:

September 30, 2022
			Three Months Ended September 30, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$4,518,148	10.05%	$7,498,234	$4,518,148	$6,226,056

Total	$4,518,148	10.05%

*	Average of daily Values at Risk.

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

As of September 30, 2022, Drakewood Master’s total capitalization was $40,412,386, and the Partnership owned approximately 29.7% of Drakewood Master. As of September 30, 2022, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood Master for trading) was as follows:

September 30, 2022
			Three Months Ended September 30, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$177,705	0.44%	$343,915	$173,415	$257,506
Metals	3,076,210	7.61	5,048,668	2,173,349	3,140,590

Total	$3,253,915	8.05%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Firm has reached agreements in principle with two regulatory agencies—the SEC for $125 million and the CFTC for $75 million—to resolve record-keeping related investigations by those agencies relating to business communications on messaging platforms that had not been approved by the Firm. The Company was one of the entities involved in these investigations, and has recognized a provision of $63 million in anticipation of concluding the settlement with the SEC. On September 27, 2022, the Firm’s settlements with the SEC and the CFTC became effective.

Civil Litigation

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,946 million. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,856 million.

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

Settled Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., in the Supreme Court of NY. The complaint related to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserted claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. On March 22, 2021, the parties entered into a settlement agreement. On April 16, 2021, the court entered a stipulation of voluntary discontinuance, with prejudice.

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

Item 1A.   Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 other than as disclosed in Note 7, “Financial Instrument Risks.” of the Financial Statements and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2022, there were subscriptions of 1,678.2720 Class A Redeemable Units totaling $4,405,500 and 230.9870 Class Z Redeemable Units totaling $500,000. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interest in commodity pools.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	Class Z (a) Total Number of Redeemable Units Purchased *	Class Z (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet by Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	1,115.4370	$2,647.20	15.7580	$2,164.62	N/A	N/A
August 1, 2022 - August 31, 2022	209.9060	$2,700.93	30.9310	$2,209.98	N/A	N/A
September 1, 2022 - September 30, 2022	396.5870	$2,666.03	N/A	N/A	N/A	N/A
	1,721.9300	$2,658.09	46.6890	$2,194.67

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

Item 3.  Defaults Upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not Applicable.

Item 5.  Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2021 could impact the operations and financial performance of the Partnership’s investments subsequent to September 30, 2022. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

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

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

Date:	November 10, 2022

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 10, 2022

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.