Form 10-K
period 2022-12-31
Ceres Tactical Commodity L.P.
filed 2023-03-24
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Yes _     No
X
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the pr
e
ceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements . ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-bas
ed compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).
Yes _     No
X
Limited Partnership Redeemable Units with an aggregate value of $144,983,872 were outstanding and held by non-affiliates
as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 28, 2023, 54,929.7607 Limited Partnership Class A Redeemable Units were outstanding, 600.0580 Limited Partnership Class D Redeemable Units were outstanding and 1,093.1980 Limited Partnership Class Z Redeemable Units were outstanding.
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

Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2022, 2021 and 2020 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and is the trading manager (the “Trading Manager”) of NL Master (as defined below) and Drakewood Master (as defined below). The General Partner was also the Trading Manager of GSL Master (as defined below), Aquantum Master (as defined below) and Harbour Square Master (as defined below) prior to GSL Master’s, Aquantum Master’s and Harbour Square Master’s respective terminations. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

On February 1, 2013, the Partnership allocated substantially all of its capital to MB Master Fund L.P. (“MB Master”), a limited partnership organized under the partnership laws of the State of Delaware. Effective November 30, 2018, the Partnership fully redeemed its investment in MB Master. On January 1, 2018, the Partnership allocated a portion of its assets to CMF Harbour Square Master Fund LLC (“Harbour Square Master”), a limited liability company organized under the limited liability company laws of the State of Delaware. Effective March 31, 2019, the Partnership fully redeemed its investment in Harbour Square Master. Effective June 1, 2019, the assets allocated to Aquantum (defined below) were transferred into CMF Aquantum Master Fund LLC (“Aquantum Master”), a limited liability company organized under the limited liability company laws of the State of Delaware. Effective December 31, 2020, the Partnership fully redeemed its investment in Aquantum Master. On April 1, 2019, the Partnership allocated a portion of its assets to CMF NL Master Fund LLC (“NL Master”), a limited liability company organized under the limited liability company laws of the State of Delaware. On November 1, 2020, the Partnership allocated a portion of its assets to CMF GSL Master Fund LLC (“GSL Master”), a limited liability company organized under the limited liability company laws of the State of Delaware. Effective June 30, 2022, the Partnership fully redeemed its investment in GSL Master. On May 1, 2022, the Partnership allocated a portion of its assets to CMF Drakewood Master Fund LLC (“Drakewood Master”), a limited liability company organized under the limited liability company laws of the State of Delaware. NL Master and Drakewood Master are collectively referred to as the “Funds.” Reference herein to the “Funds” may also include, as relevant, GSL Master, Aquantum Master, MB Master and Harbour Square Master.

During the years ended December 31, 2022, 2021 and 2020, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During certain periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan Chase Bank, N.A.

As of December 31, 2022, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Northlander Commodity Advisors LLP (“Northlander”), Drakewood Capital Management Limited (“Drakewood”) and EMC Capital Advisors, LLC (“EMC”) (each an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. Effective on November 30, 2018, Aventis Asset Management, LLC (“Aventis”) ceased to act as a commodity trading advisor for the Partnership. Effective on March 31, 2019, Harbour Square Capital Management LLC (“Harbour Square”) ceased to act as a commodity trading advisor to the Partnership. Effective on December 31, 2020, Aquantum GmbH (“Aquantum”) ceased to act as a commodity trading advisor to the Partnership. Effective June 30, 2022, Geosol Capital, LLC (“Geosol”) ceased to act as a commodity trading advisor to the Partnership. Effective October 31, 2022, Pan Capital Management L.P. (“Pan”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may also include, as relevant, Pan, Geosol, Aquantum, Harbour Square and Aventis. From February 1, 2013 until December 31, 2017, all trading decisions were made by Aventis. A description of the trading activities and focus of each Advisor is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co., and are not responsible for the organization or operation of the Partnership.

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

For the period January 1, 2022 through December 31, 2022, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2022, the Partnership owned approximately 28.6% of NL Master and 31.8% of Drakewood Master. At December 31, 2021, the Partnership owned approximately 26.0% of NL Master and 100.0% of GSL Master. The performance of the Partnership is directly affected by the performance of the Funds.

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

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and are not responsible for the organization or operation of the Partnership. The Partnership pays Millburn a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end Net Assets allocated to Millburn. Prior to January 1, 2021, the Partnership paid Millburn a monthly management fee equal to 1/12 of 2.0% (2.0% per year) of month-end Net Assets allocated to Millburn. The Partnership pays Ospraie a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets allocated to Ospraie. The Partnership pays Northlander a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets allocated to Northlander. The Partnership pays Drakewood a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets allocated to Drakewood. The Partnership pays EMC a monthly management fee equal to 1/12 of 0.60% (0.60 % per year) of month-end Net Assets allocated to EMC. Prior to its termination on November 30, 2018, Aventis was paid a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets allocated to Aventis. Prior to its termination on March 31, 2019, Harbour Square was paid a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end Net Assets allocated to Harbour Square. Prior to its termination on December 31, 2020, Aquantum was paid a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets allocated to Aquantum. Prior to its termination on June 30, 2022, Geosol was paid a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end Net Assets allocated to Geosol. Prior to its termination on October 31, 2022, Pan was paid a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month end Net Assets allocated to Pan. Month-end Net Assets, for the purpose of calculating management fees are Net Assets as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month. An Advisor’s management fee is allocated proportionately to each Class based on the net asset value of the respective Class.

In addition, the Partnership is obligated to pay each Advisor an incentive fee. The Partnership pays Ospraie, Northlander, Drakewood and EMC each an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in each Management Agreement, earned by the relevant Advisor for the Partnership during each calendar year. The Partnership pays Millburn an incentive fee, payable annually, equal to 27.5% of New Trading Profits, as defined in the Management Agreement, earned by Millburn for the Partnership during the calendar year. Prior to January 1, 2021, Millburn was eligible to receive an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in the Management Agreement. Prior to its termination on November 30, 2018, Aventis was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in the Management Agreement. Prior to its termination on March 31, 2019, Harbour Square was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in the Management Agreement. Prior to its termination on December 31, 2020, Aquantum was eligible to receive a semi-annual incentive fee of 20% of New Trading Profits, as defined in the Management Agreement, earned by Aquantum for the Partnership each calendar half-year. Prior to its termination on June 30, 2022, Geosol was eligible to receive an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by Geosol for the Partnership each calendar year. Prior to its termination on October 31, 2022, Pan was eligible to receive a quarterly incentive fee equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by Pan for the Partnership each quarter. An Advisor’s incentive fee is allocated proportionally to each Class based on the net asset value of the respective Class. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Each Management Agreement can be terminated upon notice by either party. In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s capital as of December 31, 2022 was $155,036,001.

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

On February 22, 2022, the United States and several European nations announced sanctions against Russia in response to Russia’s mobilization of forces and threat of invasion of the Ukraine, and governments around the world imposed, and may in the future impose, additional sanctions on Russia in response to its continued escalation of this conflict. On February 24, 2022, Russian President Putin commenced a full-scale invasion of Russia’s pre-positioned forces into the Ukraine. The conflict has created volatility in the price of various commodities and may have a negative impact on business activity globally, and therefore could adversely affect the performance of the Partnership’s investments. Furthermore, uncertainties regarding the conflict between the two nations and the varying involvement of the United States and other NATO countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership and the performance of their investments or operations, and the ability of the Partnership to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia or Ukraine, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflict.

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

Regulatory and Governmental Matters.

The Company has been responding to subpoenas and other requests for information from the Enforcement Division of the U.S. Securities and Exchange Commission and the United States Attorney’s Office for the Southern District of New York in connection with their investigations into various aspects of the Company’s blocks business, certain related sales and trading practices, and applicable controls (the “Investigations”). The Investigations are focused on whether the Company and/or its employees shared and/or used information regarding impending block transactions in violation of federal securities laws and regulations. The Company is continuing to cooperate with the Investigations and is responding to the requests. The Company also faces potential civil liability arising from claims that have been or may be asserted by, among others, block transaction participants who contend they were harmed or disadvantaged including, among other things, as a result of a share price decline allegedly caused by the activities of the Company and/or its employees, or as a result of the Company’s and/or its employees’ failure to adhere to applicable laws and regulations. In addition, the Company has responded to demands from shareholders under Section 220 of the Delaware General Corporation Law for books and records concerning the Investigations.

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

The Firm has reached agreements in principle with two regulatory agencies—the SEC for $125 million and the CFTC for $75 million— to resolve record-keeping related investigations by those agencies relating to business communications on messaging platforms that had not been approved by the Firm. The Company was one of the entities involved in these investigations, and has recognized a provision of $63 million in anticipation of concluding the settlement with the SEC. On September 27, 2022, the Firm’s settlements with the SEC and the CFTC became effective.

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

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the Southern District of New York (“SDNY”) styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 Viacom Class B Common Stock offering and a $1,000 offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15 2023, the underwriters, including the Firm, filed their Notices of Appeal of the denial of their motions to dismiss.

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

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2023 was 826 for Class A Redeemable Units, 2 for Class D Redeemable Units and 15 for Class Z Redeemable Units.

(c)	Dividends. The Partnership did not declare any distributions in 2022 or 2021. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensatory Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities – Use of Proceeds from Registered Securities. For the year ended December 31, 2022, there were subscriptions of 4,842.6190 Class A Redeemable Units totaling $12,557,500 and 790.3010 Class Z Redeemable Units totaling $1,675,000. For the year ended December 31, 2021, there were subscriptions of 4,927.5530 Class A Redeemable Units totaling $10,121,560 and 194.2000 Class Z Redeemable Units totaling $325,000. For the year ended December 31, 2020, there were subscriptions of 1,834.1890 Class A Redeemable Units totaling $2,670,643 and 224.5500 Class Z Redeemable Units totaling $260,760.

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

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	Class Z (a) Total Number of Redeemable Units Purchased *	Class Z (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet by Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	135.1910	$2,713.34	N/A	N/A	N/A	N/A
November 1, 2022 - November 30, 2022	293.4290	$2,709.91	72.5510	$2,221.58	N/A	N/A
December 1, 2022 - December 31, 2022	209.7030	$2,721.77	N/A	N/A	N/A	N/A
	638.3230	$2,714.53	72.5510	$2,221.58

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

The General Partner/Trading Manager manages all business of the Partnership/Funds. The General Partner delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner/Trading Manager engages a team of approximately 9 professionals, whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner/Trading Manager. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also engages staff involved in marketing and sales support. In selecting an Advisor for the Partnership, the General Partner considers, among other factors, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to an Advisor and allocate assets to additional advisors at any time.

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

The programs traded by each Advisor on behalf of the Partnership are: Millburn — Commodity Program, Ospraie — Commodity Program, Northlander – Commodity Program, Drakewood – Drakewood Prospect Fund Strategy, EMC – Commodity Program and prior to Pan’s termination effective October 31, 2022, Pan – Energy Trading Program and prior to Geosol’s termination effective June 30, 2022, Geosol – U.S. Power and Natural Gas Program and prior to Aquantum’s termination effective December 31, 2020, Aquantum — Aquantum Commodity Spread Program and prior to Harbour Square’s termination effective March 31, 2019, Harbour Square – Discretionary Energy Program and prior to Aventis’s termination effective November 30, 2018, Aventis — Aventis Diversified Commodity Strategy. The General Partner may modify or terminate the allocation of assets among the Advisors at any time and may allocate assets to additional Advisors at any time.

As of December 31, 2022 and September 30, 2022, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2022	December 31, 2022 (percentage of Partners’ Capital)	September 30, 2022	September 30, 2022 (percentage of Partners’ Capital)
Millburn	$57,437,177	37%	$41,227,928	28%
Ospraie	47,510,592	31%	37,727,320	25%
Pan	-	0%	35,651,525	24%
Northlander	12,964,185	8%	11,629,331	8%
Drakewood	13,846,564	9%	12,012,416	7%
EMC	8,600,820	6%	7,556,489	5%
Unallocated	14,676,663	9%	4,111,998	3%

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

Pan Capital Management L.P.

Pan traded the Partnership’s assets allocated to it directly pursuant to its Energy Trading Program, a proprietary, discretionary trading program. The Energy Trading Program’s primary objective was to produce absolute returns through active trading of the U.S. energy markets, while offering investors an opportunity to diversify their overall portfolios. The Energy Trading Program also strived to minimize the risk of capital loss.

Pan traded listed exchange-traded futures and options on futures in the U.S. natural gas market and, with the consent of the General Partner, other liquid U.S. energy markets, including, but not limited to, electricity and crude oil. With the General Partner’s consent Pan may also trade swaps on behalf of the Partnership. Pan based energy trading on fundamental analysis rather than market timing and seeks to structure trades with asymmetric risk return.

Pan firmly believed solid and thorough fundamental analysis, rigorous risk management and deep understanding of energy markets are required to achieve the Energy Trading Program’s investment objectives.

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

Geosol Capital, LLC

The portion of the Partnership’s assets that were allocated to Geosol for trading were not invested in commodity interests directly. Geosol’s allocation of the Partnership’s assets were invested in GSL Master. Geosol traded the Partnership’s assets in accordance with its U.S. Power and Natural Gas Program. Geosol used proprietary fundamental valuation analysis combined with their proprietary profit maximizing risk management framework to identify a variety of trade opportunities and execution possibilities in North American energy markets, including electricity and natural gas, using listed commodity futures and options. The Trading Manager and Geosol have agreed that the volatility applied to the assets allocated to Geosol shall initially be 50.0% (one half) of the volatility typically employed for the trading of the program.

Upon identifying opportunities through fundamental analysis (i.e., supply, demand, storage and power dispatch stack), Geosol then determined the most appropriate means of capturing the identified value. Geosol allocated risk based on predetermined calculations of maximum acceptable loss exposure associated with each strategy and commodity. Geosol employs several different types of risk models based on the characteristics of each strategy and commodity, and will periodically shift risk allocations between commodities and risk books based on the opportunities observed in the marketplace. Geosol believes that flexible risk allocations tend to produce greater total returns in a multi-commodity book due to higher average capital utilization. The risk process measures profit/loss and position by strategy and commodity on a daily basis.

In managing the trading activity for the Partnership, Geosol strived to trade GSL Master pari passu with Geosol Capital Onshore I, LP subject to the targeted volatility differential as described above and/or directed (in writing) by the General Partner/Trading Manager.

Drakewood Capital Management Limited

Drakewood trades the Partnership’s assets allocated to it pursuant to the Drakewood Prospect Fund Strategy. Pursuant to the Drakewood Prospect Fund Strategy, Drakewood invests the Partnership’s assets primarily in a portfolio of risk positions in precious, non-ferrous and ferrous metal futures, forward contracts and related options, and derivative instruments. Other commodities may be traded from time to time, and may also invest in LME warrants, although these instruments are expected to constitute a relatively minor part of the portfolio. Investments made pursuant to the Drakewood Prospect Fund Strategy investments are expected to be concentrated in precious, non-ferrous and ferrous metal strategies and the Program’s investments are not expected to be diversified.

The Drakewood Prospect Fund Strategy is designed to gain exposure to opportunities in the majority of actively traded metals while limiting exposure in any one particular metal. The intent of this strategy is to increase opportunities for gain, while managing risk in order to provide more consistent returns.

Based on the fundamentally driven investment approach of the Drakewood Prospect Fund Strategy, Drakewood will often hold generally directional positions – either predominantly long or short depending on price drivers for each individual metal. The Drakewood Prospect Fund Strategy is expected to be neither long nor short biased through the cycle but rather to take a fundamental view over a one, two, five and ten year time frame and take positions accordingly. Long long-term core positions will be augmented by shorter shorter-term trading positions around each core position to manage short short-term price risk. In normal circumstances there may be daily trading activity on the portfolio even though the core fundamental view will persist for a year or more. Due to the nature of commodities futures trading, gross exposures may be much higher than net asset value due to the nature of having numerous offsetting positions, such as calendar spreads.

EMC Capital Advisors, LLC

EMC trades the Partnership’s assets allocated to it pursuant to the EMC Commodity Program. The investment strategy employed in the EMC Commodity Program seeks to provide long-term positive returns with low correlation to equity, fixed income and hedge fund portfolios. EMC employs quantitative, systematic trading models across a broad range of liquid global commodity and currency markets. Sectors traded include precious and base metals, energies, agricultural and soft commodities.

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

For the period January 1, 2022 through December 31, 2022, the average allocation by commodity market sector for NL Master and Drakewood Master was as follows:

	NL Master
Energy		100%

	Drakewood Master
Currencies		7%
Metals		93%

(a)	Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2022.

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

From January 1, 2022 through December 31, 2022, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 9.9%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

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

For the year ended December 31, 2022, 4,280.7070 Class A Redeemable Units were redeemed totaling $11,192,915, 11.1970 Class Z General Partner Redeemable Units were redeemed totaling $25,000 and 119.2400 Class Z Redeemable Units were redeemed totaling $263,645. For the year ended December 31, 2021, 6,758.4960 Class A Redeemable Units were redeemed totaling $13,372,859 and 114.7580 Class Z General Partner Redeemable Units were redeemed totaling $190,000. For the year ended December 31, 2020, 12,583.3140 Class A Redeemable Units were redeemed totaling $17,690,739 and 255.8790 Class Z General Partner Redeemable Units were redeemed totaling $300,000.

For the year ended December 31, 2022, there were subscriptions of 4,842.6190 Class A Redeemable Units totaling $12,557,500 and 790.3010 Class Z Redeemable Units totaling $1,675,000. For the year ended December 31, 2021, there were subscriptions of 4,927.5530 Class A Redeemable Units totaling $10,121,560 and 194.2000 Class Z Redeemable Units totaling $325,000. For the year ended December 31, 2020, there were subscriptions of 1,834.1890 Class A Redeemable Units totaling $2,670,643 and 224.5500 Class Z Redeemable Units totaling $260,760.

(c) Results of Operations.

For the year ended December 31, 2022, the net asset value per Class A Redeemable Unit increased 18.8% from $2,290.21 to $2,721.77. For the year ended December 31, 2022, the net asset value per Class D Redeemable Unit increased 18.8% from $1,816.10 to $2,158.32. For the year ended December 31, 2022, the net asset value per Class Z Redeemable Unit increased 19.8% from $1,864.35 to $2,232.72. For the year ended December 31, 2021, the net asset value per Class A Redeemable Unit increased 57.7% from $1,451.82 to $2,290.21. For the year ended December 31, 2021, the net asset value per Class D Redeemable Unit increased 57.7% from $1,151.27 to $1,816.10. For the year ended December 31, 2021, the net asset value per Class Z Redeemable Unit increased 59.0% from $1,172.43 to $1,864.35. For the year ended December 31, 2020, the net asset value per Class A Redeemable Unit increased 8.0% from $1,344.11 to $1,451.82. For the year ended December 31, 2020, the net asset value per Class D Redeemable Unit increased 8.8% from $1,057.77 to $1,151.27. For the year ended December 31, 2020, the net asset value per Class Z Redeemable Unit increased 9.7% from $1,069.04 to $1,172.43.

The Partnership experienced a net trading gain before fees and expenses for the year ended December 31, 2022 of $34,296,988. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, indices, livestock and softs and were partially offset by losses in currencies and metals. The net trading gain or loss for the Partnership is discussed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter, the most notable gains were experienced during January, February, and March from long positions in natural gas futures as prices rallied to start the year on tight gas storage supplies and steady winter heating demand. Additional gains within the energies were experienced from long futures positions in crude oil and refined oil products as oil prices advanced in the lead up to Russia’s invasion of Ukraine. Further gains in the energy markets were recorded from long futures positions in coal, carbon emission allowances, and electrical power. Within the soft commodities, gains were recorded during March from long positions in sugar, cotton, and cocoa futures as inflationary pressures pushed most commodity prices higher. The Partnership’s overall trading gains for the first quarter were partially offset by small trading losses within the grains markets during March from short positions in wheat futures as prices spiked amid increasing demand for U.S. grain exports. Losses were recorded in the metals sector throughout the quarter from positions in both industrial and precious metals. Smaller losses were incurred within the livestock sector during January from short positions in lean hog futures as prices moved higher on increased demand from pork processors.

During the second quarter, the Partnership’s most notable gains were achieved during all three months of the quarter from long positions in natural gas futures as prices rallied on increasing global demand. Additional energy gains were recorded during April, May and June from long positions in global crude oil and its refined products. Within the grains sector, gains were recorded during April from long futures positions in wheat, soybeans, and corn as the continuation of the war between Russia and Ukraine threatened to curtail European grain exports. Further gains were achieved within the livestock markets during April, May, and June from short positions in lean hog futures as prices declined amid concern the reimplementation of COVID lockdown measures in China would limit export demand for U.S. pork. The Partnership’s gains for the second quarter were partially offset by losses within the metals markets throughout the quarter from long positions in aluminum futures as prices fell on concerns a global recession would slow industrial demand growth. Smaller losses were experienced during April and June from currency hedge positions in the British pound.

During the third quarter, the Partnership’s most notable gains were achieved within the energy sector during July and August from long positions in U.S. and European natural gas futures as supply constraints and heavy demand from power production due to summer heatwaves in both regions boosted prices. In the soft commodities sector, gains were recorded primarily due to positions in cocoa futures during August and September as the Partnership’s sub-advising managers successfully traded around both bullish and bearish price moves in the global cocoa markets. Additional gains were experienced within the grains primarily during July from long positions in corn and soybean oil futures. Gains were also achieved from short positions in lean hog futures throughout the quarter as prices declined on an outlook for weakening consumer demand due to inflation pushing commodity prices higher earlier in the year. A portion of the Partnership’s gains for the third quarter was offset by losses incurred within the metals markets during July from long positions in silver futures as a strengthening U.S. dollar diminished demand for precious metals. Smaller losses were experienced during August and September from long British pound currency hedging positions as the value of pound declined versus the U.S. dollar.

During the fourth quarter, the most notable profits were achieved within the energy complex from short positions in global natural gas futures as mild weather in the U.S. diminished demand and European governments announced potential price curbs on gas heading into the winter. Further gains were recorded from positions in oil’s refined products, namely unleaded gasoline and heating oil. Gains within the soft commodity markets were experienced during November from long positions in cocoa futures as prices rose early in the month amid supply chain concerns in the West African growing regions. The Partnership’s gains for the fourth quarter were partially offset by losses incurred within the metals markets during November and December from short positions in gold and silver futures as prices advanced on increasing investor demand for precious metals and a weakening U.S. dollar. Losses were also recorded during October from long positions in wheat and soybean futures as prices declined amid an outlook for easing inflationary pressures on commodity markets.

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

The results of operations for the twelve months ended 2020 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and twelve months ended December 31, 2022 increased by $1,196,751 and $2,010,627, respectively, as compared to the corresponding periods in 2021. The increase in interest income was primarily due to higher interest rates during the three and twelve months ended December 31, 2022 as compared to the corresponding periods in 2021. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2022 decreased by $64,097 and $219,052, respectively, as compared to the corresponding periods in 2021. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2022 as compared to the corresponding periods in 2021.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted Net Assets of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2022 increased by $38,678 and $202,305, respectively, as compared to the corresponding periods in 2021. The increase was due to higher average adjusted net assets during the three and twelve months ended December 31, 2022 as compared to the corresponding periods in 2021.

Management fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2022 increased by $60,811 and $354,238, respectively, as compared to the corresponding periods in 2021. The increase was due to higher average net assets during the three and twelve months ended December 31, 2022 as compared to the corresponding periods in 2021.

General Partner fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2022 increased by $42,653 and $213,595, respectively, as compared to the corresponding periods in 2021. This increase was due to higher average net assets during the three and twelve months ended December 31, 2022 as compared to the corresponding periods in 2021.

Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three and twelve months ended December 31, 2022 resulted in incentive fees of $917,729 and $6,568,293, respectively. Trading performance for the three and twelve months ended December 31, 2021 resulted in incentive fees of $1,305,166 and $11,419,401, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include professional fees made up of legal and accounting expenses, as well as certain offering costs and filing, administrative, reporting and data processing fees. Professional fees for the years ended December 31, 2022 and 2021 were $471,475 and $434,587, respectively.

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

As of December 31, 2022, the Partnership’s most significant accounting policy is the valuation of its investment in the Funds and in futures, option and forward contracts and U.S. Treasury bills, as applicable. The fair value of the investment in the Funds is determined based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. As of December 31, 2022, Northlander and Drakewood trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. EMC, Millburn and Ospraie directly trade managed accounts in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e in the managed accounts in the Partnership’s name traded by certain Advisors) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2022. As of December 31, 2022, the Partnership’s total capitalization was $155,036,001.

December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$340,400	0.22%
Energy	4,933,385	3.18
Grains	1,807,775	1.17
Livestock	123,668	0.08
Metals	1,914,494	1.23
Softs	1,331,326	0.86

Total	$10,451,048	6.74%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds as of December 31, 2022 and 2021, and the highest, lowest and average values during the twelve months ended December 31, 2022 and 2021, as applicable. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2022 and 2021, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

		December 31, 2022
			Twelve Months Ended December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$277,754	0.18%	$650,375	$27,610	$225,543
Energy	3,630,315	2.34	21,935,256	2,047,212	7,218,635
Grains	1,807,775	1.17	2,726,092	385,530	1,284,208
Livestock	123,668	0.08	198,121	28,270	99,482
Metals	1,151,668	0.74	2,842,004	645,208	1,493,636
Softs	1,331,326	0.86	1,801,192	439,965	1,210,242

Total	$8,322,506	5.37%

*	Annual average of daily Values at Risk.

		December 31, 2021
			Twelve Months Ended December 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$94,600	0.07%	$122,815	$-	$34,894
Energy	5,371,868	4.20	7,462,084	1,836,386	3,525,980
Grains	470,493	0.37	1,842,907	301,478	946,454
Livestock	81,180	0.06	748,599	32,615	234,921
Metals	910,596	0.71	2,702,004	357,295	1,494,999
Softs	844,031	0.66	1,213,593	266,446	770,096

Total	$7,772,768	6.07%

*	Annual average of daily Values at Risk.

As of December 31, 2022, NL Master’s total capitalization was $45,265,820, and the Partnership owned approximately 28.6% of NL Master. As of December 31, 2022, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to NL Master for trading) was as follows:

		December 31, 2022
			Twelve Months Ended December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$4,556,188	10.07%	$12,485,381	$2,176,917	$6,028,438

Total	$4,556,188	10.07%

*	Annual average of daily Values at Risk.

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

As of December 31, 2022, Drakewood Master’s total capitalization was $43,497,389, and the Partnership owned approximately 31.8% of Drakewood Master. As of December 31, 2022, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood Master for trading) was as follows:

		December 31, 2022
			Twelve Months Ended December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$196,999	0.45%	$343,915	$-	$209,170
Metals	2,398,825	5.51	5,048,668	36,300	3,087,344

Total	$2,595,824	5.96%

*	Annual average of daily Values at Risk.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2022, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Energy. The Partnership’s primary energy market exposure is to price movements in natural gas, crude oil, and oil related products, often resulting from political developments in the Middle East, adverse weather conditions, and other factors contributing to supply and demand. Further energy market exposure is to the carbon emission, European and U.S. electric power, and coal markets which are subject to price movements driven by geopolitical events, climate related regulation, and supply and demand related factors. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals. The Partnership’s primary metal market exposure as of December 31, 2022, was to fluctuations in the prices of nickel, copper, iron, aluminum, lead, zinc, gold, nickel, tin, palladium, and silver.

Softs. The Partnership’s trading risk exposure in soft commodities is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, sugar, coffee, and cotton accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2022.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, wheat, corn, and palm oil accounted for the majority of the Partnership’s grain exposure as of December 31, 2022.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in cattle and hog prices.

Currencies. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership’s primary currency exposure as of December 31, 2022, is to the British pound as a result of the hedging of non-U.S. dollar denominated commodity positions. The General Partner does not anticipate that the risk profile of the Partnership’s currency sector to be significant in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2022.

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

Item 8.
Financial Statements and Supplementary Data
.
CERES TACTICAL COMMODITY L.P.
The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, Boston, MA, PCAOB ID: 42), for the years ended December 31, 2022, 2021, and 2020; Statements of Financial Condition at December 31, 2022 and 2021; Condensed Schedules of Investments at December 31, 2022 and 2021; Statements of Income and Expenses for the years ended December 31, 2022, 2021, and 2020; Statements of Changes in Partners’ Capital for the years ended December 31, 2022, 2021, and 2020; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form
10-K.

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
The management of Ceres Tactical Commodity L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in the
Internal Control-Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2022 based on the criteria referred to above.

Patrick T. Egan	Brooke Lambert
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Tactical Commodity L.P.	Ceres Tactical Commodity L.P.

Ernst & Young LLP 200 Clarendon Street Boston, MA 02116	Tel: +1 617 266 2000 Fax: +1 617 266 5843 www.ey.com
Report of Independent Registered Public Accounting Firm
To the Partners of Ceres Tactical Commodity L.P.,
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of Ceres Tactical Commodity L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2022 and 2021, the related statements of income and expenses, and changes in partners’ capital for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022 and 2021, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 and 2021, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Boston, MA
March 17, 2023

Ceres Tactical Commodity L.P.
Statements of Financial Condition
December 31, 2022 and 2021

	December 31,	December 31,
	2022	2021
Assets:

Investment in Funds (1) , at fair value (Note 6)	$26,810,748	$31,910,757
Redemptions receivable from the Funds	654,211	9,530,301

Equity in trading account:
Unrestricted cash (Note 3c)	120,640,640	83,266,107
Restricted cash (Note 3c)	8,517,141	7,622,510
Net unrealized appreciation on open futures contracts	1,648,041	2,520,777
Net unrealized appreciation on open forward contracts	386,766	32,498
Options purchased, at fair value (premiums paid $385,463 and $6,171,271 at December 31, 2022 and 2021, respectively)	616,956	11,866,605

Total equity in trading account	131,809,544	105,308,497

Interest receivable (Note 3c)	388,632	2,728

Total assets	$159,663,135	$146,752,283

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $484,852 and $6,265,420 at December 31, 2022 and 2021, respectively)	$733,905	$7,039,257
Accrued expenses:
Ongoing selling agent fees (Note 3d)	96,686	85,818
Management fees (Note 3b)	145,402	125,544
General Partner fees (Note 3a)	99,130	87,151
Incentive fees (Note 3b)	2,731,240	10,012,065
Professional fees	225,008	186,105
Redemptions payable to General Partner (Note 7)	25,000	50,000
Redemptions payable to Limited Partners (Note 7)	570,763	1,255,919

Total liabilities	4,627,134	18,841,859

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 736.9210 and 748.1180 Redeemable Units outstanding at December 31, 2022 and 2021, respectively	1,645,339	1,394,753
Limited Partners, Class A, 54,987.0707 and 54,425.1587 Redeemable Units outstanding at December 31, 2022 and 2021, respectively	149,662,300	124,645,209
Limited Partners, Class D, 600.0580 Redeemable Units outstanding at December 31, 2022 and 2021	1,295,117	1,089,766
Limited Partners, Class Z, 1,089.8110 and 418.7500 Redeemable Units outstanding at December 31, 2022 and 2021, respectively	2,433,245	780,696

Total partners’ capital (net asset value)	155,036,001	127,910,424

Total liabilities and partners’ capital	$159,663,135	$146,752,283

Net asset value per Redeemable Unit:
Class A	$2,721.77	$2,290.21

Class D	$2,158.32	$1,816.10

Class Z	$2,232.72	$1,864.35

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
December 31, 2022

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	80	$(134,909)	(0.09)%
Energy	566	1,904,844	1.23
Grains	817	431,164	0.28
Livestock	73	40,700	0.03
Metals	20	(20,621)	(0.01)
Softs	574	319,245	0.20

Total futures contracts purchased		2,540,423	1.64

Futures Contracts Sold
Currencies	47	(28,841)	(0.02)
Energy	449	(779,927)	(0.51)
Grains	141	(105,482)	(0.07)
Livestock	23	(2,420)	(0.00) *
Metals	41	(7,121)	(0.00) *
Softs	202	31,409	0.02

Total futures contracts sold		(892,382)	(0.58)

Net unrealized appreciation on open futures contracts		$1,648,041	1.06%

Unrealized Appreciation on Open Forward Contracts
Metals	125	$2,687,181	1.73%

Total unrealized appreciation on open forward contracts		2,687,181	1.73

Unrealized Depreciation on Open Forward Contracts
Metals	106	(2,300,415)	(1.48)

Total unrealized depreciation on open forward contracts		(2,300,415)	(1.48)

Net unrealized appreciation on open forward contracts		$386,766	0.25%

Options Purchased
Calls
Metals	68	$607,086	0.39%
Puts
Livestock	11	9,570	0.01
Metals	12	300	0.00 *

Total options purchased (premiums paid $385,463)		$616,956	0.40%

Options Written
Calls
Grains	11	$(19,635)	(0.01)%
Metals	71	(695,142)	(0.45)
Puts
Energy	3	(6,750)	(0.00) *
Grains	6	(12,078)	(0.01)
Metals	12	(300)	(0.00) *

Total options written (premiums received $484,852)		$(733,905)	(0.47)%

		Fair Value	% of Partners’ Capital
Investment in the Funds
CMF NL Master Fund LLC		$12,964,184	8.36%
CMF Drakewood Master Fund LLC		13,846,564	8.93

Total investment in the Funds		$26,810,748	17.29%

*	Due to rounding.

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

Ceres Tactical Commodity L.P.
Statements of Income and Expenses
For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Investment Income:
Interest income (Note 3c)	$1,711,586	$26,691	$234,681
Interest income allocated from the Funds (Note 3c)	337,112	11,380	62,837

Total investment income	2,048,698	38,071	297,518

Expenses:
Expenses allocated from the Funds	171,514	265,252	309,367
Clearing fees related to direct investments (Note 3c)	852,246	1,071,298	855,470
Ongoing selling agent fees (Note 3d)	1,106,049	903,744	1,318,996
Management fees (Note 3b)	1,671,236	1,316,998	1,361,440
General Partner fees (Note 3a)	1,130,236	916,641	666,898
Incentive fees (Note 3b)	6,568,293	11,419,401	2,241,270
Professional fees	471,475	434,587	318,626

Total expenses	11,971,049	16,327,921	7,072,067

Net investment loss	(9,922,351)	(16,289,850)	(6,774,549)

Trading Results:
Net gain (losses) on trading of commodity interests and investments in the Funds:
Net realized gains (losses) on closed contracts	33,409,218	18,211,530	14,839,905
Net realized gains (losses) on closed contracts allocated from the Funds	5,901,306	37,773,316	(573,110)
Net change in unrealized gains (losses) on open contracts	(5,398,962)	5,495,078	(1,421,890)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	385,426	2,197,213	735,132

Total trading results	34,296,988	63,677,137	13,580,037

Net income (loss)	$24,374,637	$47,387,287	$6,805,488

Net income (loss) per Redeemable Unit (Note 8): *
Class A	$431.56	$838.39	$107.71

Class D	$342.22	$664.83	$93.50

Class Z	$368.37	$691.92	$103.39

Weighted average Redeemable Units outstanding:
Class A	54,936.4620	54,414.5840	60,513.3041

Class D	600.0580	600.0580	600.0580

Class Z	1,602.9174	1,113.3481	1,208.2984

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2022, 2021 and 2020

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2019	$90,062,572	67,005.2267	$634,723	600.0580	$1,195,989	1,118.7550	$91,893,284	68,724.0397
Subscriptions - Limited Partners	2,670,643	1,834.1890	-	-	260,760	224.5500	2,931,403	2,058.7390
Redemptions - General Partner	-	-	-	-	(300,000)	(255.8790)	(300,000)	(255.8790)
Redemptions - Limited Partners	(17,690,739)	(12,583.3140)	-	-	-	-	(17,690,739)	(12,583.3140)
Net income (loss)	6,631,199	-	56,105	-	118,184	-	6,805,488	-

Partners’ Capital, December 31, 2020	81,673,675	56,256.1017	690,828	600.0580	1,274,933	1,087.4260	83,639,436	57,943.5857
Subscriptions - Limited Partners	10,121,560	4,927.5530	-	-	325,000	194.2000	10,446,560	5,121.7530
Redemptions - General Partner	-	-	-	-	(190,000)	(114.7580)	(190,000)	(114.7580)
Redemptions - Limited Partners	(13,372,859)	(6,758.4960)	-	-	-	-	(13,372,859)	(6,758.4960)
Net income (loss)	46,222,833	-	398,938	-	765,516	-	47,387,287	-

Partners’ Capital, December 31, 2021	124,645,209	54,425.1587	1,089,766	600.0580	2,175,449	1,166.8680	127,910,424	56,192.0847
Subscriptions - Limited Partners	12,557,500	4,842.6190	-	-	1,675,000	790.3010	14,232,500	5,632.9200
Redemptions - General Partner	-	-	-	-	(25,000)	(11.1970)	(25,000)	(11.1970)
Redemptions - Limited Partners	(11,192,915)	(4,280.7070)	-	-	(263,645)	(119.2400)	(11,456,560)	(4,399.9470)
Net income (loss)	23,652,506	-	205,351	-	516,780	-	24,374,637	-

Partners’ Capital, December 31, 2022	$149,662,300	54,987.0707	$1,295,117	600.0580	$4,078,584	1,826.7320	$155,036,001	57,413.8607

Net asset value per Redeemable Unit:
	Class A	Class D	Class Z
2020:	$1,451.82	$1,151.27	$1,172.43

2021:	$2,290.21	$1,816.10	$1,864.35

2022:	$2,721.77	$2,158.32	$2,232.72

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Notes to Financial Statements

1.	Organization:
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
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and is the trading manager (the “Trading Manager”) of NL Master (as defined below) and Drakewood Master (as defined below). The General Partner was also the Trading Manager of GSL Master (as defined below) and Aquantum Master (as defined below) prior to GSL Master’s and Aquantum Master’s respective terminations. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.
As of December 31, 2022, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Northlander Commodity Advisors LLP (“Northlander”), Drakewood Capital Management Limited (“Drakewood”) and EMC Capital Advisors, LLC (“EMC”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. On October 31, 2022, Pan Capital Management L.P. (“Pan”) ceased to act as a commodity trading advisor to the Partnership. On June 30, 2022, the Partnership fully redeemed its investment from CMF GSL Master Fund LLC (“GSL Master”). Also effective June 30, 2022, Geosol Capital, LLC (“Geosol”) ceased to act as a commodity trading advisor to the Partnership. On December 31, 2020, the Partnership fully redeemed its investment in CMF Aquantum Master Fund LLC (“Aquantum Master”). Also effective on December 31, 2020, Aquantum GmbH (“Aquantum”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. References herein to the “Advisors” may also include, as relevant, Geosol, Pan and Aquantum.
During the periods covered by this report, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
The Partnership, CMF NL Master Fund LLC (“NL Master”) and CMF Drakewood Master Fund LLC (“Drakewood Master”) have entered, and (prior to their respective terminations) GSL Master and Aquantum Master had entered, into futures brokerage account agreements with MS&Co. NL Master and Drakewood Master are collectively referred to as the “Funds.” References herein to the “Funds” may also include, as relevant, GSL Master and Aquantum Master.

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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2022, 2021 and 2020, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

f.
Partnership’s Cash
. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $
1,864,283
(cost of $1,812,172) and $162,449 (cost of $168,901) as of December 31, 2022 and 2021, respectively.

g.
Income Taxes
. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740,
“Income Taxes,”
which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are
“more-likely-than-not”
of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not
threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2019 through 2022 tax years remain subject to examination by U.S. federal and most state tax authorities.

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
Net Assets allocated to Ospraie. The Partnership pays Northlander a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end
Net Assets allocated to Northlander. The Partnership pays Drakewood a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end
Net Assets allocated to Drakewood. The Partnership pays EMC a monthly management fee equal to 1/12 of 0.60% (0.60% per year) of month-end
Net Assets allocated to EMC. Prior to its termination on October 31, 2022, Pan was paid a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end
Net Assets allocated to Pan. Prior to its termination on June 30, 2022, Geosol was paid a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end
Net Assets allocated to Geosol. Prior to its termination on December 31, 2020, Aquantum was paid a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end
Net Assets allocated to Aquantum.
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

Ceres Tactical Commodity L.P.
Notes to Financial Statements

In addition, the Partnership is obligated to pay each Advisor an incentive fee. The Partnership pays Ospraie, Northlander, Drakewood and EMC each an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in each Management Agreement, earned by the relevant Advisor for the Partnership during each calendar year. The Partnership pays Millburn an incentive fee, payable annually, equal to 27.5% of New Trading Profits, as defined in the Management Agreement, earned by Millburn for the Partnership during the calendar year. Prior to January 1, 2021, Millburn was eligible to receive an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in the Management Agreement. Prior to its termination on October 31, 2022, Pan was eligible to receive a quarterly incentive fee equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by Pan for the Partnership each quarter. Prior to its termination on June 30, 2022, Geosol was eligible to receive an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by Geosol for the Partnership each calendar year. Prior to its termination on December 31, 2020, Aquantum was eligible to receive a semi-annual incentive fee of 20% of New Trading Profits, as defined in the Management Agreement, earned by Aquantum for the Partnership each calendar half-year. An Advisor’s incentive fee is allocated proportionally to each Class based on the net asset value of the respective Class. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Each Management Agreement can be terminated upon notice by either party.
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
The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, user, give-up,
floor brokerage and National Futures Association fees (collectively, the “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited by MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2022 and 2021, the amount of cash held for margin requirements was $8,517,141 and $7,622,510, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account at the rate equal to the monthly average of the
4-week
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
“Balance Sheet,”
have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2022 and 2021 were 26,310 and 31,981, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2022 and 2021 were 992 and 1,489, respectively. The monthly average number of option contracts traded directly by the Partnership during the years ended December 31, 2022 and 2021 were 4,255 and 5,497, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.
All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds for indirect trading and allocated to the Funds’ members, including the Partnership.

Ceres Tactical Commodity L.P.
Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of December 31, 2022 and 2021, respectively.

December 31, 2022	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged *	Net Amount
Assets
Futures	$3,458,980	$(1,810,939)	$1,648,041	$-	$-	$1,648,041
Forwards	2,687,181	(2,300,415)	386,766	-	-	386,766

Total assets	$6,146,161	$(4,111,354)	$2,034,807	$-	$-	$2,034,807

Liabilities
Futures	$(1,810,939)	$1,810,939	$-	$-	$-	$-
Forwards	(2,300,415)	2,300,415	-	-	-	-

Total liabilities	$(4,111,354)	$4,111,354	$-	$-	$-	$-

Net fair value						$2,034,807	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2021				Financial Instruments	Cash Collateral Received/ Pledged *	Net Amount
Assets
Futures	$33,395,257	$(30,874,480)	$2,520,777	$-	$-	$2,520,777
Forwards	2,333,825	(2,301,327)	32,498	-	-	32,498

Total assets	$35,729,082	$(33,175,807)	$2,553,275	$-	$-	$2,553,275

Liabilities
Futures	$(30,874,480)	$30,874,480	$-	$-	$-	$-
Forwards	(2,301,327)	2,301,327	-	-	-	-

Total liabilities	$(33,175,807)	$33,175,807	$-	$-	$-	$-

Net fair value						$2,553,275	*

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of December 31, 2022 and 2021, respectively.

	December 31, 2022
Assets
Futures Contracts
Energy	$2,380,931
Grains	532,999
Livestock	62,710
Metals	6,542
Softs	475,798

Total unrealized appreciation on open futures contracts	3,458,980

Liabilities
Futures Contracts
Currencies	(163,750)
Energy	(1,256,014)
Grains	(207,317)
Livestock	(24,430)
Metals	(34,284)
Softs	(125,144)

Total unrealized depreciation on open futures contracts	(1,810,939)

Net unrealized appreciation on open futures contracts	$1,648,041	*

Assets
Forward Contracts
Metals	$2,687,181

Total unrealized appreciation on open forward contracts	2,687,181

Liabilities
Forward Contracts
Metals	(2,300,415)

Total unrealized depreciation on open forward contracts	(2,300,415)

Net unrealized appreciation on open forward contracts	$386,766	**

Assets
Options Purchased
Livestock	$9,570
Metals	607,386

Total options purchased	$616,956	***

Liabilities
Options Written
Energy	$(6,750)
Grains	(31,713)
Metals	(695,442)

Total options written	$(733,905)	****

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2022, 2021 and 2020, respectively.

Sector	2022		2021		2020
Currencies	$(287,598)		$(83,859)		$28,365
Energy	26,081,057		20,738,877		11,685,245
Grains	1,485,096		946,520		902,146
Indices	547,781		90,103		(153,769)
Livestock	55,105		(781,028)		(251,731)
Metals	(2,518,796)		1,725,808		(580,364)
Softs	2,647,611		1,070,187		1,788,123

Total	$28,010,256	*****	$23,706,608	*****	$13,418,015	*****

*****
  This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2022 and 2021, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.
Notes to Financial Statements

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,458,980	$3,458,980	$-	$-
Forwards	2,687,181	-	2,687,181	-
Options purchased	616,956	616,956	-	-

Total assets	$6,763,117	$4,075,936	$2,687,181	$-

Liabilities
Futures	$1,810,939	$1,810,939	$-	$-
Forwards	2,300,415	-	2,300,415	-
Options written	733,905	733,905	-	-

Total liabilities	$4,845,259	$2,544,844	$2,300,415	$-

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$33,395,257	$33,395,257	$-	$-
Forwards	2,333,825	-	2,333,825	-
Options purchased	11,866,605	11,866,605	-	-

Total assets	$47,595,687	$45,261,862	$2,333,825	$-

Liabilities
Futures	$30,874,480	$30,874,480	$-	$-
Forwards	2,301,327	-	2,301,327	-
Options written	7,039,257	7,039,257	-	-

Total liabilities	$40,215,064	$37,913,737	$2,301,327	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of December 31, 2022 and 2021, respectively.

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
The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2022.
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
At December 31, 2022, the Partnership owned approximately 28.6% of NL Master and 31.8% of Drakewood Master. At December 31, 2021, the Partnership owned approximately 26.0% of NL Master and 100.0% of GSL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Ceres Tactical Commodity L.P.
Notes to Financial Statements

Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	December 31, 2022
	Total Assets	Total Liabilities	Total Capital
NL Master	$47,648,689	$2,382,869	$45,265,820
Drakewood Master	45,395,672	1,898,283	43,497,389

	December 31, 2021
	Total Assets	Total Liabilities	Total Capital
GSL Master	$27,210,336	$6,284,765	$20,925,571
NL Master	50,260,292	8,006,342	42,253,950
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
GSL Master	$(49,612)	$3,221,886	$3,172,274
NL Master	445,839	12,749,845	13,195,684
Drakewood Master (a)	296,516	(1,107,864)	(811,348)

	For the year ended December 31, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
GSL Master	$(180,767)	$31,753,338	$31,572,571
NL Master	(264,783)	29,103,122	28,838,339

(a)	From May 1, 2022, commencement of operations for Drakewood Master, through December 31, 2022.

Ceres Tactical Commodity L.P.
Notes to Financial Statements

Summarized
information
reflecting the Partnership’s investments in
and
the Partnership’s
pro-rata
share of the results of operations of the Funds is shown in the following tables:

	December 31, 2022		For the year ended December 31, 2022
	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
GSL Master	-%	$-	$3,254,806	$29,730	$52,803	$3,172,273	Commodity Portfolio	Monthly
NL Master	8.36%	12,964,184	3,497,469	20,694	14,519	3,462,256	Commodity Portfolio	Monthly

Drakewood Master (a)	8.93%	13,846,564	(128,431)	33,486	20,282	(182,199)	Commodity Portfolio	Monthly

		$26,810,748	$6,623,844	$83,910	$87,604	$6,452,330

	December 31, 2021		For the year ended December 31, 2021
	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
GSL Master	16.36%	$20,926,428	$31,762,143	$120,488	$69,086	$31,572,569	Commodity Portfolio	Monthly
NL Master	8.59%	10,984,329	8,219,766	60,522	15,156	8,144,088	Commodity Portfolio	Monthly

		$31,910,757	$39,981,909	$181,010	$84,242	$39,716,657

(a)	The Partnership first invested into Drakewood Master on May 1, 2022.

7.	Subscriptions, Distributions and Redemptions:
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

Ceres Tactical Commodity L.P.
Notes to Financial Statements

8.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022			2021			2020
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z **
Per Redeemable Unit Performance
(for a unit outstanding throughout the period/year): *
Net realized and unrealized gains (losses)	$607.42	$481.94	$479.03	$1,130.71	$894.58	$891.22	$217.51	$171.18	$157.53
Net investment loss	(175.86)	(139.72)	(110.66)	(292.32)	(229.75)	(199.30)	(109.80)	(77.68)	(51.64)

Increase (decrease) for the period/year	431.56	342.22	368.37	838.39	664.83	691.92	107.71	93.50	105.89
Net asset value per Redeemable Unit, beginning of period/year	2,290.21	1,816.10	1,864.35	1,451.82	1,151.27	1,172.43	1,344.11	1,057.77	1,066.54

Net asset value per Redeemable Unit, end of period/year	$2,721.77	$2,158.32	$2,232.72	$2,290.21	$1,816.10	$1,864.35	$1,451.82	$1,151.27	$1,172.43

	2022			2021			2020
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z ****
Ratios to Average Limited Partners’ Capital:
Net investment loss ***	(6.8)%	(6.8)%	(4.7)%	(14.7)%	(14.5)%	(12.3)%	(7.9)%	(7.0)%	(5.1)%

Operating expenses	3.7%	3.7%	3.1%	4.4%	4.4%	3.6%	5.6%	4.8%	4.2%
Incentive fees	4.5%	4.5%	3.5%	10.3%	10.1%	8.7%	2.6%	2.5%	1.0%

Total expenses	8.2%	8.2%	6.6%	14.7%	14.5%	12.3%	8.2%	7.3%	5.2%

Total return:
Total return before incentive fees	23.9%	23.9%	23.6%	71.9%	71.7%	71.1%	10.7%	11.5%	10.9%
Incentive fees	(5.1)%	(5.1)%	(3.8)%	(14.2)%	(14.0)%	(12.1)%	(2.7)%	(2.7)%	(1.0)%

Total return after incentive fees	18.8%	18.8%	19.8%	57.7%	57.7%	59.0%	8.0%	8.8%	9.9%

*
Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period/year. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	For the period from February 1, 2020 to December 31, 2020.

***	Interest income less total expenses.

****	Annualized (except for incentive fees) and for the period from February 1, 2020 to December 31, 2020.
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
On February 1, 2023, the Partnership allocated a portion of its assets to Opus Futures, LLC (“Opus”). Opus directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Opus’s Advanced Ag Program.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2022 and 2021 is summarized below:

	For the period from October 1, 2022 to December 31, 2022	For the period from July 1, 2022 to September 30, 2022	For the period from April 1, 2022 to June 30, 2022	For the period from January 1, 2022 to March 31, 2022
Total investment income	$1,210,903	$641,966	$172,406	$23,423
Total expenses	(2,258,197)	(1,822,192)	(3,716,961)	(4,173,699)
Total trading results	4,213,214	4,290,652	10,733,894	15,059,228

Net income (loss)	$3,165,920	$3,110,426	$7,189,339	$10,908,952

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$55.74	$54.23	$127.50	$194.09

Class D	$44.20	$43.01	$101.10	$153.91

Class Z	$49.91	$48.50	$108.10	$161.86

	For the period from October 1, 2021 to December 31, 2021	For the period from July 1, 2021 to September 30, 2021	For the period from April 1, 2021 to June 30, 2021	For the period from January 1, 2021 to March 31, 2021
Total investment income	$14,152	$11,882	$2,905	$9,132
Total expenses	(2,614,080)	(3,003,456)	(2,754,020)	(7,956,365)
Total trading results	7,958,774	9,847,519	8,853,961	37,016,883

Net income (loss)	$5,358,846	$6,855,945	$6,102,846	$29,069,650

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$95.63	$122.68	$111.21	$508.87

Class D	$75.84	$97.28	$88.18	$403.53

Class Z	$81.46	$103.06	$93.35	$414.05

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2021 could impact the operations and financial performance of the Partnership’s investments subsequent to December 31, 2022. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

On February 1, 2023, the Partnership allocated a portion of its assets to Opus Futures, LLC (“Opus”). Opus directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Opus’s Advanced Ag Program.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Brooke Lambert (Chief Financial Officer), Steven Ross (Director), Victoria Eckstein (Director) and Tatiana Segal (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

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

Patrick T. Egan, age 54, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Brooke Lambert, age 39, has been the Chief Financial Officer, Treasurer and a principal of the General Partner since May 2022. Ms. Lambert has been employed by Morgan Stanley Investment Management, a financial services firm, since July 2014, where her responsibilities include serving as a Vice President and managing the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. From July 2009 to July 2014, Ms. Lambert was employed by Morgan Stanley Smith Barney, a financial services firm, where her responsibilities included serving as a Vice President responsible for the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. Before joining Morgan Stanley, Ms. Lambert was employed by Citigroup Alternative Investments, a financial services firm, from January 2006 through July 2009, where her responsibilities included serving as an Assistant Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. Ms. Lambert earned her Bachelor of Science in Finance in May 2005 from Towson University.

Steven Ross, age 51, has been a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Victoria Eckstein, age 41, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 14, 2022. Since November 2022, Ms. Eckstein has served as Chief Operating Officer of Calvert Research and Management, an investment management company focused on responsible investments. Since December 2020, Ms. Eckstein has served as a Managing Director of Morgan Stanley Investment Management Inc. (“MSIM”), and from December 2020 to November 2022 served as Chief Operating Officer of the Solutions & Multi-Asset Group at MSIM, a collection of business units offering alpha-centric, multi-asset or multi-manager investment solutions. From December 2016 to December 2020, Ms. Eckstein served as an Executive Director of MSIM and from April 2010 to December 2016, Ms. Eckstein served as a Vice President of MSIM. From April 2010 to December 2020, Ms. Eckstein primarily managed the day-to-day non-investment functions of the Portfolio Solutions Group, a business unit offering multi-asset, multi-manager managed portfolios. From January 2007 to April 2010, Ms. Eckstein was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where her responsibilities included trade execution, portfolio analysis, external manager selection and research coverage. Ms. Eckstein received her Juris Doctorate from the Benjamin N. Cardozo School of Law in 2006 and her Bachelor of Arts, magna cum laude, from Brandeis University in 2003.

Tatiana Segal, age 54, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 1, 2022. She has also been a principal of MSIM since October 31, 2019. Ms. Segal joined MSIM as a Managing Director and Head of Risk Management in August 2019. She is responsible for risk management across MSIM business units and risk categories, including investment, operational, and franchise risk, and is a member of the Investment Management Operating Committee and a chair of the Investment Management Risk Committee. In June 2022, in addition to her original role, Tatiana was appointed as Global Head of Non-Financial Risk for Investment Management to manage existing and emergent non-financial risks across the division. She has since been appointed a member of Morgan Stanley’s NFR Steering Committee and Enterprise Controls Committee. From August 2011 to August 2019, Tatiana was a partner and Head of Risk Management at SkyBridge Capital Management, a global alternative investments firm, where she was also a member of the Manager Selection, Portfolio Allocation and Real Estate Investment Committees. Prior to joining SkyBridge in August 2011, she was a Managing Director and Chief Risk Officer at Cerberus Capital Management, LLC from January 2009 through July 2011. Before joining Cerberus, Ms. Segal was Managing Director and Chief Risk Officer for Diamond Lake Investment Group from February 2008 through September 2008. From May 2006 through January 2008, Ms. Segal was a Senior Risk Manager at Citigroup Alternative Investments, where she was responsible for independent risk oversight of a multi-billion hedge fund and fund of funds portfolio. From October 2000 through April 2006, Ms. Segal was a Director of Market Risk at Nomura Securities, Inc. Prior to joining Nomura Securities, she was Risk Manager at BNP Paribas from January 1999 through October 2000 and a Risk Manager at Goldman, Sachs & Co., Ltd. from October 1995 through January 1999. Ms. Segal started her career at BlackRock Financial Management, Inc. from January 1993 through September 1995, as a portfolio analyst within BlackRock’s Institutional Accounts Division. Ms. Segal graduated from Columbia University in January 1993 with a Bachelor’s Degree in Economics. Ms. Segal is a Co-Chair of Risk Peer Advisory Group NY for 100 Women in Finance, as well as a contributing member of the council of The Directors and Chief Risk Officers. She serves as a board member of the Tenement Museum.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2023, the Partnership knows of no persons who beneficially own more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2022:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Redeemable Units	General Partner	736.9210	40.3%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2022 and 2021 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2022 $149,976
2021 $140,977

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2022 and 2021 for professional services in connection with tax compliance, tax advice and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements:

Statements of Financial Condition at December 31, 2022 and 2021.

Condensed Schedules of Investments at December 31, 2022 and 2021.

Statements of Income and Expenses for the years ended December 31, 2022, 2021 and 2020.

Statements of Changes in Partners’ Capital for the years ended December 31, 2022, 2021 and 2020.

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

10.13

Management Agreement among the Partnership, the General Partner and Drakewood Capital Management Limited, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K on May 1, 2022 and incorporated herein by reference).

11.1

Amended and Restated Master Services Agreement, by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

99.1	Financial Statements of CMF GSL Master Fund LLC.

99.2	Financial Statements of CMF NL Master Fund LLC.

99.3	Financial Statements of CMF Drakewood Master Fund LLC.

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference:

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Extension Schema Document.

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB XBRL Taxonomy Extension Label Linkbase Document.

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

104.Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President & Director
Date: March 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Brooke Lambert	/s/ Steven Ross
Patrick T. Egan	Brooke Lambert	Steven Ross
President and Director	Chief Financial Officer	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 24, 2023	Date: March 24, 2023	Date: March 24, 2023

/s/ Victoria Eckstein	/s/ Tatiana Segal
Victoria Eckstein	Tatiana Segal
Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 24, 2023	Date: March 24, 2023

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to limited partners.

No proxy material has been sent to limited partners.