Form 10-Q
period 2023-03-31
Ceres Tactical Commodity L.P.
filed 2023-05-11
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act.

Large accelerated filer	Accelerated filer _	Non-accelerated filer X
Smaller reporting company _	Emerging growth company _
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
_
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).
Yes _     No
X
As of April 3
0, 2023, 55,332.4517 Limited Partnership Class A Redeemable Units were outstanding, 600.0580 Limited Partnership Class D Redeemable Units were outstanding and 1,104.5420 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Commodity L.P.
Statements of Financial Condition

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:

Investment in the Fund (1) , at fair value	$25,303,575	$26,810,748
Redemptions receivable from the Funds	66,959	654,211

Equity in trading account:
Unrestricted cash	116,089,987	118,776,357
Restricted cash	10,035,756	8,517,141
Foreign cash (cost $1,259,206 and $1,812,172 at March 31, 2023 and December 31, 2022, respectively)	1,320,463	1,864,283
Net unrealized appreciation on open futures contracts	1,543,973	1,648,041
Net unrealized appreciation on open forward contracts	-	386,766
Options purchased, at fair value (premiums paid $831,167 and $385,463) at March 31, 2023 and December 31, 2022, respectively)	800,118	616,956

Total equity in trading account	129,790,297	131,809,544
Interest receivable	433,402	388,632

Total assets	$155,594,233	$159,663,135

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$256,779	$-
Options written, at fair value (premiums received $1,044,350 and $484,852) at March 31, 2023 and December 31, 2022, respectively)	1,033,355	733,905
Accrued expenses:
Ongoing selling agent fees	93,884	96,686
Management fees	150,093	145,402
General Partner fees	96,210	99,130
Incentive fees	124,487	2,731,240
Professional fees	273,974	225,008
Redemptions payable to General Partner	-	25,000
Redemptions payable to Limited Partners	834,418	570,763

Total liabilities	2,863,200	4,627,134

Partners’ Capital:
General Partner, Class Z, 736.9210 Redeemable Units outstanding at March 31, 2023 and December 31, 2022	1,613,273	1,645,339
Limited Partners, Class A, 55,348.4517 and 54,987.0707 Redeemable Units outstanding at March 31, 2023 and December 31, 2022, respectively	147,432,201	149,662,300
Limited Partners, Class D, 600.0580 Redeemable Units outstanding at March 31, 2023 and December 31, 2022	1,267,489	1,295,117
Limited Partners, Class Z, 1,104.5420 and 1,089.8110 Redeemable Units outstanding at March 31, 2023 and December 31, 2022, respectively	2,418,070	2,433,245

Total partners’ capital (net asset value)	152,731,033	155,036,001

Total liabilities and partners’ capital	$155,594,233	$159,663,135

Net asset value per Redeemable Unit:
Class A	$2,663.71	$2,721.77

Class D	$2,112.28	$2,158.32

Class Z	$2,189.21	$2,232.72

(1)	Defined in Note 1.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
March 31, 2023
(Unaudited)

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	75	$163,853	0.11%
Energy	1,043	1,379,487	0.90
Grains	1,488	978,456	0.64
Livestock	180	228,318	0.15
Metals	86	106,427	0.07
Softs	639	1,032,216	0.68

Total futures contracts purchased		3,888,757	2.55

Futures Contracts Sold
Currencies	139	(78,439)	(0.05)
Energy	972	(1,058,161)	(0.70)
Grains	966	(629,434)	(0.41)
Livestock	124	(110,630)	(0.07)
Metals	124	(120,495)	(0.08)
Softs	374	(347,625)	(0.23)

Total futures contracts sold		(2,344,784)	(1.54)

Net unrealized appreciation on open futures contracts		$1,543,973	1.01%

Unrealized Appreciation on Open Forward Contracts
Metals	289	$1,283,042	0.84%

Total unrealized appreciation on open forward contracts		1,283,042	0.84

Unrealized Depreciation on Open Forward Contracts
Metals	380	(1,539,821)	(1.01)

Total unrealized depreciation on open forward contracts		(1,539,821)	(1.01)

Net unrealized depreciation on open forward contracts		$(256,779)	(0.17) %

Options Purchased
Calls
Grains	367	$249,253	0.16%
Livestock	130	153,400	0.10
Metals	12	21,201	0.01
Puts
Energy	11	39,050	0.03
Grains	130	209,625	0.14
Metals	40	127,589	0.08

Total options purchased (premiums paid $831,167)		$800,118	0.52%

Options Written
Calls
Grains	283	$(118,275)	(0.08) %
Metals	12	(21,201)	(0.01)
Softs	37	(69,046)	(0.05)
Puts
Energy	11	(20,570)	(0.01)
Grains	400	(676,713)	(0.45)
Metals	35	(127,550)	(0.08)

Total options written (premiums received $1,044,350)		$(1,033,355)	(0.68) %

		Fair Value	% of Partners Capital
Investment in the Funds
CMF NL Master Fund LLC		$11,746,940	7.69%
CMF Drakewood Master Fund LLC		13,556,635	8.88

Total investment in the Funds		$25,303,575	16.57%

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
December 31, 2022

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	80	$(134,909)	(0.09) %
Energy	566	1,904,844	1.23
Grains	817	431,164	0.28
Livestock	73	40,700	0.03
Metals	20	(20,621)	(0.01)
Softs	574	319,245	0.20

Total futures contracts purchased		2,540,423	1.64

Futures Contracts Sold
Currencies	47	(28,841)	(0.02)
Energy	449	(779,927)	(0.51)
Grains	141	(105,482)	(0.07)
Livestock	23	(2,420)	(0.00) *
Metals	41	(7,121)	(0.00) *
Softs	202	31,409	0.02

Total futures contracts sold		(892,382)	(0.58)

Net unrealized appreciation on open futures contracts		$1,648,041	1.06%

Unrealized Appreciation on Open Forward Contracts
Metals	125	$2,687,181	1.73%

Total unrealized appreciation on open forward contracts		2,687,181	1.73

Unrealized Depreciation on Open Forward Contracts
Metals	106	(2,300,415)	(1.48)

Total unrealized depreciation on open forward contracts		(2,300,415)	(1.48)

Net unrealized appreciation on open forward contracts		$386,766	0.25%

Options Purchased
Calls
Metals	68	$607,086	0.39%
Puts
Livestock	11	9,570	0.01
Metals	12	300	0.00 *

Total options purchased (premiums paid $385,463)		$616,956	0.40%

Options Written
Calls
Grains	11	$(19,635)	(0.01) %
Metals	71	(695,142)	(0.45)
Puts
Energy	3	(6,750)	(0.00) *
Grains	6	(12,078)	(0.01)
Metals	12	(300)	(0.00) *

Total options written (premiums received $484,852)		$(733,905)	(0.47) %

		Fair Value	% of Partners Capital

Investment in the Funds
CMF NL Master Fund LLC		$12,964,184	8.36%
CMF Drakewood Master Fund LLC		13,846,564	8.93

Total investment in the Funds		$26,810,748	17.29%

*    Due to rounding.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Investment Income:
Interest income	$1,277,915	$17,429
Interest income allocated from the Funds	221,138	5,994

Total investment income	1,499,053	23,423

Expenses:
Expenses allocated from the Funds	37,011	45,663
Clearing fees related to direct investments	183,235	226,515
Ongoing selling agent fees	282,593	254,969
Management fees	441,588	366,185
General Partner fees	289,654	258,895
Incentive fees	124,487	2,905,394
Professional fees	113,614	116,078

Total expenses	1,472,182	4,173,699

Net investment income (loss)	26,871	(4,150,276)

Trading Results:
Net gains (losses) on trading of commodity interests and investments in the Funds:
Net realized gains (losses) on closed contracts	(1,117,034)	(15,439,393)
Net realized gains (losses) on closed contracts allocated from the Funds	(897,780)	5,063,427
Net change in unrealized gains (losses) on open contracts	(740,961)	25,438,091
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(588,942)	(2,897)

Total trading results	(3,344,717)	15,059,228

Net income (loss)	$(3,317,846)	$10,908,952

Net income (loss) per Redeemable Unit: *
Class A	$(58.06)	$194.09

Class D	$(46.04)	$153.91

Class Z	$(43.51)	$161.86

Weighted average Redeemable Units outstanding:
Class A	55,351.7817	54,722.4877

Class D	600.0580	600.0580

Class Z	1,838.3700	1,193.6870

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2021	$124,645,209	54,425.1587	$1,089,766	600.0580	$2,175,449	1,166.8680	$127,910,424	56,192.0847
Subscriptions - Limited Partners	1,758,000	748.8100	-	-	50,000	26.8190	1,808,000	775.6290
Redemptions - Limited Partners	(1,666,126)	(687.6370)	-	-	-	-	(1,666,126)	(687.6370)
Net income (loss)	10,623,386	-	92,354	-	193,212	-	10,908,952	-

Partners’ Capital, March 31, 2022	$135,360,469	54,486.3317	$1,182,120	600.0580	$2,418,661	1,193.6870	$138,961,250	56,280.0767

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2022	$149,662,300	54,987.0707	$1,295,117	600.0580	$4,078,584	1,826.7320	$155,036,001	57,413.8607
Subscriptions - Limited Partners	3,526,279	1,306.1810	-	-	62,500	28.1400	3,588,779	1,334.3210
Redemptions - Limited Partners	(2,545,972)	(944.8000)	-	-	(29,929)	(13.4090)	(2,575,901)	(958.2090)
Net income (loss)	(3,210,406)	-	(27,628)	-	(79,812)	-	(3,317,846)	-

Partners’ Capital, March 31, 2023	$147,432,201	55,348.4517	$1,267,489	600.0580	$4,031,343	1,841.4630	$152,731,033	57,789.9727

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
As of March 31, 2023, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Northlander Commodity Advisors LLP (“Northlander”), Drakewood Capital Management Limited (“Drakewood”), EMC Capital Advisors, LLC (“EMC”) and Opus Futures, LLC (“Opus”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. On June 30, 2022, the Partnership fully redeemed its investment from CMF GSL Master Fund LLC (“GSL Master”). Also effective June 30, 2022, Geosol Capital, LLC (“Geosol”) ceased to act as a commodity trading advisor to the Partnership. Effective October 31, 2022, Pan Capital Management L.P. (“Pan”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, Pan and Geosol. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co. and are not responsible for the organization or operation of the Partnership.
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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

During the reporting periods ended March 31, 2023 and 2022, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
Opus, EMC, Millburn and Ospraie directly trade the Partnership’s assets allocated to each Advisor through managed accounts in the name of the Partnership pursuant to Opus’s Advanced Ag Program, EMC’s Commodity Program, Millburn’s Commodity Program and Ospraie’s Commodity Program, respectively.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2023 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2023 and 2022. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
10-K”)
filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2022. The December 31, 2022 information has been derived from the audited financial statements as of and for the year ended December 31, 2022.
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2023 and 2022, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.
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
Partnership’s/Funds’ Derivative Investments.
All commodity interests held by the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investmen ts in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in,
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
Partnership’s Cash
. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2023 and December 31, 2022, the amount of cash held for margin requirements was $10,035,756 and $8,517,141, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $1,320,463 (cost of $1,259,206
)

and $1,864,283 (cost of $1,812,172
)

as of March 31, 2023 and December 31, 2022, respectively.
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
for the year ended December 31, 2022.

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2023 and 2022 were as follows.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance
(for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(58.40)	$(46.32)	$(47.94)	$268.06	$212.56	$218.34
Net investment income (loss)	0.34	0.28	4.43	(73.97)	(58.65)	(56.48)

Increase (decrease) for the period	(58.06)	(46.04)	(43.51)	194.09	153.91	161.86
Net asset value per Redeemable Unit, beginning of period	2,721.77	2,158.32	2,232.72	2,290.21	1,816.10	1,864.35

Net asset value per Redeemable Unit, end of period	$2,663.71	$2,112.28	$2,189.21	$2,484.30	$1,970.01	$2,026.21

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment income (loss) ***	0.3%	0.3%	1.0%	(6.0)%	(6.0)%	(5.2)%

Operating expenses	3.6%	3.6%	2.8%	3.9%	3.9%	3.1%
Incentive fees	0.1%	0.1%	0.1%	2.2%	2.2%	2.2%

Total expenses	3.7%	3.7%	2.9%	6.1%	6.1%	5.3%

Total return:
Total return before incentive fees	(2.1)%	(2.1)%	(1.9)%	10.7%	10.7%	10.9%
Incentive fees	-%	-%	-%	(2.2)%	(2.2)%	(2.2)%

Total return after incentive fees	(2.1)%	(2.1)%	(1.9)%	8.5%	8.5%	8.7%

*
Net investment income (loss) per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

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
have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2023 and 2022 were 5,052 and 35,716, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2023 and 2022 were 1,056 and 1,063, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended March 31, 2023 and 2022 were 1,161 and 7,035, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.
All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds for indirect trading and allocated to the Funds’ members, including the Partnership.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2023 and December 31, 2022, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
March 31, 2023	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$5,006,536	$(3,462,563)	$1,543,973	$-	$-	$1,543,973
Forwards	1,283,042	(1,283,042)	-	-	-	-

Total assets	$6,289,578	$(4,745,605)	$1,543,973	$-	$-	$1,543,973

Liabilities
Futures	$(3,462,563)	$3,462,563	$-	$-	$-	$-
Forwards	(1,539,821)	1,283,042	(256,779)	-	256,779	-

Total liabilities	$(5,002,384)	$4,745,605	$(256,779)	$-	$256,779	$-

Net fair value						$1,543,973	*

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2022	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$3,458,980	$(1,810,939)	$1,648,041	$-	$-	$1,648,041
Forwards	2,687,181	(2,300,415)	386,766	-	-	386,766

Total assets	$6,146,161	$(4,111,354)	$2,034,807	$-	$-	$2,034,807

Liabilities
Futures	$(1,810,939)	$1,810,939	$-	$-	$-	$-
Forwards	(2,300,415)	2,300,415	-	-	-	-

Total liabilities	$(4,111,354)	$4,111,354	$-	$-	$-	$-

Net fair value						$2,034,807	*

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2023 and December 31, 2022, respectively.

	March 31, 2023
Assets
Futures Contracts
Currencies	$174,532
Energy	1,687,674
Grains	1,636,219
Livestock	309,322
Metals	118,675
Softs	1,080,114

Total unrealized appreciation on open futures contracts	5,006,536

Liabilities
Futures Contracts
Currencies	(89,118)
Energy	(1,366,348)
Grains	(1,287,197)
Livestock	(191,634)
Metals	(132,743)
Softs	(395,523)

Total unrealized depreciation on open futures contracts	(3,462,563)

Net unrealized appreciation on open futures contracts	$1,543,973	*

Assets
Forward Contracts
Metals	$1,283,042

Total unrealized appreciation on open forward contracts	1,283,042

Liabilities
Forward Contracts
Metals	(1,539,821)

Total unrealized depreciation on open forward contracts	(1,539,821)

Net unrealized depreciation on open forward contracts	$(256,779)	**

Assets
Options Purchased
Energy	$39,050
Grains	458,878
Livestock	153,400
Metals	148,790

Total options purchased	$800,118	***

Liabilities
Options Written
Energy	$(20,570)
Grains	(794,988)
Metals	(148,751)
Softs	(69,046)

Total options written	$(1,033,355)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
Sector	2023		2022
Currencies	$(81,925)		$(27,512)
Energy	(1,701,628)		9,910,912
Grains	(986,972)		124,887
Indices	-		226,788
Livestock	321,380		(120,222)
Metals	134,285		(1,092,615)
Softs	456,865		976,460

Total	$(1,857,995)	*****	$9,998,698	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2023 and December 31, 2022 and for the periods ended March 31, 2023 and 2022, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

March 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$5,006,536	$5,006,536	$-	$-
Forwards	1,283,042	-	1,283,042	-
Options purchased	800,118	800,118	-	-

Total assets	$7,089,696	$5,806,654	$1,283,042	$-

Liabilities
Futures	$3,462,563	$3,462,563	$-	$-
Forwards	1,539,821	-	1,539,821	-
Options written	1,033,355	1,033,355	-	-

Total liabilities	$6,035,739	$4,495,918	$1,539,821	$-

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,458,980	$3,458,980	$-	$-
Forwards	2,687,181	-	2,687,181	-
Options purchased	616,956	616,956	-	-

Total assets	$6,763,117	$4,075,936	$2,687,181	$-

Liabilities
Futures	$1,810,939	$1,810,939	$-	$-
Forwards	2,300,415	-	2,300,415	-
Options written	733,905	733,905	-	-

Total liabilities	$4,845,259	$2,544,844	$2,300,415	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of March 31, 2023 and December 31, 2022, respectively.

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
The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2023.
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
At March 31, 2023, the Partnership owned approximately 27.7% of NL Master and 30.2% of Drakewood Master. At December 31, 2022, the Partnership owned approximately 28.6% of NL Master and 31.8% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	March 31, 2023
	Total Assets	Total Liabilities	Total Capital
NL Master	$42,491,968	$144,197	$42,347,771
Drakewood Master	46,416,079	1,570,960	44,845,119

	December 31, 2022
	Total Assets	Total Liabilities	Total Capital
NL Master	$47,648,689	$2,382,869	$45,265,820
Drakewood Master	45,395,672	1,898,283	43,497,389

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$372,758	$(4,446,270)	$(4,073,512)
Drakewood Master	268,880	(853,678)	(584,798)

	For the three months ended March 31, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
GSL Master	$(29,127)	$3,293,118	$3,263,991
NL Master	(39,824)	6,608,368	6,568,544
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds is shown in the following tables:

	March 31, 2023		For the three months ended March 31, 2023
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
NL Master	7.69%	$11,746,940	$(1,117,311)	$4,541	$4,451	$(1,126,303)	Commodity Portfolio	Monthly
Drakewood Master	8.88%	13,556,635	(148,273)	22,848	5,171	(176,292)	Commodity Portfolio	Monthly

		$25,303,575	$(1,265,584)	$27,389	$9,622	$(1,302,595)

	December 31, 2022		For the three months ended March 31, 2022
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
GSL Master (a)	- %	$-	$3,297,520	$17,280	$16,249	$3,263,991	Commodity Portfolio	Monthly
NL Master	8.36%	$12,964,184	1,769,004	8,103	4,031	$1,756,870	Commodity Portfolio	Monthly
Drakewood Master (b)	8.93%	13,846,564	-	-	-	-	Commodity Portfolio	Monthly

		$26,810,748	$5,066,524	$25,383	$20,280	$5,020,861

(a)	From January 1, 2022 through June 30, 2022, the date the Partnership fully redeemed its investment in GSL Master.
(b)	The Partnership first invested into Drakewood Master on May 1, 2022.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

7.	Financial Instrument Risks:
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
Beginning in February 2022, the United States, the United Kingdom, the European Union, and a number of other nations imposed sanctions against Russia in response to Russia’s invasion of Ukraine, and these and other governments around the world may impose additional sanctions in the future as the conflict develops. The conflict and subsequent sanctions have created volatility in the price of various commodities and may have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s investments. Furthermore, uncertainties regarding the conflict between the two nations and the varying involvement of the United States and other NATO countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership and the performance of its investments or operations, and the ability of the Partnership to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia, Belarus, or Ukraine, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflict.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2023.

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

For the three months ended March 31, 2023, Partnership capital decreased 1.5% from $155,036,001 to $152,731,033. This decrease was attributable to redemptions of 944.8000 Class A limited partner Redeemable Units totaling $2,545,972, redemptions of 13.4090 Class Z limited partner Redeemable Units totaling $29,929 and net loss of $3,317,846 which was partially offset by subscriptions of 1,306.1810 Class A limited partner Redeemable Units totaling $3,526,279 and subscriptions of 28.1400 Class Z limited partner Redeemable Units totaling $62,500. Future redemptions can impact the amount of funds available for direct investments and investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2023, the net asset value per Redeemable Unit for Class A decreased 2.1% from $2,721.77 to $2,663.71 as compared to an increase of 8.5% in the first quarter of 2022. During the Partnership’s first quarter of 2023, the net asset value per Redeemable Unit for Class D decreased 2.1% from $2,158.32 to $2,112.28 as compared to an increase of 8.5% in the first quarter of 2022. During the Partnership’s first quarter of 2023, the net asset value per Redeemable Unit for Class Z decreased 1.9% from $2,232.72 to $2,189.21 as compared to an increase of 8.7% in the first quarter of 2022. The Partnership experienced a net trading loss before fees and expenses during the first quarter of 2023 of $3,344,717. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains and metals and were partially offset by gains in livestock and softs. The Partnership experienced a net trading gain before fees and expenses during the first quarter of 2022 of $15,059,228. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy and softs and were partially offset by losses in currencies, grains, livestock, and metals.

During the first quarter, the most notable losses were recorded in the energy markets from long positions in both Brent and WTI crude oil, gas oil, heating oil, and gasoline as prices for oil and the refined oil products finished the quarter lower amid an outlook for weaker demand following mild winters in the U.S. and Europe and expectations for a potential economic slowdown. These losses, as well as losses from long positions in coal futures and options on futures during January, more than offset gains from short positions in natural gas. In the grains markets, losses were incurred from positions in the soybean complex as prices moved without consistent direction throughout a majority of the quarter. Additional losses in the grains were recorded during February from long positions in corn futures as easing drought conditions in South American growing regions resulted in corn prices moving lower. In the metals markets, losses were recorded during February from long positions in copper and nickel as base metals prices fell amid the potential for an economic slowdown in coming months. Small losses were incurred in the currency markets during March from long U.S. dollar hedging positions. A portion of the Partnership’s losses for the first quarter was offset by profits recorded during March in the soft commodities sector from long positions in sugar futures as sugar prices rallied to a multi-year high amid concerns of export constrictions coming out of Brazil, the world’s largest sugar producer. Additional gains were achieved during March in the livestock markets from long positions in cattle futures as prices finished the quarter higher.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three months ended March 31, 2023 increased by $1,475,630 as compared to the corresponding period in 2022. The increase in interest income was primarily due to higher interest rates and average daily equity during the three months ended March 31, 2023 as compared to the corresponding period in 2022. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2023 decreased by $43,280 as compared to the corresponding period in 2022. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three months ended March 31, 2023 as compared to the corresponding period in 2022.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted Net Assets of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2023 increased by $27,624 as compared to the corresponding period in 2022. The increase was due to higher average adjusted net assets during the three months ended March 31, 2023 as compared to the corresponding period in 2022.

Management fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2023 increased by $75,403 as compared to the corresponding period in 2022. The increase was due to higher average net assets during the three months ended March 31, 2023 as compared to the corresponding period in 2022.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2023 increased by $30,759 as compared to the corresponding period in 2022. This increase was due to higher average net assets during the three months ended March 31, 2023 as compared to the corresponding period in 2022.

Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three months ended March 31, 2023 and 2022 resulted in incentive fees of $124,487 and $2,905,394, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

As of March 31, 2023 and December 31, 2022, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2023	March 31, 2023 (percentage of Partners’ Capital)	December 31, 2022	December 31, 2022 (percentage of Partners’ Capital)
Millburn	$53,498,055	35%	$57,437,177	37%
Ospraie	47,213,255	31%	47,510,592	31%
Northlander	11,746,940	8%	12,964,185	8%
Drakewood	13,556,636	9%	13,846,564	9%
EMC	8,638,923	6%	8,600,820	6%
Opus	13,850,619	9%	-	0%
Unallocated	4,226,605	2%	14,676,663	9%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. Northlander and Drakewood trade, and Geosol traded, the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have or had been granted limited authority to make trading decisions. Millburn, Ospraie, EMC and Opus directly trade managed accounts in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e in the managed accounts in the Partnership’s name traded by certain Advisors) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2023. As of March 31, 2023, the Partnership’s total capitalization was $152,731,033.

March 31, 2023

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$535,881	0.35%
Energy	3,325,849	2.18
Grains	3,625,719	2.37
Livestock	266,695	0.17
Metals	2,507,382	1.64
Softs	1,874,917	1.23

Total	$12,136,443	7.94%

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2022. As of December 31, 2022, the Partnership’s total capitalization was $155,036,001.

December 31, 2022

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$340,400	0.22%
Energy	4,933,385	3.18
Grains	1,807,775	1.17
Livestock	123,668	0.08
Metals	1,914,494	1.23
Softs	1,331,326	0.86

Total	$10,451,048	6.74%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds as of March 31, 2023 and December 31, 2022, and the highest, lowest and average values during the three months ended March 31, 2023 and the twelve months ended December 31, 2022. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2023 and December 31, 2022, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2023
			Three Months Ended March 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$473,341	0.31%	$608,234	$221,384	$365,939
Energy	2,610,945	1.71	4,074,864	1,806,536	3,293,470
Grains	3,625,719	2.37	6,213,199	1,187,885	3,453,214
Livestock	266,695	0.17	754,930	95,576	323,850
Metals	1,494,600	0.98	2,126,740	1,151,668	1,628,166
Softs	1,874,917	1.23	2,494,403	912,929	1,676,404

Total	$10,346,217	6.77%

*	Average of daily Values at Risk.

December 31, 2022
			Twelve Months Ended December 31, 2022
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$277,754	0.18%	$650,375	$27,610	$225,543
Energy	3,630,315	2.34	21,935,256	2,047,212	7,218,635
Grains	1,807,775	1.17	2,726,092	385,530	1,284,208
Livestock	123,668	0.08	198,121	28,270	99,482
Metals	1,151,668	0.74	2,842,004	645,208	1,493,636
Softs	1,331,326	0.86	1,801,192	439,965	1,210,242

Total	$8,322,506	5.37%

*	Annual average of daily Values at Risk.

As of March 31, 2023, NL Master’s total capitalization was $42,347,771, and the Partnership owned approximately 27.7% of NL Master. As of March 31, 2023, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to NL Master for trading) was as follows:

March 31, 2023
			Three Months Ended March 31, 2023
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Energy	$2,580,881	6.09%	$4,647,914	$1,671,787	$3,086,708

Total	$2,580,881	6.09%

*	Average of daily Values at Risk.

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

As of March 31, 2023, Drakewood Master’s total capitalization was $44,845,119, and the Partnership owned approximately 30.2% of Drakewood Master. As of March 31, 2023, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood Master for trading) was as follows:

March 31, 2023
			Three Months Ended March 31, 2023
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$207,086	0.46%	$207,086	$196,999	$206,310
Metals	3,353,583	7.48	4,460,431	2,376,417	3,649,534

Total	$3,560,669	7.94%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2022, 2021, 2020, 2019, and 2018. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2022 Audited Financial Statement.

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

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. On July 15, 2022, MS&Co. filed a motion for summary judgment. On March 1, 2023, the court granted in part and denied in part MS&Co.’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. In March 2023, both parties appealed the decision. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 Viacom Class B Common Stock offering and a $1,000 offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Firm, filed their Notices of Appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff filed a Notice of Appeal of the dismissal of Viacom and the individual Viacom defendants.

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

Item 1A.   Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 other than as disclosed in Note 7, “Financial Instrument Risks.” of the Financial Statements.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2023, there were subscriptions of 1,306.1810 Class A Redeemable Units totaling $3,526,279 and 28.1400 Class Z Redeemable Units totaling $62,500. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interest in commodity pools.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	Class Z (a) Total Number of Redeemable Units Purchased *	Class Z (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	471.5460	$2,719.21	13.4090	$2,232.02	N/A	N/A
February 1, 2023 - February 28, 2023	160.0000	$2,683.26	N/A	N/A	N/A	N/A
March 1, 2023 - March 31, 2023	313.2540	$2,663.71	N/A	N/A	N/A	N/A
	944.8000	$2,694.72	13.4090	$2,232.02

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 5. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership’s investments subsequent to March 31, 2023. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

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

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 11, 2023

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	May 11, 2023

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.