Form 10-Q
period 2023-06-30
Ceres Tactical Commodity L.P.
filed 2023-08-10
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes _     No
X
As of July 31, 2023, 54,169.1297 Limited Partnership Class A Redeemable Units were outstanding, 365.0580 Limited Partnership Class D Redeemable Units were outstanding and 398.7440 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Commodity L.P.
Statements of Financial Condition

	June 30, 2023 (Unaudited)	December 31, 2022
Assets:
Investment in the Fund (1) , at fair value	$32,838,280	$26,810,748
Redemptions receivable from the Funds	1,618,281	654,211

Equity in trading account:
Unrestricted cash	112,029,343	118,776,357
Restricted cash	5,551,248	8,517,141
Foreign cash (cost $478,090 and $1,812,172 at June 30, 2023 and December 31, 2022, respectively)	485,940	1,864,283
Net unrealized appreciation on open futures contracts	737,392	1,648,041
Net unrealized appreciation on open forward contracts	142,373	386,766
Options purchased, at fair value (premiums paid $1,199,188 and $385,463 at June 30, 2023 and December 31, 2022, respectively)	1,913,987	616,956

Total equity in trading account	120,860,283	131,809,544
Interest receivable	471,213	388,632

Total assets	$155,788,057	$159,663,135

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $809,204 and $484,852 at June 30, 2023 and December 31, 2022, respectively)	$792,092	$733,905
Accrued expenses:
Ongoing selling agent fees	94,309	96,686
Management fees	154,264	145,402
General Partner fees	96,663	99,130
Incentive fees	684,947	2,731,240
Professional fees	240,368	225,008
Redemptions payable to General Partner	-	25,000
Redemptions payable to Limited Partners	4,526,689	570,763

Total liabilities	6,589,332	4,627,134

Partners’ Capital:
General Partner, Class Z, 736.9210 Redeemable Units outstanding at June 30, 2023 and December 31, 2022	1,628,781	1,645,339
Limited Partners, Class A, 54,358.4647 and 54,987.0707 Redeemable Units outstanding at June 30, 2023 and December 31, 2022, respectively	145,911,571	149,662,300
Limited Partners, Class D, 365.0580 and 600.0580 Redeemable Units outstanding at June 30, 2023 and December 31, 2022, respectively	777,048	1,295,117
Limited Partners, Class Z, 398.7440 and 1,089.8110 Redeemable Units outstanding at June 30, 2023 and December 31, 2022, respectively	881,325	2,433,245

Total partners’ capital (net asset value)	149,198,725	155,036,001

Total liabilities and partners’ capital	$155,788,057	$159,663,135

Net asset value per Redeemable Unit:
Class A	$2,684.25	$2,721.77

Class D	$2,128.56	$2,158.32

Class Z	$2,210.25	$2,232.72

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
June 30, 2023
(Unaudited)

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	15	$7,688	0.01%
Energy	696	796,338	0.52
Grains	455	(1,132,630)	(0.76)
Livestock	257	473,735	0.32
Metals	27	(32,176)	(0.02)
Softs	261	263,216	0.18
Total futures contracts purchased		376,171	0.25
Futures Contracts Sold
Currencies	158	14,000	0.01
Energy	717	(816,401)	(0.55)
Grains	678	1,316,738	0.88
Livestock	47	(37,510)	(0.03)
Metals	158	84,865	0.06
Softs	198	(200,471)	(0.13)
Total futures contracts sold		361,221	0.24
Net unrealized appreciation on open futures contracts		$737,392	0.49%

Unrealized Appreciation on Open Forward Contracts
Metals	322	$1,078,953	0.72%
Total unrealized appreciation on open forward contracts		1,078,953	0.72
Unrealized Depreciation on Open Forward Contracts
Metals	305	(936,580)	(0.62)
Total unrealized depreciation on open forward contracts		(936,580)	(0.62)
Net unrealized appreciation on open forward contracts		$142,373	0.10%

Options Purchased
Calls
Metals	41	$91,938	0.06%
Puts
Energy	12	9,360	0.01
Grains
CORN FUTURE OPTN P @ 550 DEC 23	435	1,530,656	1.02
Livestock	174	43,500	0.03
Metals	62	238,533	0.16
Total options purchased (premiums paid $1,199,188)		$1,913,987	1.28%

Options Written
Calls
Energy	12	$(42,960)	(0.03)%
Metals	41	(91,938)	(0.06)
Puts
Energy	8	(46,400)	(0.03)
Grains	277	(314,868)	(0.21)
Metals	66	(255,793)	(0.17)
Softs	36	(40,133)	(0.03)
Total options written (premiums received $809,204)		$(792,092)	(0.53	) %

	Fair Value	% of Partners Capital
Investment in the Funds
CMF NL Master Fund LLC	$12,039,342	8.07%
CMF Drakewood Master Fund LLC	20,798,938	13.94
Total investment in the Funds	$32,838,280	22.01%

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
December 31, 2022

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	80	$(134,909)	(0.09	) %
Energy	566	1,904,844	1.23
Grains	817	431,164	0.28
Livestock	73	40,700	0.03
Metals	20	(20,621)	(0.01)
Softs	574	319,245	0.20
Total futures contracts purchased		2,540,423	1.64
Futures Contracts Sold
Currencies	47	(28,841)	(0.02)
Energy	449	(779,927)	(0.51)
Grains	141	(105,482)	(0.07)
Livestock	23	(2,420)	(0.00	) *
Metals	41	(7,121)	(0.00	) *
Softs	202	31,409	0.02
Total futures contracts sold		(892,382)	(0.58)
Net unrealized appreciation on open futures contracts		$1,648,041	1.06%

Unrealized Appreciation on Open Forward Contracts
Metals	125	$2,687,181	1.73%
Total unrealized appreciation on open forward contracts		2,687,181	1.73
Unrealized Depreciation on Open Forward Contracts
Metals	106	(2,300,415)	(1.48)
Total unrealized depreciation on open forward contracts		(2,300,415)	(1.48)
Net unrealized appreciation on open forward contracts		$386,766	0.25%

Options Purchased
Calls
Metals	68	$607,086	0.39%
Puts
Livestock	11	9,570	0.01
Metals	12	300	0.00	*
Total options purchased (premiums paid $385,463)		$616,956	0.40%

Options Written
Calls
Grains	11	$(19,635)	(0.01)%
Metals	71	(695,142)	(0.45)
Puts
Energy	3	(6,750)	(0.00)	*
Grains	6	(12,078)	(0.01)
Metals	12	(300)	(0.00	) *
Total options written (premiums received $484,852)		$(733,905)	(0.47	) %

	Fair Value	% of Partners Capital
Investment in the Funds
CMF NL Master Fund LLC	$12,964,184	8.36%
CMF Drakewood Master Fund LLC	13,846,564	8.93
Total investment in the Funds	$26,810,748	17.29%

*	Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Investment Income:
Interest income	$1,342,380	$118,960	$2,620,295	$136,389
Interest income allocated from the Funds	300,612	53,446	521,750	59,440

Total investment income	1,642,992	172,406	3,142,045	195,829

Expenses:
Expenses allocated from the Funds	38,835	70,651	75,846	116,314
Clearing fees related to direct investments	202,748	220,109	385,983	446,624
Ongoing selling agent fees	282,132	278,190	564,725	533,159
Management fees	454,776	424,088	896,364	790,273
General Partner fees	289,137	283,758	578,791	542,653
Incentive fees	560,460	2,318,477	684,947	5,223,871
Professional fees	112,797	121,688	226,411	237,766

Total expenses	1,940,885	3,716,961	3,413,067	7,890,660

Net investment income (loss)	(297,893)	(3,544,555)	(271,022)	(7,694,831)

Trading Results:
Net gains (losses) on trading of commodity interests and investments in the Funds:
Net realized gains (losses) on closed contracts	1,340,072	(27,958,221)	223,038	(43,397,614)
Net realized gains (losses) on closed contracts allocated from the Funds	(1,022,193)	(85,608)	(1,919,973)	4,977,819
Net change in unrealized gains (losses) on open contracts	291,129	37,377,237	(449,832)	62,815,328
Net change in unrealized gains (losses) on open contracts allocated from the Funds	873,255	1,400,486	284,313	1,397,589

Total trading results	1,482,263	10,733,894	(1,862,454)	25,793,122

Net income (loss)	$1,184,370	$7,189,339	$(2,133,476)	$18,098,291

Net income (loss) per Redeemable Unit: *

Class A	$20.54	$127.50	$(37.52)	$321.59

Class D	$16.28	$101.10	$(29.76)	$255.01

Class Z	$21.04	$108.10	$(22.47)	$269.96

Weighted average Redeemable Units outstanding:

Class A	55,341.3217	55,039.4694	55,346.5517	54,880.9785

Class D	600.0580	600.0580	600.0580	600.0580

Class Z	1,841.4630	1,518.1417	1,839.9165	1,355.9143

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Changes in Partners’ Capital
For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2021	$124,645,209	54,425.1587	$1,089,766	600.0580	$2,175,449	1,166.8680	$127,910,424	56,192.0847
Subscriptions - Limited Partners	4,380,000	1,768.7600	-	-	1,075,000	513.5010	5,455,000	2,282.2610
Redemptions - Limited Partners	(4,883,128)	(1,920.4540)	-	-	-	-	(4,883,128)	(1,920.4540)
Net income (loss)	17,609,289	-	153,022	-	335,980	-	18,098,291	-

Partners’ Capital, June 30, 2022	$141,751,370	54,273.4647	$1,242,788	600.0580	$3,586,429	1,680.3690	$146,580,587	56,553.8917

Partners’ Capital, March 31, 2022	$135,360,469	54,486.3317	$1,182,120	600.0580	$2,418,661	1,193.6870	$138,961,250	56,280.0767
Subscriptions - Limited Partners	2,622,000	1,019.9500	-	-	1,025,000	486.6820	3,647,000	1,506.6320
Redemptions - Limited Partners	(3,217,002)	(1,232.8170)	-	-	-	-	(3,217,002)	(1,232.8170)
Net income (loss)	6,985,903	-	60,668	-	142,768	-	7,189,339	-

Partners’ Capital, June 30, 2022	$141,751,370	54,273.4647	$1,242,788	600.0580	$3,586,429	1,680.3690	$146,580,587	56,553.8917

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2022	$149,662,300	54,987.0707	$1,295,117	600.0580	$4,078,584	1,826.7320	$155,036,001	57,413.8607
Subscriptions - Limited Partners	4,417,119	1,639.2120	-	-	62,500	28.1400	4,479,619	1,667.3520
Redemptions - Limited Partners	(6,093,288)	(2,267.8180)	(500,212)	(235.0000)	(1,589,919)	(719.2070)	(8,183,419)	(3,222.0250)
Net income (loss)	(2,074,560)	-	(17,857)	-	(41,059)	-	(2,133,476)	-

Partners’ Capital, June 30, 2023	$145,911,571	54,358.4647	$777,048	365.0580	$2,510,106	1,135.6650	$149,198,725	55,859.1877

Partners’ Capital, March 31, 2023	$147,432,201	55,348.4517	$1,267,489	600.0580	$4,031,343	1,841.4630	$152,731,033	57,789.9727
Subscriptions - Limited Partners	890,840	333.0310	-	-	-	-	890,840	333.0310
Redemptions - Limited Partners	(3,547,316)	(1,323.0180)	(500,212)	(235.0000)	(1,559,990)	(705.7980)	(5,607,518)	(2,263.8160)
Net income (loss)	1,135,846	-	9,771	-	38,753	-	1,184,370	-

Partners’ Capital, June 30, 2023	$145,911,571	54,358.4647	$777,048	365.0580	$2,510,106	1,135.6650	$149,198,725	55,859.1877

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
As of June 30, 2023, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Northlander Commodity Advisors LLP (“Northlander”), Drakewood Capital Management Limited (“Drakewood”), EMC Capital Advisors, LLC (“EMC”) and Opus Futures, LLC (“Opus”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. On June 30, 2022, the Partnership fully redeemed its investment from CMF GSL Master Fund LLC (“GSL Master”). Also effective June 30, 2022, Geosol Capital, LLC (“Geosol”) ceased to act as a commodity trading advisor to the Partnership. Effective October 31, 2022, Pan Capital Management L.P. (“Pan”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, Pan and Geosol. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co. and are not responsible for the organization or operation of the Partnership.
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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

During the reporting periods ended June 30, 2023 and 2022, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2023 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2023 and 2022. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2023 and 2022, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.
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
Partnership’s Cash
. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2023 and December 31, 2022, the amount of cash held for margin requirements was $5,551,248 and $8,517,141, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $485,940 (cost of $478,090) and $1,864,283 (cost of $1,812,172) as of June 30, 2023 and December 31, 2022, respectively.
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
for the year ended December 31, 2022.

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2023 and 2022 were as follows.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022			Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$25.87	$20.51	$21.27	$190.16	$150.90	$151.68	$(32.53)	$(25.81)	$(26.67)	$458.18	$363.46	$368.48
Net investment income (loss)	(5.33)	(4.23)	(0.23)	(62.66)	(49.80)	(43.58)	(4.99)	(3.95)	4.20	(136.59)	(108.45)	(98.52)

Increase (decrease) for the period	20.54	16.28	21.04	127.50	101.10	108.10	(37.52)	(29.76)	(22.47)	321.59	255.01	269.96
Net asset value per Redeemable Unit, beginning of period	2,663.71	2,112.28	2,189.21	2,484.30	1,970.01	2,026.21	2,721.77	2,158.32	2,232.72	2,290.21	1,816.10	1,864.35

Net asset value per Redeemable Unit, end of period	$2,684.25	$2,128.56	$2,210.25	$2,611.80	$2,071.11	$2,134.31	$2,684.25	$2,128.56	$2,210.25	$2,611.80	$2,071.11	$2,134.31

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022			Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment income (loss) ***	0.3%	0.3%	1.3%	(5.0)%	(5.0)%	(4.3)%	0.1%	0.1%	0.9%	(7.4)%	(7.4)%	(6.2)%

Operating expenses	3.7%	4.0%	3.4%	3.9%	3.9%	3.5%	3.6%	3.8%	3.1%	3.9%	3.9%	3.2%
Incentive fees	0.4%	0.4%	0.4%	1.6%	1.6%	1.4%	0.4%	0.5%	0.5%	3.8%	3.8%	3.3%

Total expenses	4.1%	4.4%	3.8%	5.5%	5.5%	4.9%	4.0%	4.3%	3.6%	7.7%	7.7%	6.5%

Total return:
Total return before incentive fees	1.1%	1.1%	1.3%	6.8%	6.8%	6.6%	(0.9)%	(0.9)%	(0.6)%	18.1%	18.1%	17.9%
Incentive fees	(0.3)%	(0.3)%	(0.3)%	(1.7)%	(1.7)%	(1.3)%	(0.5)%	(0.5)%	(0.4)%	(4.1)%	(4.1)%	(3.4)%

Total return after incentive fees	0.8%	0.8%	1.0%	5.1%	5.1%	5.3%	(1.4)%	(1.4)%	(1.0)%	14.0%	14.0%	14.5%

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
have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2023 and 2022 were 4,987 and 33,662, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2023 and 2022 were 5,020 and 34,689, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2023 and 2022 were 905 and 775, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2023 and 2022 were 981 and 919, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended June 30, 2023 and 2022 were 1,651 and 6,095, respectively. The monthly average number of option contracts traded directly by the Partnership during the six months ended June 30, 2023 and 2022 were 1,406 and 6,565, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.
All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds for indirect trading and allocated to the Funds’ members, including the Partnership.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2023 and December 31, 2022, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2023				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$3,555,144	$(2,817,752)	$737,392	$-	$-	$737,392
Forwards	1,078,953	(936,580)	142,373	-	-	142,373

Total assets	$4,634,097	$(3,754,332)	$879,765	$-	$-	$879,765

Liabilities
Futures	$(2,817,752)	$2,817,752	$-	$-	$-	$-
Forwards	(936,580)	936,580	-	-	-	-

Total liabilities	$(3,754,332)	$3,754,332	$-	$-	$-	$-

Net fair value						$879,765	*

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2022				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$3,458,980	$(1,810,939)	$1,648,041	$-	$-	$1,648,041
Forwards	2,687,181	(2,300,415)	386,766	-	-	386,766

Total assets	$6,146,161	$(4,111,354)	$2,034,807	$-	$-	$2,034,807

Liabilities
Futures	$(1,810,939)	$1,810,939	$-	$-	$-	$-
Forwards	(2,300,415)	2,300,415	-	-	-	-

Total liabilities	$(4,111,354)	$4,111,354	$-	$-	$-	$-

Net fair value						$2,034,807	*

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023
Assets
Futures Contracts
Currencies	$35,311
Energy	886,697
Grains	1,494,362
Livestock	475,555
Metals	140,440
Softs	522,779

Total unrealized appreciation on open futures contracts	3,555,144

Liabilities
Futures Contracts
Currencies	(13,623)
Energy	(906,760)
Grains	(1,310,254)
Livestock	(39,330)
Metals	(87,751)
Softs	(460,034)

Total unrealized depreciation on open futures contracts	(2,817,752)

Net unrealized appreciation on open futures contracts	$737,392	*

Assets
Forward Contracts
Metals	$1,078,953

Total unrealized appreciation on open forward contracts	1,078,953

Liabilities
Forward Contracts
Metals	(936,580)

Total unrealized depreciation on open forward contracts	(936,580)

Net unrealized appreciation on open forward contracts	$142,373	**

Assets
Options Purchased
Energy	$9,360
Grains	1,530,656
Livestock	43,500
Metals	330,471

Total options purchased	$1,913,987	***

Liabilities
Options Written
Energy	$(89,360)
Grains	(314,868)
Metals	(347,731)
Softs	(40,133)

Total options written	$(792,092)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2023		2022		2023		2022
Currencies	$(138,655)		$(241,649)		$(220,580)		$(269,161)
Energy	(1,510,665)		8,271,301		(3,212,293)		18,182,213
Grains	298,980		1,212,094		(687,992)		1,336,981
Indices	-		194,862		-		421,650
Livestock	1,338,841		149,908		1,660,221		29,686
Metals	159,058		(123,938)		293,343		(1,216,553)
Softs	1,483,642		(43,562)		1,940,507		932,898

Total	$1,631,201	*****	$9,419,016	*****	$(226,794)	*****	$19,417,714	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2023 and December 31, 2022 and for the periods ended June 30, 2023 and 2022, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

June 30, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,555,144	$3,555,144	$-	$-
Forwards	1,078,953	-	1,078,953	-
Options purchased	1,913,987	1,913,987	-	-

Total assets	$6,548,084	$5,469,131	$1,078,953	$-

Liabilities
Futures	$2,817,752	$2,817,752	$-	$-
Forwards	936,580	-	936,580	-
Options written	792,092	792,092	-	-

Total liabilities	$4,546,424	$3,609,844	$936,580	$-

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,458,980	$3,458,980	$-	$-
Forwards	2,687,181	-	2,687,181	-
Options purchased	616,956	616,956	-	-

Total assets	$6,763,117	$4,075,936	$2,687,181	$-

Liabilities
Futures	$1,810,939	$1,810,939	$-	$-
Forwards	2,300,415	-	2,300,415	-
Options written	733,905	733,905	-	-

Total liabilities	$4,845,259	$2,544,844	$2,300,415	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of June 30, 2023 and December 31, 2022, respectively.

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
The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2023.
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
At June 30, 2023, the Partnership owned approximately 27.6% of NL Master and 38.9% of Drakewood Master. At December 31, 2022, the Partnership owned approximately 28.6% of NL Master and 31.8% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	June 30, 2023
	Total Assets	Total Liabilities	Total Capital
NL Master	$43,517,964	$132,722	$43,385,242
Drakewood Master	56,416,107	3,125,483	53,290,624

	December 31, 2022
	Total Assets	Total Liabilities	Total Capital
NL Master	$47,648,689	$2,382,869	$45,265,820
Drakewood Master	45,395,672	1,898,283	43,497,389

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$432,129	$953,963	$1,386,092
Drakewood Master	373,072	(889,597)	(516,525)

	For the six months ended June 30, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$804,887	$(3,492,307)	$(2,687,420)
Drakewood Master	641,952	(1,743,275)	(1,101,323)

	For the three months ended June 30, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
GSL Master	$(20,485)	$(71,232)	$(91,717)
NL Master	17,036	7,158,232	7,175,268
Drakewood Master (a)	(6,189)	(2,129,915)	(2,136,104)

	For the six months ended June 30, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
GSL Master	$(49,612)	$3,221,886	$3,172,274
NL Master	(22,788)	13,766,600	13,743,812
Drakewood Master (a)	(6,189)	(2,129,915)	(2,136,104)

(a)	From May 1, 2022, commencement of operations for Drakewood Master, through June 30, 2022.
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds is shown in the following tables:

	June 30, 2023		For the three months ended June 30, 2023
	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
NL Master	8.07%	$12,039,342	$393,990	$6,335	$4,470	$383,185	Commodity Portfolio	Monthly
Drakewood Master	13.94%	20,798,938	(242,316)	21,636	6,394	(270,346)	Commodity Portfolio	Monthly

		$32,838,280	$151,674	$27,971	$10,864	$112,839

	June 30, 2023		For the six months ended June 30, 2023
	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
NL Master	8.07%	$12,039,342	$(723,321)	$10,876	$8,921	$(743,118)	Commodity Portfolio	Monthly
Drakewood Master	13.94%	20,798,938	(390,589)	44,484	11,565	(446,638)	Commodity Portfolio	Monthly

		$32,838,280	$(1,113,910)	$55,360	$20,486	$(1,189,756)

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

	December 31, 2022		For the three months ended June 30, 2022
	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
GSL Master (a)	-%	$-	$(42,714)	$12,450	$36,554	$(91,718)	Commodity Portfolio	Monthly
NL Master	8.36%	12,964,184	1,989,873	4,338	4,240	1,981,295	Commodity Portfolio	Monthly
Drakewood Master (b)	8.93%	13,846,564	(578,835)	8,358	4,711	(591,904)	Commodity Portfolio	Monthly

		$26,810,748	$1,368,324	$25,146	$45,505	$1,297,673

	December 31, 2022		For the six months ended June 30, 2022
	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
GSL Master (a)	-%	$-	$3,254,806	$29,730	$52,803	$3,172,273	Commodity Portfolio	Monthly
NL Master	8.36%	12,964,184	3,758,877	12,441	8,271	3,738,165	Commodity Portfolio	Monthly
Drakewood Master (b)	8.93%	13,846,564	(578,835)	8,358	4,711	(591,904)	Commodity Portfolio	Monthly

		$26,810,748	$6,434,848	$50,529	$65,785	$6,318,534

(a)	From January 1, 2022 through June 30, 2022, the date the Partnership fully redeemed its investment in GSL Master.
(b)	The Partnership first invested into Drakewood Master on May 1, 2022.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

7.	Financial Instrument Risks:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2023.

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

For the six months ended June 30, 2023, Partnership capital decreased 3.8% from $155,036,001 to $149,198,725. This decrease was attributable to redemptions of 2,267.8180 Class A limited partner Redeemable Units totaling $6,093,288, redemptions of 235.0000 Class D limited partner Redeemable Units totaling $500,212, redemptions of 719.2070 Class Z limited partner Redeemable Units totaling $1,589,919 and net loss of $2,133,476 which was partially offset by subscriptions of 1,639.2120 Class A limited partner Redeemable Units totaling $4,417,119 and subscriptions of 28.1400 Class Z limited partner Redeemable Units totaling $62,500. Future redemptions can impact the amount of funds available for direct investments and investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2023, the net asset value per Redeemable Unit for Class A increased 0.8% from $2,663.71 to $2,684.25 as compared to an increase of 5.1% in the second quarter of 2022. During the Partnership’s second quarter of 2023, the net asset value per Redeemable Unit for Class D increased 0.8% from $2,112.28 to $2,128.56 as compared to an increase of 5.1% in the second quarter of 2022. During the Partnership’s second quarter of 2023, the net asset value per Redeemable Unit for Class Z increased 1.0% from $2,189.21 to $2,210.25 as compared to an increase of 5.3% in the second quarter of 2022. The Partnership experienced a net trading gain before fees and expenses during the second quarter of 2023 of $1,482,263. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in grains, livestock, metals and softs and were partially offset by losses in currencies and energy. The Partnership experienced a net trading gain before fees and expenses during the second quarter of 2022 of $10,733,894. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains and livestock and were partially offset by losses in currencies, metals and softs.

During the second quarter, the Partnership’s most significant gains for the second quarter were recorded in the soft commodities markets from long positions in sugar futures as prices climbed to an 11-year high in April amid adverse weather in key growing regions and supply tightness. Further gains in the soft commodities were recorded from long positions in coffee futures during April and short positions in coffee futures during May and June. In the livestock markets, long positioning in live cattle futures and options was profitable for all three months of the quarter as tight supplies and steady demand pushed prices higher. In the metals, the most notable gains were achieved from short positions in nickel, zinc, and aluminum during May as industrial metals prices trended lower amid a drop in global demand. Further gains were recorded in the grains markets during May from trading in corn futures and options positions. A portion of the Partnership’s overall gains for the quarter was offset by losses incurred from futures and options positions in Brent crude oil and West Texas Intermediate (“WTI”) crude oil as oil prices moved in a volatile manner throughout most of June. Small losses were recorded in the currency markets during June from short positions in the Canadian dollar versus the U.S. dollar.

During the Partnership’s six month ended June 30, 2023, the net asset value per Redeemable Unit for Class A decreased 1.4% from $2,721.77 to $2,684.25 as compared to an increase of 14.0% during the six months ended June 30, 2022. During the Partnership’s six months ended June 30, 2023, the net asset value per Redeemable Unit for Class D decreased 1.4% from $2,158.32 to $2,128.56 as compared to an increase of 14.0% during the six months ended June 30, 2022. During the Partnership’s six months ended June 30, 2023, the net asset value per Redeemable Unit for Class Z decreased 1.0% from $2,232.72 to $2,210.25 as compared to an increase of 14.5% during the six months ended June 30, 2022. The Partnership experienced a net trading loss before fees and expenses for the six months ended June 30, 2023 of $1,862,454. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy and grains and were partially offset by gains in livestock, metals and softs. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2022 of $25,793,122. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, livestock and softs and were partially offset by losses in currencies and metals.

During the first six months of the year, the Partnership’s most notable trading losses for the quarter were experienced in the energy sector during the first quarter from long positions in both Brent and WTI crude oil, gas oil, heating oil, and gasoline as prices for oil and the refined oil products finished the first quarter lower amid an outlook for weaker demand. Losses were also recorded in Brent and WTI crude oil during the second quarter as oil prices moved in volatile directionless manner throughout most of June. These losses, as well as losses from long positions in coal futures and options on futures during January, more than offset gains from short positions in natural gas for the period of January through May. In the grains markets, losses were incurred from positions in the soybean complex as prices moved without consistent direction throughout a majority of the first six months of the year. Small losses were incurred in the currency markets during a majority of the first half of the year due primarily to positions in the Canadian dollar and U.S. dollar Index. The Partnership’s trading losses for the first six months of the year was offset by profits recorded in soft commodities from long positions in sugar futures during March and April as sugar prices rallied to a multi-year high amid supply concerns, particularly for exports out of Brazil. Further gains in the soft commodities were recorded in coffee during the second quarter and in cocoa during both the first and second quarters. In the livestock markets, long positioning in live cattle futures and options was profitable from March through June as tight supplies and steady demand pushed prices higher. In the metals, small gains were recorded due to short positions in silver futures during February and short positions in nickel, zinc, and aluminum futures during May.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and six months ended June 30, 2023 increased by $1,470,586 and $2,946,216, respectively, as compared to the corresponding periods in 2022. The increase in interest income was primarily due to higher interest rates and average daily equity during the three and six months ended June 30, 2023 as compared to the corresponding periods in 2022. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2023 decreased by $17,361 and $60,641, respectively, as compared to the corresponding periods in 2022. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and six months ended June 30, 2023 as compared to the corresponding periods in 2022.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted Net Assets of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2023 increased by $3,942 and $31,566, respectively, as compared to the corresponding periods in 2022. The increase was due to higher average adjusted net assets during the three and six months ended June 30, 2023 as compared to the corresponding periods in 2022.

Management fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2023 increased by $30,688 and $106,091, respectively, as compared to the corresponding periods in 2022. The increase was due to higher average net assets during the three and six months ended June 30, 2023 as compared to the corresponding periods in 2022.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2023 increased by $5,379 and $36,138, respectively, as compared to the corresponding periods in 2022. This increase was due to higher average net assets during the three and six months ended June 30, 2023 as compared to the corresponding periods in 2022.

Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three and six months ended June 30, 2023 resulted in incentive fees of $560,460 and $684,947, respectively. Trading performance for the three and six months ended June 30, 2022 resulted in incentive fees of $2,318,477 and $5,223,871, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

As of June 30, 2023 and March 31, 2023, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

		June 30, 2023		March 31, 2023
		(percentage of		(percentage of
Advisor	June 30, 2023	Partners’ Capital)	March 31, 2023	Partners’ Capital)
Millburn	$45,916,430	30%	$53,498,055	35%
Ospraie	41,234,628	28%	47,213,255	31%
Northlander	12,039,341	8%	11,746,940	8%
Drakewood	20,798,938	14%	13,556,636	9%
EMC	9,859,892	7%	8,638,923	6%
Opus	18,130,285	12%	13,850,619	9%
Unallocated	1,219,211	1%	4,226,605	2%

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2023. As of June 30, 2023, the Partnership’s total capitalization was $149,198,725.

	June 30, 2023
			% of Total
Market Sector		Value at Risk	Capitalization
Currencies		$410,453	0.28%
Energy		1,659,381	1.11
Grains		980,545	0.66
Livestock		447,072	0.30
Metals		3,538,310	2.36
Softs		891,242	0.60

Total		$7,927,003	5.31%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds as of June 30, 2023 and December 31, 2022, and the highest, lowest and average values during the three months ended June 30, 2023 and the twelve months ended December 31, 2022. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2023 and December 31, 2022, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

		June 30, 2023
			Three Months Ended June 30, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$368,390	0.25%	$811,963	$345,452	$495,387
Energy	1,195,974	0.80	3,025,212	1,195,974	2,171,719
Grains	980,545	0.66	4,423,040	634,659	3,096,104
Livestock	447,072	0.30	447,072	114,950	251,724
Metals	1,844,690	1.24	2,518,030	1,318,929	1,839,524
Softs	891,242	0.60	2,869,817	891,242	1,950,195

Total	$5,727,913	3.85%

*      Average of daily Values at Risk.

		December 31, 2022
			Twelve Months Ended December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$277,754	0.18%	$650,375	$27,610	$225,543
Energy	3,630,315	2.34	21,935,256	2,047,212	7,218,635
Grains	1,807,775	1.17	2,726,092	385,530	1,284,208
Livestock	123,668	0.08	198,121	28,270	99,482
Metals	1,151,668	0.74	2,842,004	645,208	1,493,636
Softs	1,331,326	0.86	1,801,192	439,965	1,210,242

Total	$8,322,506	5.37%

*      Annual average of daily Values at Risk.

As of June 30, 2023, NL Master’s total capitalization was $43,385,242, and the Partnership owned approximately 27.6% of NL Master. As of June 30, 2023, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to NL Master for trading) was as follows:

		June 30, 2023
			Three Months Ended June 30, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$1,679,011	3.87%	$2,568,648	$832,520	$1,610,008

Total	$1,679,011	3.87%

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

As of June 30, 2023, Drakewood Master’s total capitalization was $53,290,624, and the Partnership owned approximately 38.9% of Drakewood Master. As of June 30, 2023, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood Master for trading) was as follows:

		June 30, 2023
			Three Months Ended June 30, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$108,130	0.20%	$207,086	$108,130	$158,415
Metals	4,353,779	8.17	5,377,400	3,057,197	4,338,450

Total	$4,461,909	8.37%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, as well as being subject to regulatory investigations arising in connection with its activities as a financial services institution. Certain of the actual or threatened legal actions include claims for substantial penalties, compensatory and/or punitive damages or claims for indeterminate amounts of penalties or damages.

Each of Morgan Stanley and MS&Co. is also involved, from time to time, other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding MS&Co.’s business, and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital market activities, financial products or offerings sponsored, underwritten or sold by MS&Co., wealth and investment management services, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions, limitations on our ability to conduct certain business, or other relief.

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

Regulatory and Governmental Matters.

The Company has been responding to requests for information from the Enforcement Division of the U.S. Securities and Exchange Commission and the United States Attorney’s Office for the Southern District of New York in connection with their investigations into various aspects of the Company’s blocks business, certain related sales and trading practices, and applicable controls (the “Investigations”). The Investigations are focused on whether the Company and/or its employees shared and/or used information regarding impending block transactions in violation of federal securities laws and regulations. The Company continues to cooperate with, and remains engaged in discussions regarding the potential resolution of, the Investigations. There can be no assurance that these discussions and continuing engagement will lead to resolution of either matter. The Company also faces potential civil liability arising from claims that have been or may be asserted by, among others, block transaction participants who contend they were harmed or disadvantaged including, among other things, as a result of a share price decline allegedly caused by the activities of the Company and/or its employees, or as a result of the Company’s and/or its employees’ failure to adhere to applicable laws and regulations. In addition, the Company has responded to demands from shareholders under Section 220 of the Delaware General Corporation Law for books and records concerning the Investigations.

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

Beginning in February of 2016, the Firm was named as a defendant in multiple purported antitrust actions now consolidated into a single proceeding in the United States District Court for the SDNY styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of two swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. A decision on plaintiffs’ motion for class certification is pending.

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

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the Southern District of New York (“SDNY”) styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court. On May 20, 2023, the Firm reached an agreement in principle to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 other than as disclosed in Note 7, “Financial Instrument Risks.” of the Financial Statements and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2023, there were subscriptions of 333.0310 Class A Redeemable Units totaling $890,840. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interest in commodity pools.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	Class D (a) Total Number of Redeemable Units Purchased *	Class D (b) Average Price Paid per Redeemable Unit **	Class Z (a) Total Number of Redeemable Units Purchased *	Class Z (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	16.0000	$2,677.89	N/A	N/A	N/A	N/A	N/A	N/A
May 1, 2023 - May 31, 2023	388.1440	$2,674.22	N/A	N/A	N/A	N/A	N/A	N/A
June 1, 2023 - June 30, 2023	918.8740	$2,684.25	235.0000	$2,128.56	705.7980	$2,210.25	N/A	N/A
	1,323.0180	$2,681.23	235.0000	$2,128.56	705.7980	$2,210.25

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

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 10, 2023

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	August 10, 2023

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.