Form 10-Q
period 2023-09-30
Ceres Tactical Commodity L.P.
filed 2023-11-09
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No

X
As of October 31, 2023, 53,570.3347 Limited Partnership Class A Redeemable Units were outstanding, 100.0580 Limited Partnership Class D Redeemable Units were outstanding and 488.2370 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Commodity L.P.
Statements of Financial Condition

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:

Investment in the Fund (1) , at fair value	$29,837,616	$26,810,748
Redemptions receivable from the Funds	831,553	654,211

Equity in trading account:
Unrestricted cash	113,966,368	118,776,357
Restricted cash	10,151,240	8,517,141
Foreign cash (cost $633,737 and $1,812,172 at September 30, 2023 and December 31, 2022, respectively)	615,154	1,864,283
Net unrealized appreciation on open futures contracts	705,043	1,648,041
Net unrealized appreciation on open forward contracts	111,816	386,766
Options purchased, at fair value (premiums paid $570,496 and $385,463 at September 30, 2023 and December 31, 2022, respectively)	120,214	616,956

Total equity in trading account	125,669,835	131,809,544
Interest receivable	496,268	388,632

Total assets	$156,835,272	$159,663,135

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $619,432 and $484,852 at September 30, 2023 and December 31, 2022, respectively)	$262,762	$733,905
Accrued expenses:
Ongoing selling agent fees	96,085	96,686
Management fees	153,625	145,402
General Partner fees	97,637	99,130
Incentive fees	927,772	2,731,240
Professional fees	257,679	225,008
Redemptions payable to General Partner	-	25,000
Redemptions payable to Limited Partners	1,457,921	570,763

Total liabilities	3,253,481	4,627,134

Partners’ Capital:
General Partner, Class Z, 736.9210 Redeemable Units outstanding at September 30, 2023 and December 31, 2022	1,705,804	1,645,339
Limited Partners, Class A, 53,654.7557 and 54,987.0707 Redeemable Units outstanding at September 30, 2023 and December 31, 2022, respectively	150,548,201	149,662,300
Limited Partners, Class D, 100.0580 and 600.0580 Redeemable Units outstanding at September 30, 2023 and December 31, 2022, respectively	222,629	1,295,117
Limited Partners, Class Z, 477.4370 and 1,089.8110 Redeemable Units outstanding at September 30, 2023 and December 31, 2022, respectively	1,105,157	2,433,245

Total partners’ capital (net asset value)	153,581,791	155,036,001

Total liabilities and partners’ capital	$156,835,272	$159,663,135

Net asset value per Redeemable Unit:
Class A	$2,805.87	$2,721.77

Class D	$2,225.00	$2,158.32

Class Z	$2,314.77	$2,232.72

(1)	Defined in Note 1.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
September 30, 2023
(Unaudited)

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	10	$(1,334)	(0.00) %*
Energy	805	(505,568)	(0.33)
Grains	368	(670,209)	(0.43)
Livestock	96	(83,432)	(0.05)
Metals	81	(10,961)	(0.01)
Softs	253	(115,375)	(0.08)

Total futures contracts purchased		(1,386,879)	(0.90)

Futures Contracts Sold
Currencies	101	(36,341)	(0.02)
Energy	450	462,249	0.30
Grains	1,437	1,041,524	0.67
Livestock	45	20,120	0.01
Metals	174	453,541	0.30
Softs	236	150,829	0.10

Total futures contracts sold		2,091,922	1.36

Net unrealized appreciation on open futures contracts		$705,043	0.46%

Unrealized Appreciation on Open Forward Contracts
Metals	423	$1,937,243	1.26%

Total unrealized appreciation on open forward contracts		1,937,243	1.26

Unrealized Depreciation on Open Forward Contracts
Metals	406	(1,825,427)	(1.19)

Total unrealized depreciation on open forward contracts		(1,825,427)	(1.19)

Net unrealized appreciation on open forward contracts		$111,816	0.07%

Options Purchased
Calls
Grains	98	$5,513	0.01%
Metals	41	35,281	0.02
Puts
Metals	38	79,420	0.05

Total options purchased (premiums paid $570,496)		$120,214	0.08%

Options Written
Calls
Livestock	4	$(4,120)	(0.00) %*
Metals	39	(40,952)	(0.03)
Puts
Energy	6	(23,880)	(0.02)
Grains	27	(73,050)	(0.05)
Metals	46	(120,760)	(0.07)

Total options written (premiums received $619,432)		$(262,762)	(0.17) %

		Fair Value	% of Partners Capital

Investment in the Funds
CMF NL Master Fund LLC		$11,584,101	7.54%
CMF Drakewood Master Fund LLC		18,253,515	11.89

Total investment in the Funds		$29,837,616	19.43%

*    Due to rounding.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
December 31, 2022

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	80	$(134,909)	(0.09) %
Energy	566	1,904,844	1.23
Grains	817	431,164	0.28
Livestock	73	40,700	0.03
Metals	20	(20,621)	(0.01)
Softs	574	319,245	0.20

Total futures contracts purchased		2,540,423	1.64

Futures Contracts Sold
Currencies	47	(28,841)	(0.02)
Energy	449	(779,927)	(0.51)
Grains	141	(105,482)	(0.07)
Livestock	23	(2,420)	(0.00) *
Metals	41	(7,121)	(0.00) *
Softs	202	31,409	0.02

Total futures contracts sold		(892,382)	(0.58)

Net unrealized appreciation on open futures contracts		$1,648,041	1.06%

Unrealized Appreciation on Open Forward Contracts
Metals	125	$2,687,181	1.73%

Total unrealized appreciation on open forward contracts		2,687,181	1.73

Unrealized Depreciation on Open Forward Contracts
Metals	106	(2,300,415)	(1.48)

Total unrealized depreciation on open forward contracts		(2,300,415)	(1.48)

Net unrealized appreciation on open forward contracts		$386,766	0.25%

Options Purchased
Calls
Metals	68	$607,086	0.39%
Puts
Livestock	11	9,570	0.01
Metals	12	300	0.00 *

Total options purchased (premiums paid $385,463 )		$616,956	0.40%

Options Written
Calls
Grains	11	$(19,635)	(0.01) %
Metals	71	(695,142)	(0.45)
Puts
Energy	3	(6,750)	(0.00) *
Grains	6	(12,078)	(0.01)
Metals	12	(300)	(0.00) *

Total options written (premiums received $484,852)		$(733,905)	(0.47) %

		Fair Value	% of Partners Capital

Investment in the Funds
CMF NL Master Fund LLC		$12,964,184	8.36%
CMF Drakewood Master Fund LLC		13,846,564	8.93

Total investment in the Funds		$26,810,748	17.29%

*	Due to rounding.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income:
Interest income	$1,493,500	$538,815	$4,113,795	$675,204
Interest income allocated from the Funds	325,240	103,151	846,990	162,591

Total investment income	1,818,740	641,966	4,960,785	837,795

Expenses:
Expenses allocated from the Funds	46,617	28,370	122,463	144,684
Clearing fees related to direct investments	186,321	212,452	572,304	659,076
Ongoing selling agent fees	282,903	284,449	847,628	817,608
Management fees	454,934	454,171	1,351,298	1,244,444
General Partner fees	287,306	291,417	866,097	834,070
Incentive fees	242,826	426,693	927,773	5,650,564
Professional fees	111,355	124,640	337,766	362,406

Total expenses	1,612,262	1,822,192	5,025,329	9,712,852

Net investment income (loss)	206,478	(1,180,226)	(64,544)	(8,875,057)

Trading Results:
Net gains (losses) on trading of commodity interests and investments in the Funds:
Net realized gains (losses) on closed contracts	8,100,048	1,129,824	8,323,086	(42,267,790)
Net realized gains (losses) on closed contracts allocated from the Funds	183,397	(984,940)	(1,736,576)	3,992,879
Net change in unrealized gains (losses) on open contracts	(914,862)	2,528,784	(1,364,694)	65,344,112
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(836,209)	1,616,984	(551,896)	3,014,573

Total trading results	6,532,374	4,290,652	4,669,920	30,083,774

Net income (loss)	$6,738,852	$3,110,426	$4,605,376	$21,208,717

Net income (loss) per Redeemable Unit: *
Class A	$121.62	$54.23	$84.10	$375.82

Class D	$96.44	$43.01	$66.68	$298.02

Class Z	$104.52	$48.50	$82.05	$318.46

Weighted average Redeemable Units outstanding:
Class A	54,212.2920	54,960.8080	54,968.4651	54,907.5884

Class D	365.0580	600.0580	521.7247	600.0580

Class Z	1,184.4263	1,813.5447	1,621.4198	1,508.4578

*	Represents the change in net asset value per Redeemable Unit during the period.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Changes in Partners’ Capital
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2021	$124,645,209	54,425.1587	$1,089,766	600.0580	$2,175,449	1,166.8680	$127,910,424	56,192.0847
Subscriptions - Limited Partners	8,785,500	3,447.0320	-	-	1,575,000	744.4880	10,360,500	4,191.5200
Redemptions - Limited Partners	(9,460,167)	(3,642.3840)	-	-	(102,467)	(46.6890)	(9,562,634)	(3,689.0730)
Net income (loss)	20,607,654	-	178,826	-	422,237	-	21,208,717	-

Partners’ Capital, September 30, 2022	$144,578,196	54,229.8067	$1,268,592	600.0580	$4,070,219	1,864.6670	$149,917,007	56,694.5317

Partners’ Capital, June 30, 2022	$141,751,370	54,273.4647	$1,242,788	600.0580	$3,586,429	1,680.3690	$146,580,587	56,553.8917
Subscriptions - Limited Partners	4,405,500	1,678.2720	-	-	500,000	230.9870	4,905,500	1,909.2590
Redemptions - Limited Partners	(4,577,039)	(1,721.9300)	-	-	(102,467)	(46.6890)	(4,679,506)	(1,768.6190)
Net income (loss)	2,998,365	-	25,804	-	86,257	-	3,110,426	-

Partners’ Capital, September 30, 2022	$144,578,196	54,229.8067	$1,268,592	600.0580	$4,070,219	1,864.6670	$149,917,007	56,694.5317

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2022	$149,662,300	54,987.0707	$1,295,117	600.0580	$4,078,584	1,826.7320	$155,036,001	57,413.8607
Subscriptions - Limited Partners	4,842,119	1,797.0950	-	-	237,500	106.8330	5,079,619	1,903.9280
Redemptions - Limited Partners	(8,459,449)	(3,129.4100)	(1,089,837)	(500.0000)	(1,589,919)	(719.2070)	(11,139,205)	(4,348.6170)
Net income (loss)	4,503,231	-	17,349	-	84,796	-	4,605,376	-

Partners’ Capital, September 30, 2023	$150,548,201	53,654.7557	$222,629	100.0580	$2,810,961	1,214.3580	$153,581,791	54,969.1717

Partners’ Capital, June 30, 2023	$145,911,571	54,358.4647	$777,048	365.0580	$2,510,106	1,135.6650	$149,198,725	55,859.1877
Subscriptions - Limited Partners	425,000	157.8830	-	-	175,000	78.6930	600,000	236.5760
Redemptions - Limited Partners	(2,366,161)	(861.5920)	(589,625)	(265.0000)	-	-	(2,955,786)	(1,126.5920)
Net income (loss)	6,577,791	-	35,206	-	125,855	-	6,738,852	-

Partners’ Capital, September 30, 2023	$150,548,201	53,654.7557	$222,629	100.0580	$2,810,961	1,214.3580	$153,581,791	54,969.1717

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
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership, is the trading manager (the “Trading Manager”) of NL Master (as defined below) and Drakewood Master (as defined below), and was the trading manager of GSL Master (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Capital Management LLC (“MSCM”). MSCM is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.
As of September 30, 2023, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Northlander Commodity Advisors LLP (“Northlander”), Drakewood Capital Management Limited (“Drakewood”), EMC Capital Advisors, LLC (“EMC”) and Opus Futures, LLC (“Opus”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. On June 30, 2022, the Partnership fully redeemed its investment from CMF GSL Master Fund LLC (“GSL Master”). Also effective June 30, 2022, Geosol Capital, LLC (“Geosol”) ceased to act as a commodity trading advisor to the Partnership. Effective October 31, 2022, Pan Capital Management L.P. (“Pan”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, Pan and Geosol. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co. and are not responsible for the organization or operation of the Partnership.
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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

During the reporting periods ended September 30, 2023 and 2022, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2023 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2023 and 2022. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2023 and 2022, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.
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
Partnership’s Cash
. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2023 and December 31, 2022, the amount of cash held for margin requirements was $10,151,240 and $8,517,141, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $615,154 (cost of $633,737) and $1,864,283 (cost of $1,812,172) as of September 30, 2023 and December 31, 2022, respectively.
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
for the year ended December 31, 2022.

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2023 and 2022 were as follows.

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022			Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$ 117.99	$ 93.57	$ 97.38	$ 75.11	$ 59.50	$ 61.04	$ 85.54	$ 69.22	$ 72.08	$ 533.24	$ 422.96	$ 422.09
Net investment income (loss)	3.63	2.87	7.14	(20.88)	(16.49)	(12.54)	(1.44)	(2.54)	9.97	(157.42)	(124.94)	(103.63)

Increase (decrease) for the period	121.62	96.44	104.52	54.23	43.01	48.50	84.10	66.68	82.05	375.82	298.02	318.46
Net asset value per Redeemable Unit, beginning of period	2,684.25	2,128.56	2,210.25	2,611.80	2,071.11	2,134.31	2,721.77	2,158.32	2,232.72	2,290.21	1,816.10	1,864.35

Net asset value per Redeemable Unit, end of period	$ 2,805.87	$ 2,225.00	$ 2,314.77	$ 2,666.03	$ 2,114.12	$ 2,182.81	$ 2,805.87	$ 2,225.00	$ 2,314.77	$ 2,666.03	$ 2,114.12	$ 2,182.81

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022			Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment income (loss) ***	1.0%	1.2%	1.8%	(2.3)%	(2.3)%	(1.6)%	0.1%	-%	0.8%	(7.0)%	(7.0)%	(5.1)%

Operating expenses	3.6%	4.4%	2.9%	3.7%	3.7%	3.0%	3.6%	3.9%	3.0%	3.8%	3.8%	3.2%
Incentive fees	0.2%	0.2%	0.2%	0.3%	0.3%	0.3%	0.6%	0.7%	0.7%	4.0%	4.0%	3.0%

Total expenses	3.8%	4.6%	3.1%	4.0%	4.0%	3.3%	4.2%	4.6%	3.7%	7.8%	7.8%	6.2%

Total return:
Total return before incentive fees	4.7%	4.7%	4.9%	2.4%	2.4%	2.5%	3.7%	3.7%	4.3%	20.8%	20.8%	20.3%
Incentive fees	(0.2)%	(0.2)%	(0.2)%	(0.3)%	(0.3)%	(0.2)%	(0.6)%	(0.6)%	(0.6)%	(4.4)%	(4.4)%	(3.2)%

Total return after incentive fees	4.5%	4.5%	4.7%	2.1%	2.1%	2.3%	3.1%	3.1%	3.7%	16.4%	16.4%	17.1%

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
have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2023 and 2022 were 4,334 and 32,547, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2023 and 2022 were 4,791 and 33,975, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2023 and 2022 were 1,032 and 863, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2023 and 2022 were 998 and 900, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended September 30, 2023 and 2022 were 795 and 3,489, respectively. The monthly average number of option contracts traded directly by the Partnership during the nine months ended September 30, 2023 and 2022 were 1,202 and 5,540, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.
All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds for indirect trading and allocated to the Funds’ members, including the Partnership.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2023 and December 31, 2022, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
September 30, 2023	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$2,514,774	$(1,809,731)	$705,043	$-	$-	$705,043
Forwards	1,937,243	(1,825,427)	111,816	-	-	111,816

Total assets	$4,452,017	$(3,635,158)	$816,859	$-	$-	$816,859

Liabilities
Futures	$(1,809,731)	$1,809,731	$-	$-	$-	$-
Forwards	(1,825,427)	1,825,427	-	-	-	-

Total liabilities	$(3,635,158)	$3,635,158	$-	$-	$-	$-

Net fair value						$816,859	*

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2022	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$3,458,980	$(1,810,939)	$1,648,041	$-	$-	$1,648,041
Forwards	2,687,181	(2,300,415)	386,766	-	-	386,766

Total assets	$6,146,161	$(4,111,354)	$2,034,807	$-	$-	$2,034,807

Liabilities
Futures	$(1,810,939)	$1,810,939	$-	$-	$-	$-
Forwards	(2,300,415)	2,300,415	-	-	-	-

Total liabilities	$(4,111,354)	$4,111,354	$-	$-	$-	$-

Net fair value						$2,034,807	*

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2023 and December 31, 2022, respectively.

	September 30, 2023
Assets
Futures Contracts
Currencies	$1,512
Energy	718,084
Grains	1,062,179
Livestock	20,170
Metals	512,715
Softs	200,114

Total unrealized appreciation on open futures contracts	2,514,774

Liabilities
Futures Contracts
Currencies	(39,187)
Energy	(761,403)
Grains	(690,864)
Livestock	(83,482)
Metals	(70,135)
Softs	(164,660)

Total unrealized depreciation on open futures contracts	(1,809,731)

Net unrealized appreciation on open futures contracts	$705,043	*

Assets
Forward Contracts
Metals	$1,937,243

Total unrealized appreciation on open forward contracts	1,937,243

Liabilities
Forward Contracts
Metals	(1,825,427)

Total unrealized depreciation on open forward contracts	(1,825,427)

Net unrealized appreciation on open forward contracts	$111,816	**

Assets
Options Purchased
Grains	$5,513
Metals	114,701

Total options purchased	$120,214	***

Liabilities
Options Written
Energy	$(23,880)
Grains	(73,050)
Livestock	(4,120)
Metals	(161,712)

Total options written	$(262,762)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2023		2022		2023		2022
Currencies	$(145,963)		$(330,135)		$(366,543)		$(599,296)
Energy	5,856,446		3,660,824		2,644,153		21,843,037
Grains	1,275,354		272,444		587,362		1,609,425
Indices	-		(32,723)		-		388,927
Livestock	(328,056)		35,327		1,332,165		65,013
Metals	214,920		(218,805)		508,263		(1,435,358)
Softs	312,485		271,676		2,252,992		1,204,574

Total	$7,185,186	*****	$3,658,608	*****	$6,958,392	*****	$23,076,322	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2023 and December 31, 2022 and for the periods ended September 30, 2023 and 2022, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

September 30, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,514,774	$2,514,774	$-	$-
Forwards	1,937,243	-	1,937,243	-
Options purchased	120,214	120,214	-	-

Total assets	$4,572,231	$2,634,988	$1,937,243	$-

Liabilities
Futures	$1,809,731	$1,809,731	$-	$-
Forwards	1,825,427	-	1,825,427	-
Options written	262,762	262,762	-	-

Total liabilities	$3,897,920	$2,072,493	$1,825,427	$-

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,458,980	$3,458,980	$-	$-
Forwards	2,687,181	-	2,687,181	-
Options purchased	616,956	616,956	-	-

Total assets	$6,763,117	$4,075,936	$2,687,181	$-

Liabilities
Futures	$1,810,939	$1,810,939	$-	$-
Forwards	2,300,415	-	2,300,415	-
Options written	733,905	733,905	-	-

Total liabilities	$4,845,259	$2,544,844	$2,300,415	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of September 30, 2023 and December 31, 2022, respectively.

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
The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2023.
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

At September 30, 2023, the Partnership owned approximately
27.6
% of NL Master and
36.1
% of Drakewood Master. At December 31, 2022, the Partnership owned approximately
28.6
% of NL Master and
31.8
% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	September 30, 2023
	Total Assets	Total Liabilities	Total Capital
NL Master	$41,868,073	$129,570	$41,738,503
Drakewood Master	54,936,549	4,467,133	50,469,416

	December 31, 2022
	Total Assets	Total Liabilities	Total Capital
NL Master	$47,648,689	$2,382,869	$45,265,820
Drakewood Master	45,395,672	1,898,283	43,497,389

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$490,050	$(1,810,673)	$(1,320,623)
Drakewood Master	376,530	(414,050)	(37,520)

	For the nine months ended September 30, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$1,294,937	$(5,302,980)	$(4,008,043)
Drakewood Master	1,018,482	(2,157,325)	(1,138,843)

	For the three months ended September 30, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$162,938	$2,109,657	$2,272,595
Drakewood Master	103,477	458,651	562,128

	For the nine months ended September 30, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
GSL Master	$(49,612)	$3,221,886	$3,172,274
NL Master	140,150	15,876,257	16,016,407
Drakewood Master (a)	97,288	(1,671,264)	(1,573,976)

(a)	From May 1, 2022, commencement of operations for Drakewood Master, through September 30, 2022.
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds is shown in the following tables:

	September 30, 2023		For the three months ended September 30, 2023
				Expenses
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Net Income (Loss)	Investment Objective	Redemptions Permitted
NL Master	7.54%	$11,584,101	$(354,779)	$5,798	$4,450	$(365,027)	Commodity Portfolio	Monthly
Drakewood Master	11.89%	18,253,515	27,207	29,860	6,509	(9,162)	Commodity Portfolio	Monthly

		$29,837,616	$(327,572)	$35,658	$10,959	$(374,189)

	September 30, 2023		For the nine months ended September 30, 2023
				Expenses
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Net Income (Loss)	Investment Objective	Redemptions Permitted
NL Master	7.54%	$11,584,101	$(1,078,100)	$16,674	$13,371	$(1,108,145)	Commodity Portfolio	Monthly
Drakewood Master	11.89%	18,253,515	(363,382)	74,344	18,074	(455,800)	Commodity Portfolio	Monthly

		$29,837,616	$(1,441,482)	$91,018	$31,445	$(1,563,945)

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

	December 31, 2022		For the three months ended September 30, 2022
	% of Partners’ Capital			Expenses
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Net Income (Loss)	Investment Objective	Redemptions Permitted
NL Master	8.36%	$12,964,184	$549,284	$5,150	$4,165	$539,969	Commodity Portfolio	Monthly
Drakewood Master	8.93%	13,846,564	185,911	11,470	7,585	166,856	Commodity Portfolio	Monthly

		$26,810,748	$735,195	$16,620	$11,750	$706,825

	December 31, 2022		For the nine months ended September 30, 2022
	% of Partners’ Capital			Expenses
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Net Income (Loss)	Investment Objective	Redemptions Permitted
GSL Master (a)	- %	$-	$3,254,806	$29,730	$52,803	$3,172,273	Commodity Portfolio	Monthly
NL Master	8.36%	12,964,184	4,308,161	17,591	12,436	4,278,134	Commodity Portfoli o	Monthly
Drakewood Master (b)	8.93%	13,846,564	(392,924)	19,828	12,296	(425,048)	Commodity Portfolio	Monthly

		$26,810,748	$7,170,043	$67,149	$77,535	$7,025,359

(a)	From January 1, 2022 through June 30, 2022, the date the Partnership fully redeemed its investment in GSL Master.
(b)	The Partnership first invested into Drakewood Master on May 1, 2022.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

7.	Financial Instrument Risks:
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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

Beginning in February 2022, the United States, the United Kingdom, the European Union, and a number of other nations imposed sanctions against Russia in response to Russia’s invasion of Ukraine, and these and other governments around the world may impose additional sanctions in the future as the conflict develops. In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Shortly following the attack, Israel’s security cabinet declared war against Hamas. These conflicts and subsequent sanctions have created volatility in the price of various commodities and may lead to a deterioration in the political and trade relationships that exist between the countries involved and have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s investments. Furthermore, uncertainties regarding these conflicts and the varying involvement of the United States and other countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership and the performance of its investments or operations, and the ability of the Partnership to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia, Belarus, Ukraine or Israel, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflicts.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2023.

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

For the nine months ended September 30, 2023, Partnership capital decreased 0.9% from $155,036,001 to $153,581,791. This decrease was attributable to redemptions of 3,129.4100 Class A limited partner Redeemable Units totaling $8,459,449, redemptions of 500.0000 Class D limited partner Redeemable Units totaling $1,089,837 and redemptions of 719.2070 Class Z limited partner Redeemable Units totaling $1,589,919 which was partially offset by subscriptions of 1,797.0950 Class A limited partner Redeemable Units totaling $4,842,119, subscriptions of 106.8330 Class Z limited partner Redeemable Units totaling $237,500 and net income of $4,605,376. Future redemptions can impact the amount of funds available for direct investments and investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2023, the net asset value per Redeemable Unit for Class A increased 4.5% from $2,684.25 to $2,805.87 as compared to an increase of 2.1% in the third quarter of 2022. During the Partnership’s third quarter of 2023, the net asset value per Redeemable Unit for Class D increased 4.5% from $2,128.56 to $2,225.00 as compared to an increase of 2.1% in the third quarter of 2022. During the Partnership’s third quarter of 2023, the net asset value per Redeemable Unit for Class Z increased 4.7% from $2,210.25 to $2,314.77 as compared to an increase of 2.3% in the third quarter of 2022. The Partnership experienced a net trading gain before fees and expenses during the third quarter of 2023 of $6,532,374. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains and softs and were partially offset by losses in livestock and metals. The Partnership experienced a net trading gain before fees and expenses during the third quarter of 2022 of $4,290,652. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, livestock and softs and were partially offset by losses in currencies and metals.

During the third quarter, the Partnership’s most significant gains were recorded in the energy markets from long futures positions in crude oil and its refined products, specifically gas oil, heating oil, and unleaded gas, as prices trended higher throughout the quarter amid supply related concerns strengthened further by announcements in September of supply cuts by Saudi Arabia and Russia. In the soft commodities markets, long positions in sugar futures were profitable as prices advanced to multi-year highs several times throughout the quarter on reports of tight supplies. Further gains in soft commodities were recorded from short positions in coffee futures during August and September. In the grain markets, gains were achieved in August from short positions in corn futures and options as prices trended lower amid improving crop conditions. Further profits in the grains were recorded during September from short positions in soybean futures. A portion of the Partnership’s gains for the third quarter was offset by losses incurred in the metals markets from net long positioning in copper during August and September as prices moved lower in response to strength in the U.S. dollar. Smaller losses were recorded in the livestock markets from short positions in live cattle futures as prices moved higher throughout the quarter.

During the Partnership’s nine months ended September 30, 2023, the net asset value per Redeemable Unit for Class A increased 3.1% from $2,721.77 to $2,805.87 as compared to an increase of 16.4% during the nine months ended September 30, 2022. During the Partnership’s nine months ended September 30, 2023, the net asset value per Redeemable Unit for Class D increased 3.1% from $2,158.32 to $2,225.00 as compared to an increase of 16.4% during the nine months ended September 30, 2022. During the Partnership’s nine months ended September 30, 2023, the net asset value per Redeemable Unit for Class Z increased 3.7% from $2,232.72 to $2,314.77 as compared to an increase of 17.1% during the nine months ended September 30, 2022. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2023 of $4,669,920. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, livestock and softs and were partially offset by losses in currencies and metals. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2022 of $30,083,774. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, livestock and softs and were partially offset by losses in currencies and metals.

During the first nine months of the year, the Partnership’s most significant trading gains were recorded in the soft commodities sector from long positions in sugar futures during March, April and throughout the third quarter as prices trended higher on concerns regarding supply tightness, particularly for exports out of Brazil. Further gains in the soft commodities were recorded from both short and long positions in coffee during March, throughout the second quarter, and again in August and September. In the livestock markets, long positioning in live cattle futures and options was profitable from March through June as tight supplies and steady demand pushed prices higher. In the energy markets, profits were achieved from short positions in natural gas futures during the first quarter as prices dropped steadily amid forecasts for a decline in demand and surplus inventories. Further energy gains were recorded during the third quarter from long futures positions in gas oil as prices trended higher amid supply related concerns. In the grain markets, short positions in corn futures and options profited as prices declined on optimistic expectations for strong supply data. A portion of the Partnership’s gains for the first nine months of the year was offset by losses in the currency markets from positions in the Canadian dollar and U.S. Dollar Index. In the metals markets, losses were incurred during the first nine months of the year from positions in copper futures and options, which more than offset gains recorded from silver trading.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and nine months ended September 30, 2023 increased by $1,176,774 and $4,122,990, respectively, as compared to the corresponding periods in 2022. The increase in interest income was primarily due to higher interest rates and average daily equity during the three and nine months ended September 30, 2023 as compared to the corresponding periods in 2022. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2023 decreased by $26,131 and $86,772, respectively, as compared to the corresponding periods in 2022. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2023 as compared to the corresponding periods in 2022.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted Net Assets of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2023 decreased by $1,546 and increased by $30,020, respectively, as compared to the corresponding periods in 2022. The decrease was due to lower average adjusted net assets during the three months ended September 30, 2023 as compared to the corresponding periods in 2022. The increase was due to higher average adjusted net assets during the nine months ended September 30, 2023 as compared to the corresponding periods in 2022.

Management fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2023 increased by $763 and $106,854, respectively, as compared to the corresponding periods in 2022. The increase was due to higher average net assets during the three and nine months ended September 30, 2023 as compared to the corresponding periods in 2022.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2023 decreased by $4,111 and increased by $32,027, respectively, as compared to the corresponding periods in 2022. This decrease was due to lower average net assets during the three months ended September 30, 2023 as compared to the corresponding periods in 2022. This increase was due to higher average net assets during the nine months ended September 30, 2023 as compared to the corresponding periods in 2022.

Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three and nine months ended September 30, 2023 resulted in incentive fees of $242,826 and $927,773, respectively. Trading performance for the three and nine months ended September 30, 2022 resulted in incentive fees of $426,693 and $5,650,564, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

As of September 30, 2023 and June 30, 2023, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2023	September 30, 2023 (percentage of Partners’ Capital)	June 30, 2023	June 30, 2023 (percentage of Partners’ Capital)
Millburn	$49,940,981	32%	$45,916,430	30%
Ospraie	41,641,425	27%	41,234,628	28%
Northlander	11,584,101	8%	12,039,341	8%
Drakewood	19,003,515	12%	20,798,938	14%
EMC	10,094,283	7%	9,859,892	7%
Opus	20,086,716	13%	18,130,285	12%
Unallocated	1,230,770	1%	1,219,211	1%

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2023. As of September 30, 2023, the Partnership’s total capitalization was $153,581,791.

September 30, 2023

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$262,027	0.17%
Energy	3,368,996	2.19
Grains	3,524,413	2.29
Livestock	153,073	0.11
Metals	3,726,476	2.43
Softs	866,245	0.56

Total	$11,901,230	7.75%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds as of September 30, 2023 and December 31, 2022, and the highest, lowest and average values during the three months ended September 30, 2023 and the twelve months ended December 31, 2022. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2023 and December 31, 2022, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2023

			Three Months Ended September 30, 2023
Mark Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$156,240	0.10%	$369,138	$156,240	$253,031
Energy	2,904,388	1.89	3,493,132	1,173,780	2,486,022
Grains	3,524,413	2.29	3,660,520	877,804	2,084,004
Livestock	153,073	0.10	485,245	127,875	229,049
Metals	2,316,467	1.51	2,368,462	1,192,472	1,774,795
Softs	866,245	0.56	1,040,472	454,252	693,554

Total	$9,920,826	6.45%

*	Average of daily Values at Risk.

December 31, 2022

			Twelve Months Ended December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$277,754	0.18%	$650,375	$27,610	$225,543
Energy	3,630,315	2.34	21,935,256	2,047,212	7,218,635
Grains	1,807,775	1.17	2,726,092	385,530	1,284,208
Livestock	123,668	0.08	198,121	28,270	99,482
Metals	1,151,668	0.74	2,842,004	645,208	1,493,636
Softs	1,331,326	0.86	1,801,192	439,965	1,210,242

Total	$8,322,506	5.37%

*	Annual average of daily Values at Risk.

As of September 30, 2023, NL Master’s total capitalization was $41,738,503, and the Partnership owned approximately 27.6% of NL Master. As of September 30, 2023, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to NL Master for trading) was as follows:

September 30, 2023

			Three Months Ended September 30, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$1,683,361	4.03%	$2,011,415	$1,226,347	$1,738,710

Total	$1,683,361	4.03%

*	Average of daily Values at Risk.

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

As of September 30, 2023, Drakewood Master’s total capitalization was $50,469,416, and the Partnership owned approximately 36.1% of Drakewood Master. As of September 30, 2023, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood Master for trading) was as follows:

September 30, 2023

			Three Months Ended September 30, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$293,040	0.58%	$310,310	$108,130	$189,168
Metals	3,905,843	7.74	5,686,179	3,797,903	4,402,795

Total	$4,198,883	8.32%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.

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

Regulatory and Governmental Matters.

The Company has been responding to requests for information from the Enforcement Division of the U.S. Securities and Exchange Commission and the United States Attorney’s Office for the Southern District of New York in connection with their investigations into various aspects of the Company’s blocks business, certain related sales and trading practices, and applicable controls (the “Investigations”). The Investigations are focused on whether the Company and/or its employees shared and/or used information regarding impending block transactions in violation of federal securities laws and regulations. The Company continues to cooperate with, and has continued to engage in ongoing discussions regarding the potential resolution of, the Investigations. There can be no assurance that these discussions and continuing engagement will lead to resolution of either matter. The Company also faces potential civil liability arising from claims that have been or may be asserted by, among others, block transaction participants who contend they were harmed or disadvantaged including, among other things, as a result of a share price decline allegedly caused by the activities of the Company and/or its employees, or as a result of the Company’s and/or its employees’ failure to adhere to applicable laws and regulations. In addition, the Company has responded to demands from shareholders under Section 220 of the Delaware General Corporation Law for books and records concerning the Investigations.

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

Civil Litigation

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,946 million. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,856 million. On August 22, 2023, the Firm reached an agreement in principle to settle the litigation.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. On July 15, 2022, MS&Co. filed a motion for summary judgment. On March 1, 2023, the court granted in part and denied in part MS&Co.’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. In March 2023, both parties appealed the decision. As of December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Beginning in February of 2016, the Firm was named as a defendant in multiple purported antitrust actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of two swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. A decision on plaintiffs’ motion for class certification is pending.

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

The Firm is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the Southern District of New York (“SDNY”) under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Firm, along with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). Plaintiffs seek, among other relief, treble damages. The class action complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On October 5, 2023, defendants sought leave to appeal this ruling from the United States Court of Appeals for the Second Circuit.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleged that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint sought, among other things, to rescind the plaintiff’s purchase of such certificates. On November 4, 2021, the Firm entered into an agreement to settle the litigation.

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

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the (“SDNY”) styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court. On May 20, 2023, the Firm reached an agreement in principle to settle the litigation. On September 1, 2023, the court granted preliminary approval of the settlement.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 other than as disclosed in Note 7, “Financial Instrument Risks.” of the Financial Statements and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2023, there were subscriptions of 157.8830 Class A Redeemable Units totaling $425,000 and subscriptions of 78.6930 Class Z Redeemable Units totaling $175,000. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interest in commodity pools.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	Class D (a) Total Number of Redeemable Units Purchased *	Class D (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	269.4320	$2,693.45	N/A	N/A	N/A	N/A
August 1, 2023 - August 31, 2023	282.7030	$2,731.36	N/A	N/A	N/A	N/A
September 1, 2023 - September 30, 2023	309.4570	$2,805.87	265.0000	$2,225.00	N/A	N/A
	861.5920	$2,746.27	265.0000	$2,225.00

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

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 9, 2023

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 9, 2023

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.