Form 10-K
period 2023-12-31
Ceres Tactical Commodity L.P.
filed 2024-03-22
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
1585 Broadway, 29
th
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

If an emerging growth company, indicate by check mark if the registrant has elected not to
use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. __
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).
Yes _  No
X
Limited Partnership Redeemable Units with an aggregate value of $147,569,944 were outstanding and held by
non-affiliates
as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 29, 2024, 51,334.4057 Limited Partnership Class A Redeemable Units were outstanding, 100.0580 Limited Partnership Class D Redeemable Units were outstanding and 531.5470 Limited Partnership Class Z Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[N
o
ne]

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

Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2023, 2022 and 2021 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

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

On April 1, 2019, the Partnership allocated a portion of its assets to CMF NL Master Fund LLC (“NL Master”), a limited liability company organized under the limited liability company laws of the State of Delaware. On November 1, 2020, the Partnership allocated a portion of its assets to CMF GSL Master Fund LLC (“GSL Master”), a limited liability company organized under the limited liability company laws of the State of Delaware. Effective June 30, 2022, the Partnership fully redeemed its investment in GSL Master. On May 1, 2022, the Partnership allocated a portion of its assets to CMF Drakewood Master Fund LLC (“Drakewood Master”), a limited liability company organized under the limited liability company laws of the State of Delaware. NL Master and Drakewood Master are collectively referred to as the “Funds.” Reference herein to the “Funds” may also include, as relevant, GSL Master.

During the years ended December 31, 2023, 2022 and 2021, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

As of December 31, 2023, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Northlander Commodity Advisors LLP (“Northlander”), Drakewood Capital Management Limited (“Drakewood”), EMC Capital Advisors, LLC (“EMC”) and Opus Futures, LLC (“Opus”) (each an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. Effective June 30, 2022, Geosol Capital, LLC (“Geosol”) ceased to act as a commodity trading advisor to the Partnership. Effective October 31, 2022, Pan Capital Management L.P. (“Pan”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may also include, as relevant, Pan and Geosol. A description of the trading activities and focus of each Advisor is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co., and are not responsible for the organization or operation of the Partnership.

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

For the period January 1, 2023 through December 31, 2023, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2023, the Partnership owned approximately 28.3% of NL Master and 35.5% of Drakewood Master. At December 31, 2022, the Partnership owned approximately 28.6% of NL Master and 31.8% of Drakewood Master. The performance of the Partnership is directly affected by the performance of the Funds.

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

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and are not responsible for the organization or operation of the Partnership. The Partnership pays Millburn a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end Net Assets allocated to Millburn. Prior to January 1, 2021, the Partnership paid Millburn a monthly management fee equal to 1/12 of 2.0% (2.0% per year) of month-end Net Assets allocated to Millburn. The Partnership pays Ospraie a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets allocated to Ospraie. The Partnership pays Northlander a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets allocated to Northlander. The Partnership pays Drakewood a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets allocated to Drakewood. The Partnership pays EMC a monthly management fee equal to 1/12 of 0.60% (0.60 % per year) of month-end Net Assets allocated to EMC. The Partnership pays Opus a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end Net Assets allocated to Opus. Prior to its termination on June 30, 2022, Geosol was paid a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end Net Assets allocated to Geosol. Prior to its termination on October 31, 2022, Pan was paid a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month end Net Assets allocated to Pan. Month-end Net Assets, for the purpose of calculating management fees are Net Assets as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month. An Advisor’s management fee is allocated proportionately to each Class based on the net asset value of the respective Class.

In addition, the Partnership is obligated to pay each Advisor an incentive fee. The Partnership pays Ospraie, Northlander, Drakewood, EMC and Opus each an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in each Management Agreement, earned by the relevant Advisor for the Partnership during each calendar year. The Partnership pays Millburn an incentive fee, payable annually, equal to 27.5% of New Trading Profits, as defined in the Management Agreement, earned by Millburn for the Partnership during the calendar year. Prior to January 1, 2021, Millburn was eligible to receive an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in the Management Agreement. Prior to its termination on June 30, 2022, Geosol was eligible to receive an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by Geosol for the Partnership each calendar year. Prior to its termination on October 31, 2022, Pan was eligible to receive a quarterly incentive fee equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by Pan for the Partnership each quarter. An Advisor’s incentive fee is allocated proportionally to each Class based on the net asset value of the respective Class. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Each Management Agreement can be terminated upon notice by either party. In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s capital as of December 31, 2023 was $144,572,899.

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

Beginning in February 22, 2022, the United States, the United Kingdom, the European Union, and a number of other nations imposed sanctions against Russia in response to Russia’s invasion of Ukraine, and these and other governments around the world may impose additional sanctions in the future as the conflict develops. In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Shortly following the attack, Israel’s security cabinet declared war against Hamas. These conflicts and subsequent sanctions have created volatility in the price of various commodities and may lead to a deterioration in the political and trade relationships that exist between the countries involved and have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s/Funds’ investments. Furthermore, uncertainties regarding these conflicts and the varying involvement of the United States and other countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership/Funds and the performance of its investments or operations, and the ability of the Partnership to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia, Belarus, Ukraine or Israel, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflict.

Item 1C. Cybersecurity.

Risk management and strategy

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is a wholly-owned subsidiary of MSCM. MSCM is ultimately owned by Morgan Stanley. Morgan Stanley, its businesses, the General Partner, the Partnership, and the broader financial services industry face an increasingly complex and evolving threat environment. Morgan Stanley has made and continues to make substantial investments in cybersecurity and fraud prevention technology, and employ experienced talent to lead its Cybersecurity and Information Security organizations and program under the oversight of the Morgan Stanley Board of Directors (the “Board”) and the Operations and Technology Committee of the Board (the “BOTC”). See “Risk Factors – The General Partner, the Partnership, the Funds and their respective service providers (including the Advisors) and operations are potentially vulnerable to cyber-security attacks or incidents” for information on risks to the Partnership from cybersecurity threats.

As part of its enterprise risk management (“ERM”) framework, Morgan Stanley has implemented and maintains a program to assess, identify and manage risks arising from the cybersecurity threats (the “Cybersecurity Program”). The Cybersecurity Program has been adopted by the General Partner, and applies to its business, as relevant. The Cybersecurity Program helps protect Morgan Stanley’s clients, customers, employees, property, products, services and reputation by seeking to preserve the confidentiality, integrity and availability of information, enable the secure delivery of financial services, and protect the business and the safe operation of Morgan Stanley’s technology systems. Morgan Stanley continually adjusts the Cybersecurity Program to address the evolving cybersecurity threat landscape and comply with extensive legal and regulatory expectations.

Processes for assessing, identifying and managing material risks from cybersecurity threats

The Cybersecurity Program takes into account industry best practices and addresses risks from cybersecurity threats to Morgan Stanley’s network, infrastructure, computing environment and the third parties that Morgan Stanley, and its affiliates rely on. Morgan Stanley periodically assesses the design of its cybersecurity controls against the Cyber Risk Institute Cyber Profile, which is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework for Improving Critical Infrastructure Cybersecurity, as well as global cybersecurity regulations, and develops improvements to those controls in response to that assessment. The Cybersecurity Program also includes cybersecurity and information security policies, procedures and technologies that are designed to address regulatory requirements and to protect clients’, employees’ and Morgan Stanley’s own data against unauthorized disclosure, modification and misuse. These policies, procedures and technologies cover a broad range of areas, including: identification of internal and external threats, access control, data security, protective controls, detection of malicious or unauthorized activity, incident response, and recovery planning.

The threat intelligence function within the Cybersecurity Program actively engages in private and public information sharing communities and leverages both commercial and proprietary products to collect a wide variety of industry and governmental information regarding the latest cybersecurity threats, which informs the cybersecurity risk assessments and strategy. This information is also provided to an internal forensics team, which develops and implements technologies designed to help detect these cybersecurity threats. Where a potential threat is identified, an incident response team evaluates the potential impact, and coordinates remediation where required. These groups, as well as Morgan Stanley’s Operational Risk Department (the “Operational Risk Department”), review external cybersecurity incidents that may be relevant to Morgan Stanley and its affiliates, and the outcomes of these incidents further inform the design of the Cybersecurity Program. In addition, Morgan Stanley maintains a robust global training program on cybersecurity risks and requirements and conducts regular phishing email simulations for its employees and consultants.

The cybersecurity processes are designed to help oversee, identify and mitigate risks associated with Morgan Stanley’s use of third-party vendors. Morgan Stanley maintains a third-party risk management program that includes evaluation of, and response to, cybersecurity risks at its third-party vendors. Prior to engaging third-party vendors to provide services, Morgan Stanley conducts assessments of the third-party vendors’ cybersecurity programs to identify the impact of their services on the cybersecurity risks to Morgan Stanley. Once on-boarded, third-party vendors’ cybersecurity programs are subject to risk-based oversight, which may include security questionnaires, submission of independent security audit reports or an audit of the third-party vendor’s security program, and, with limited exceptions, third-party vendors are required to meet Morgan Stanley’s cybersecurity standards. Where a third-party vendor cannot meet those standards, its services, and the residual risk, are subject to review, challenge and escalation through Morgan Stanley’s risk management processes and ERM committees, which may ultimately result in requesting increased security measures or ceasing engagement with such third-party vendor.

The Cybersecurity Program is regularly assessed by Morgan Stanley’s Internal Audit Department (“IAD”) through various assurance activities, with the results reported to the Audit Committee of the Board (“BAC”) and the BOTC. Annually, certain elements of the Cybersecurity Program are subject to an audit by an independent consultant, as well as an assessment by a separate, independent third party, the results of which, including opportunities identified for improvement and related remediation plans, are reviewed with the BOTC. The Cybersecurity Program is also examined regularly by Morgan Stanley’s prudential and conduct regulators within the scope of their jurisdiction.

Governance

Morgan Stanley Management’s role in assessing and managing material risks from cybersecurity threats

The Cybersecurity Program is operated and maintained by management, including Morgan Stanley’s Chief Information Officer of Cyber, Data, Risk and Resilience (“CIO”) and Morgan Stanley’s Chief Information Security Officer (“CISO”). These senior officers are responsible for assessing and managing the Firm’s cybersecurity risks. The General Partner adheres to the Cybersecurity Program’s policies and participates in periodic testing. The Cybersecurity Program strategy, which is set by the CISO and overseen by the Head of the Operational Risk Department, is informed by various risk and control assessments, control testing, external assessments, threat intelligence, and public and private information sharing. The Cybersecurity Program also includes processes for escalating and considering the materiality of incidents that impact Morgan Stanley and its affiliates, including escalation to senior management and the Board, which are periodically tested through tabletop exercises.

The members of management that lead the Cybersecurity Program and strategy have extensive experience in technology, cybersecurity and information security. The CIO has over 30 years of experience in various engineering, IT, operations and information security roles. The CISO has over 25 years of experience leading cybersecurity teams at financial institutions, including in the areas of IT strategy, risk management and information security. The Head of the Operational Risk Department has over 20 years of experience in technology, security and compliance roles, including experience in government security agencies.

Risk levels and mitigating measures are presented to and monitored by dedicated management-level cybersecurity risk committees. These committees include representatives from management as well as business and control stakeholders who review, challenge and, where appropriate, consider exceptions to its policies and procedures. Significant cybersecurity risks are escalated from these committees to Morgan Stanley’s non-financial risk committee. The CIO and the Head of the Operational Risk Department report on the status of the Cybersecurity Program, including significant cybersecurity risks; review metrics related to the program; and discuss the status of regulatory and remedial actions and incidents to Morgan Stanley’s non-financial risk committee, the BOTC and the Board, as appropriate.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by Morgan Stanley and/or one of its subsidiaries.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Morgan Stanley & Co. LLC or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or “the Company”).

The Company is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including the Company. As a consolidated subsidiary of Morgan Stanley, the Company does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2023, 2022, 2021, 2020, and 2019. In addition, the Company annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of the Company’s 2023 Audited Financial Statement.

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the third-party entities that are, or would otherwise be, the primary defendants in such cases are bankrupt, in financial distress, or may not honor applicable indemnification obligations. These actions have included, but are not limited to, antitrust claims, claims under various false claims act statutes, and matters arising from our sales and trading businesses and our activities in the capital markets.

Each of Morgan Stanley and the Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital market activities, financial products or offerings sponsored, underwritten, or sold by the Company, wealth and investment management services, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, disgorgement, restitution, forfeiture, injunctions, limitations on our ability to conduct certain business, or other relief.

The Company is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, the Company is registered as a futures commission merchant and is a member of the National Futures Association.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against the Company or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

Regulatory and Governmental Matters

On January 12, 2024, the U.S. Attorney’s Office for the Southern District of New York (“USAO”) and the SEC announced they had reached settlement agreements with the Company in connection with their investigations into the Company’s blocks business. Specifically, the Company entered into a three-year non-prosecution agreement (“NPA”) with the USAO that included the payment of forfeiture, restitution, and a criminal fine for making false statements in connection with the sale of certain block trades from 2018 through August 2021. The NPA required the Company to admit responsibility for certain acts of its employees and to continue to cooperate with and provide certain information to the USAO for the term of the agreement. Additionally, the SEC charged the Company with violations of Section 10(b) of the Exchange Act and Rule 10b-5(b) thereunder for the disclosure of confidential information about block trades and also violations of Section 15(g) of the Exchange Act for the failure to enforce its policies concerning the misuse of material non-public information related to block trades. As part of the SEC agreement, the Company paid disgorgement and a civil penalty. After the agreed-upon credits were applied, the Company paid a total amount of approximately $249 million under both settlements. The Company also faces potential civil liability arising from claims that have been or may be asserted by, among others, block transaction participants who contend they were harmed or disadvantaged including, among other things, as a result of a share price decline allegedly caused by the activities of the Company and/or its employees, or as a result of the Company’s and/or its employees’ failure to adhere to applicable laws and regulations. In addition, the Company has responded to demands from shareholders under Section 220 of the Delaware General Corporation Law for books and records concerning the investigations.

On September 30, 2020, the SEC entered into a settlement order with the Company settling an administrative action which relates to the Company’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring the Firm’s equity swaps business. The order found that the Company improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that the Company willfully violated Section 200(g) of Regulation SHO. The Company consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

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

Civil Litigation

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,900 million. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,900 million. On August 22, 2023, the Firm reached an agreement in principle to settle the litigation.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s decision denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 14, 2023, the Company filed its notice of appeal, and on March 21, 2023, plaintiffs filed their notice of cross appeal. As of December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 million Viacom Class B Common Stock offering and a $1,000 million offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Firm, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff filed a Notice of Appeal of the dismissal of Viacom and the individual Viacom defendants. On January 4, 2024, the court granted the plaintiff’s motion for class certification. On February 14, 2024, the defendants filed their notice of appeal.

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

On April 1, 2016, the California Attorney General’s Office filed an action against the Company in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleged that the Company made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserted violations of the California False Claims Act and other state laws and sought treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.

In August of 2017, the Company was named as a defendant in a purported antitrust class action in the United States District Court for the SDNY styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court. On May 20, 2023, the Firm reached an agreement in principle to settle the litigation. On September 1, 2023, the court granted preliminary approval of the settlement.

Beginning on March 25, 2019, the Company was named as a defendant in a series of putative class action complaints filed in the United States District Court for the SDNY, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied the Company’s motion to dismiss. On December 15, 2019, the Company and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On June 16, 2020, the court granted final approval of the settlement.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, the Company, as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of the Company. The Company may establish reserves from time to time in connections with such actions.

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 29, 2024 was 837 for Class A Redeemable Units, 1 for Class D Redeemable Units and 21 for Class Z Redeemable Units.

(c)	Dividends. The Partnership did not declare any distributions in 2023 or 2022. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensatory Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities – Use of Proceeds from Registered Securities. For the year ended December 31, 2023, there were subscriptions of 2,752.1070 Class A Redeemable Units totaling $7,482,119 and 117.6330 Class Z Redeemable Units totaling $262,500. For the year ended December 31, 2022, there were subscriptions of 4,842.6190 Class A Redeemable Units totaling $12,557,500 and 790.3010 Class Z Redeemable Units totaling $1,675,000. For the year ended December 31, 2021, there were subscriptions of 4,927.5530 Class A Redeemable Units totaling $10,121,560 and 194.2000 Class Z Redeemable Units totaling $325,000.

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

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	280.4390	$2,757.69	N/A	N/A
November 1, 2023 - November 30, 2023	27.4610	$2,731.49	N/A	N/A
December 1, 2023 - December 31, 2023	2,421.3960	$2,730.63	N/A	N/A
	2,729.2960	$2,733.42

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

The programs traded by each Advisor on behalf of the Partnership are: Millburn — Commodity Program, Ospraie — Commodity Program, Northlander – Commodity Program, Drakewood – Drakewood Prospect Fund Strategy, EMC – Commodity Program, Opus – Opus Advanced Ag Program and prior to Pan’s termination effective October 31, 2022, Pan – Energy Trading Program and prior to Geosol’s termination effective June 30, 2022, Geosol – U.S. Power and Natural Gas Program. The General Partner may modify or terminate the allocation of assets among the Advisors at any time and may allocate assets to additional Advisors at any time.

As of December 31, 2023 and September 30, 2023, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2023	December 31, 2023 (percentage of Partners’ Capital)	September 30, 2023	September 30, 2023 (percentage of Partners’ Capital)
Millburn	$42,810,681	30%	$49,940,981	32%
Ospraie	41,561,042	29%	41,641,425	27%
Northlander	11,558,658	8%	11,584,101	8%
Drakewood	17,959,442	12%	19,003,515	12%
EMC	6,060,877	4%	10,094,283	7%
Opus	22,042,174	15%	20,086,716	13%
Unallocated	2,580,025	2%	1,230,770	1%

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

Opus Futures, LLC

Opus trades the Partnership’s assets allocated to it directly pursuant to Opus’ Advanced Ag Program (the “Program”). The Program is a fundamental discretionary strategy primarily focused on agricultural commodities, specifically grains, oilseeds, and livestock. Opus takes a medium-to-long term outlook, typically holding trades for several weeks up to several months, depending on the opportunity set.

Opus only trades on liquid North American exchanges, using both futures and options on futures to express ideas using directional positions and, occasionally, using spread trades, such as inter-commodity and calendar spreads. Typically trades focus on ‘old crop vs, new crop’, weather and cyclical seasonality. Fundamental analysis is used in forecasting U.S. and world supply and demand tables, monitoring U.S. and world weather, studying domestic and international freight values, and tracking underlying cash values associated with agriculture futures markets.

The portfolio is intentionally concentrated on a limited number of grains and livestock markets. Position and risk management are at the trader’s discretion, meaning there were no hard-coded portfolio or position stop-outs.

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

For the period January 1, 2023 through December 31, 2023, the average allocation by commodity market sector for NL Master and Drakewood Master was as follows:

	NL Master
Energy		100%

	Drakewood Master
Currencies		4%
Metals		96%

(a)	Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2023.

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

From January 1, 2023 through December 31, 2023, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 7.6%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

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

For the year ended December 31, 2023, 5,858.7060 Class A Redeemable Units were redeemed totaling $15,919,759, 500.0000 Class D Redeemable Units were redeemed totaling $1,089,837, 33.2290 Class Z General Partner Redeemable Units were redeemed totaling $74,997 and 719.2070 Class Z Redeemable Units were redeemed totaling $1,589,919. For the year ended December 31, 2022, 4,280.7070 Class A Redeemable Units were redeemed totaling $11,192,915, 11.1970 Class Z General Partner Redeemable Units were redeemed totaling $25,000 and 119.2400 Class Z Redeemable Units were redeemed totaling $263,645. For the year ended December 31, 2021, 6,758.4960 Class A Redeemable Units were redeemed totaling $13,372,859 and 114.7580 Class Z General Partner Redeemable Units were redeemed totaling $190,000.

For the year ended December 31, 2023, there were subscriptions of 2,752.1070 Class A Redeemable Units totaling $7,482,119 and 117.6330 Class Z Redeemable Units totaling $262,500. For the year ended December 31, 2022, there were subscriptions of 4,842.6190 Class A Redeemable Units totaling $12,557,500 and 790.3010 Class Z Redeemable Units totaling $1,675,000. For the year ended December 31, 2021, there were subscriptions of 4,927.5530 Class A Redeemable Units totaling $10,121,560 and 194.2000 Class Z Redeemable Units totaling $325,000.

(c) Results of Operations.

For the year ended December 31, 2023, the net asset value per Class A Redeemable Unit increased 0.3% from $2,721.77 to $2,730.63. For the year ended December 31, 2023, the net asset value per Class D Redeemable Unit increased 0.3% from $2,158.32 to $2,165.30. For the year ended December 31, 2023, the net asset value per Class Z Redeemable Unit increased 1.1% from $2,232.72 to $2,256.96. For the year ended December 31, 2022, the net asset value per Class A Redeemable Unit increased 18.8% from $2,290.21 to $2,721.77. For the year ended December 31, 2022, the net asset value per Class D Redeemable Unit increased 18.8% from $1,816.10 to $2,158.32. For the year ended December 31, 2022, the net asset value per Class Z Redeemable Unit increased 19.8% from $1,864.35 to $2,232.72. For the year ended December 31, 2021, the net asset value per Class A Redeemable Unit increased 57.7% from $1,451.82 to $2,290.21. For the year ended December 31, 2021, the net asset value per Class D Redeemable Unit increased 57.7% from $1,151.27 to $1,816.10. For the year ended December 31, 2021, the net asset value per Class Z Redeemable Unit increased 59.0% from $1,172.43 to $1,864.35.

The Partnership experienced a net trading loss before fees and expenses for the year ended December 31, 2023 of $317,769. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy and metals and were partially offset by gains in grains, livestock and softs. The net trading gain or loss for the Partnership is discussed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter of 2023, the most notable losses were recorded in the energy markets from long positions in Brent and West Texas Intermediate (“WTI”) crude oil, gas oil, heating oil, and gasoline as prices for oil and the refined oil products finished the quarter lower amid an outlook for weaker global demand. These losses more than offset gains from short positions in natural gas throughout the quarter. In the grains markets, losses were incurred from positions in the soybean complex as prices moved without consistent direction throughout a majority of the quarter. In the metals markets, losses were recorded during February from long positions in copper and nickel as base metals prices fell amid the potential for an economic slowdown. Small losses were incurred in the currency markets during March from long U.S. dollar hedging positions. A portion of the Partnership’s losses for the first quarter was offset by profits recorded during March in the soft commodities sector from long positions in sugar futures as sugar prices rallied to a multi-year high amid concerns of export constrictions coming out of Brazil. Additional gains were achieved during March in livestock from long positions in cattle futures as prices finished the quarter higher.

During the second quarter of 2023, the Partnership’s most significant gains were recorded in the soft commodities markets from long positions in sugar futures as prices climbed to an 11-year high in April amid adverse weather in key growing regions and supply tightness. In the livestock markets, long positioning in live cattle futures and options was profitable for all three months of the quarter as tight supplies and steady demand pushed prices higher. In the metals, the most notable gains were achieved from short positions in nickel, zinc, and aluminum during May as industrial metals prices trended lower amid a drop in global demand. Further gains were recorded in the grains markets during May from trading in corn futures and options positions. A portion of the Partnership’s overall gains for the quarter was offset by losses incurred from futures and options positions in Brent crude oil and WTI crude oil as oil prices moved in a volatile manner throughout most of June. Small losses were recorded in the currency markets during June from short positions in the Canadian dollar versus the U.S. dollar.

During the third quarter of 2023, the Partnership’s most significant gains were recorded in the energy markets from long futures positions in crude oil and its refined products as prices trended higher throughout the quarter amid supply related concerns strengthened further by announcements in September of supply cuts by Saudi Arabia and Russia. In the soft commodities markets, long positions in sugar futures were profitable as prices continued to advance to multi-year highs several times throughout the quarter on reports of tight supplies. In the grain markets, gains were achieved in August from short positions in corn futures and options as prices trended lower amid improving crop conditions. A portion of the Partnership’s gains for the third quarter was offset by losses incurred in the metals markets from net long positioning in copper during August and September as prices moved lower in response to strength in the U.S. dollar. Smaller losses were recorded in the livestock markets from short positions in live cattle futures as prices moved higher throughout the quarter.

During the fourth quarter of 2023, the most notable losses were incurred within the energy complex during October from long positions in crude oil and its refined products as concerns regarding potential demand reduction outweighed escalating geopolitical tensions in the Middle East. In the metals, losses were experienced throughout the quarter from short positions in gold futures as a weakening dollar boosted precious metals prices. In the livestock sector, losses were recorded during November and December from short positions in live cattle futures as prices advanced amid concerns for the strength of U.S. cattle herds. Further losses were experienced during November and December from short positions in coffee futures as prices rallied on concerns El Niño weather patterns would damage South American crops. Losses were also incurred from currency hedge positions in November and December. The Partnership’s losses for the fourth quarter were partially offset by gains achieved within the grains markets during December from short positions in soybean and corn futures as prices fell amid reports grain plantings in key U.S. and South American growing regions increased in 2023.

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

During the second quarter of 2022, the Partnership’s most notable gains were achieved during all three months of the quarter from long positions in natural gas futures as prices rallied on increasing global demand. Additional energy gains were recorded during April, May and June from long positions in global crude oil and its refined products. Within the grains sector, gains were recorded during April from long futures positions in wheat, soybeans, and corn as the continuation of the war between Russia and Ukraine threatened to curtail European grain exports. Further gains were achieved within the livestock markets during April, May, and June from short positions in lean hog futures as prices declined amid concern the reimplementation of COVID lockdown measures in China would limit export demand for U.S. pork. The Partnership’s gains for the second quarter were partially offset by losses within the metals markets throughout the quarter from long positions in aluminum futures as prices fell on concerns a global recession would slow industrial demand growth. Smaller losses were experienced during April and June from currency hedge positions in the British pound.

During the third quarter of 2022, the Partnership’s most notable gains were achieved within the energy sector during July and August from long positions in U.S. and European natural gas futures as supply constraints and heavy demand from power production due to summer heatwaves in both regions boosted prices. In the soft commodities sector, gains were recorded primarily due to positions in cocoa futures during August and September as the Partnership’s sub-advising managers successfully traded around both bullish and bearish price moves in the global cocoa markets. Additional gains were experienced within the grains primarily during July from long positions in corn and soybean oil futures. Gains were also achieved from short positions in lean hog futures throughout the quarter as prices declined on an outlook for weakening consumer demand due to inflation pushing commodity prices higher earlier in the year. A portion of the Partnership’s gains for the third quarter was offset by losses incurred within the metals markets during July from long positions in silver futures as a strengthening U.S. dollar diminished demand for precious metals. Smaller losses were experienced during August and September from long British pound currency hedging positions as the value of pound declined versus the U.S. dollar.

During the fourth quarter of 2022, the most notable profits were achieved within the energy complex from short positions in global natural gas futures as mild weather in the U.S. diminished demand and European governments announced potential price curbs on gas heading into the winter. Further gains were recorded from positions in oil’s refined products, namely unleaded gasoline and heating oil. Gains within the soft commodity markets were experienced during November from long positions in cocoa futures as prices rose early in the month amid supply chain concerns in the West African growing regions. The Partnership’s gains for the fourth quarter were partially offset by losses incurred within the metals markets during November and December from short positions in gold and silver futures as prices advanced on increasing investor demand for precious metals and a weakening U.S. dollar. Losses were also recorded during October from long positions in wheat and soybean futures as prices declined amid an outlook for easing inflationary pressures on commodity markets.

The results of operations for the twelve months ended 2021 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and twelve months ended December 31, 2023 increased by $606,726 and $4,729,716, respectively, as compared to the corresponding periods in 2022. The increase in interest income was primarily due to higher interest rates during the three and twelve months ended December 31, 2023 as compared to the corresponding periods in 2022. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2023 increased by $2,565 and decreased by $84,207, respectively, as compared to the corresponding periods in 2022. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three months ended December 31, 2023 as compared to the corresponding periods in 2022. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the twelve months ended December 31, 2023 as compared to the corresponding periods in 2022.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted Net Assets of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2023 decreased by $7,896 and increased by $22,124, respectively, as compared to the corresponding periods in 2022. The decrease was due to lower average adjusted net assets during the three months ended December 31, 2023 as compared to the corresponding periods in 2022. The increase was due to higher average adjusted net assets during the twelve months ended December 31, 2023 as compared to the corresponding periods in 2022.

Management fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2023 increased by $20,671 and $127,525, respectively, as compared to the corresponding periods in 2022. The increase was due to higher average net assets during the three and twelve months ended December 31, 2023 as compared to the corresponding periods in 2022.

General Partner fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2023 decreased by $10,919 and increased by $21,108, respectively, as compared to the corresponding periods in 2022. This decrease was due to lower average net assets during the three months ended December 31, 2023 as compared to the corresponding periods in 2022. This increase was due to higher average net assets during the twelve months ended December 31, 2023 as compared to the corresponding periods in 2022.

Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three months ended December 31, 2023 resulted in a reversal of incentive fees of $414,312. Trading performance for the twelve months ended December 31, 2023 resulted in incentive fees of $513,461. Trading performance for the three and twelve months ended December 31, 2022 resulted in incentive fees of $917,729 and $6,568,293, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include professional fees made up of legal and accounting expenses, as well as certain offering costs and filing, administrative, reporting and data processing fees. Professional fees for the years ended December 31, 2023 and 2022 were $450,270 and $471,475, respectively.

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

As of December 31, 2023, the Partnership’s most significant accounting policy is the valuation of its investment in the Funds and in futures, option and forward contracts and U.S. Treasury bills, as applicable. The fair value of the investment in the Funds is determined based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. As of December 31, 2023, Northlander and Drakewood trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. Opus, EMC, Millburn and Ospraie directly trade managed accounts in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e in the managed accounts in the Partnership’s name traded by certain Advisors) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2023. As of December 31, 2023, the Partnership’s total capitalization was $144,572,899.

December 31, 2023
Market Sector	Value at Risk	% of Total Capitalization

Currencies	$125,591	0.09%
Energy	4,276,350	2.96
Grains	2,154,822	1.49
Livestock	280,803	0.19
Metals	3,249,408	2.25
Softs	2,330,742	1.61

Total	$12,417,716	8.59%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds as of December 31, 2023 and 2022, and the highest, lowest and average values during the twelve months ended December 31, 2023 and 2022, as applicable. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2023 and 2022, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2023
			Twelve Months Ended December 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *

Currencies	$71,390	0.05%	$811,963	$71,390	$340,211
Energy	3,631,942	2.51	4,668,801	1,173,780	2,658,518
Grains	2,154,822	1.49	6,213,199	634,659	2,688,416
Livestock	280,803	0.19	754,930	47,059	250,322
Metals	1,392,560	0.96	3,078,026	1,151,668	1,763,373
Softs	2,330,742	1.61	2,869,817	454,252	1,449,734

Total	$9,862,259	6.81%

*	Annual average of daily Values at Risk.

December 31, 2022
			Twelve Months Ended December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *

Currencies	$277,754	0.18%	$650,375	$27,610	$225,543
Energy	3,630,315	2.34	21,935,256	2,047,212	7,218,635
Grains	1,807,775	1.17	2,726,092	385,530	1,284,208
Livestock	123,668	0.08	198,121	28,270	99,482
Metals	1,151,668	0.74	2,842,004	645,208	1,493,636
Softs	1,331,326	0.86	1,801,192	439,965	1,210,242

Total	$8,322,506	5.37%

*	Annual average of daily Values at Risk.

As of December 31, 2023, NL Master’s total capitalization was $40,737,626, and the Partnership owned approximately 28.3% of NL Master. As of December 31, 2023, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to NL Master for trading) was as follows:

December 31, 2023
			Twelve Months Ended December 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *

Energy	$2,277,059	5.59%	$4,647,914	$832,520	$2,281,544

Total	$2,277,059	5.59%

*	Annual average of daily Values at Risk.

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

As of December 31, 2023, Drakewood Master’s total capitalization was $46,153,273, and the Partnership owned approximately 35.5% of Drakewood Master. As of December 31, 2023, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood Master for trading) was as follows:

December 31, 2023
			Twelve Months Ended December 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *

Currencies	$152,680	0.33%	$355,410	$108,130	$205,414
Metals	5,230,558	11.33	7,224,155	2,376,417	4,343,085

Total	$5,383,238	11.66%

*	Annual average of daily Values at Risk.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2023, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Energy. The Partnership’s primary energy market exposure is to price movements in natural gas, crude oil, and oil related products, often resulting from political developments in the Middle East, adverse weather conditions, and other factors contributing to supply and demand. Further energy market exposure is to the carbon emission and coal markets which are subject to price movements driven by geopolitical events, climate related regulation, and supply and demand related factors. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals. The Partnership’s primary metal market exposure as of December 31, 2023, was to fluctuations in the prices of gold, nickel, copper, zinc, aluminum, platinum, silver, and palladium.

Softs. The Partnership’s trading risk exposure in soft commodities is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Coffee, sugar, cocoa, and cotton accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2023.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, corn, and the soybean complex accounted for the majority of the Partnership’s grain exposure as of December 31, 2023.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in hog prices.

Currencies. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership’s primary currency exposure as of December 31, 2023, is to Euro and Canadian dollar positions. The General Partner does not anticipate the risk profile of the Partnership’s currency sector to be significant in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2023.

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

Item 8.
Financial Statements and Supplementary Data
.
CERES TACTICAL COMMODITY L.P.
The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, Boston, MA, PCAOB ID: 42), for the years ended December 31, 2023, 2022, and 2021; Statements of Financial Condition at December 31, 2023 and 2022; Condensed Schedules of Investments at December 31, 2023 and 2022; Statements of Income and Expenses for the years ended December 31, 2023, 2022, and 2021; Statements of Changes in Partners’ Capital for the years ended December 31, 2023, 2022, and 2021; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form
10-K.

To the Limited Partners of
Ceres Tactical Commodity L.P.
To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
Ceres Tactical Commodity L.P.

Ceres Managed Futures LLC
1585 Broadway, 29 th Floor
New York, NY 10036
(855) 672-4468

4
0

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
The management of Ceres Tactical Commodity L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in the
Internal Control-Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2023 based on the criteria referred to above.

Patrick T. Egan	Brooke Lambert
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Tactical Commodity L.P.	Ceres Tactical Commodity L.P.

4
1

Ernst & Young LLP 200 Clarendon Street Boston, MA 02116	Tel: +1 617 266 2000 Fax: +1 617 266 5843 www.ey.com
Report of Independent Registered Public Accounting Firm
To the Partners of Ceres Tactical Commodity L.P.,
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of Ceres Tactical Commodity L.P. (the Partnership), including the condensed schedules of investments, as of December 31, 2023 and 2022, the related statements of income and expenses, and changes in partners’ capital for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2023 and 2022, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Boston, MA
March 15, 2024

4
2

Ceres Tactical Commodity L.P.
Statements of Financial Condition
December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
Assets:

Investment in the Fund (1) , at fair value (Note 6)	$28,018,100	$26,810,748
Redemptions receivable from the Funds	1,578,543	654,211

Equity in trading account:
Unrestricted cash (Note 3c)	110,838,491	120,640,640
Restricted cash (Note 3c)	9,951,077	8,517,141
Foreign cash (cost $736,239 and $0 at December 31, 2023 and 2022)	748,848	-
Net unrealized appreciation on open futures contracts	165,641	1,648,041
Net unrealized appreciation on open forward contracts	4,848	386,766
Options purchased, at fair value (premiums paid $2,627,087 and $385,463 at December 31, 2023 and 2022, respectively)	2,088,771	616,956

Total equity in trading account	123,797,676	131,809,544
Interest receivable (Note 3c)	503,125	388,632

Total assets	$153,897,444	$159,663,135

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $1,845,760 and $484,852 at December 31, 2023 and 2022, respectively)	$1,596,340	$733,905
Accrued expenses:
Ongoing selling agent fees (Note 3d)	93,449	96,686
Management fees (Note 3b)	149,063	145,402
General Partner fees (Note 3a)	95,011	99,130
Incentive fees (Note 3b)	513,460	2,731,240
Professional fees	190,288	225,008
Redemptions payable to General Partner (Note 7)	74,997	25,000
Redemptions payable to Limited Partners (Note 7)	6,611,937	570,763

Total liabilities	9,324,545	4,627,134

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 703.6920 and 736.9210 Redeemable Units outstanding at December 31, 2023 and 2022, respectively	1,588,201	1,645,339
Limited Partners, Class A, 51,880.4717 and 54,987.0707 Redeemable Units outstanding at December 31, 2023 and 2022, respectively	141,666,113	149,662,300
Limited Partners, Class D, 100.0580 and 600.0580 Redeemable Units outstanding at December 31, 2023 and 2022, respectively	216,656	1,295,117
Limited Partners, Class Z, 488.2370 and 1,089.8110 Redeemable Units outstanding at December 31, 2023 and 2022, respectively	1,101,929	2,433,245

Total partners’ capital (net asset value)	144,572,899	155,036,001

Total liabilities and partners’ capital	$153,897,444	$159,663,135

Net asset value per Redeemable Unit:
Class A	$2,730.63	$2,721.77

Class D	$2,165.30	$2,158.32

Class Z	$2,256.96	$2,232.72

(1)	Defined in Note 1.

See accompanying notes to financial statements.

4
3

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
December 31, 2023

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	54	$65,865	0.04%
Energy
BRENT CRUDE FUTR MAR24	671	(1,457,610)	(1.01)
Other	706	(1,409,039)	(0.97)
Grains	1,085	(417,295)	(0.29)
Livestock	85	(52,130)	(0.04)
Metals	156	109,953	0.08
Softs	271	(14,153)	(0.01)

Total futures contracts purchased		(3,174,409)	(2.20)

Futures Contracts Sold
Currencies	51	(87,314)	(0.05)
Energy	1,437	1,927,828	1.33
Grains	2,165	1,590,744	1.10
Livestock	104	62,985	0.04
Metals	99	(13,604)	(0.01)
Softs	455	(140,589)	(0.10)

Total futures contracts sold		3,340,050	2.31

Net unrealized appreciation on open futures contracts		$165,641	0.11%

Unrealized Appreciation on Open Forward Contracts
Metals	462	$1,662,827	1.15%

Total unrealized appreciation on open forward contracts		1,662,827	1.15

Unrealized Depreciation on Open Forward Contracts
Metals	444	(1,657,979)	(1.15)

Total unrealized depreciation on open forward contracts		(1,657,979)	(1.15)

Net unrealized appreciation on open forward contracts		$4,848	0.00%*

Options Purchased
Calls
Energy	17	$51,510	0.04%
Grains	16	900	0.00 *
Livestock	545	164,590	0.11
Metals	18	4,352	0.00 *
Puts
Grains	763	1,816,894	1.25
Metals	37	26,645	0.02
Softs	16	23,880	0.02

Total options purchased (premiums paid $2,627,087)		$2,088,771	1.44%

Options Written
Calls
Grains	218	$(137,612)	(0.10)%
Livestock	109	(34,880)	(0.02)
Metals	18	(4,352)	(0.00) *
Softs	75	(566,133)	(0.38)
Puts
Energy	59	(356,360)	(0.25)
Grains	793	(431,038)	(0.30)
Livestock	20	(39,320)	(0.03)
Metals	37	(26,645)	(0.02)

Total options written (premiums received $1,845,760)		$(1,596,340)	(1.10)%

		Fair Value	% of Partners Capital
Investment in the Funds
CMF NL Master Fund LLC		$11,558,658	8.00%
CMF Drakewood Master Fund LLC		16,459,442	11.38

Total investment in the Funds		$28,018,100	19.38%

*	Due to rounding.

See accompanying notes to financial statements.

4
4

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

4
5

Ceres Tactical Commodity L.P.
Statements of Income and Expenses
For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Investment Income:
Interest income (Note 3c)	$5,635,325	$1,711,586	$26,691
Interest income allocated from the Funds (Note 3c)	1,143,089	337,112	11,380

Total investment income	6,778,414	2,048,698	38,071

Expenses:
Expenses allocated from the Funds	183,806	171,514	265,252
Clearing fees related to direct investments (Note 3c)	768,039	852,246	1,071,298
Ongoing selling agent fees (Note 3d)	1,128,173	1,106,049	903,744
Management fees (Note 3b)	1,798,761	1,671,236	1,316,998
General Partner fees (Note 3a)	1,151,344	1,130,236	916,641
Incentive fees (Note 3b)	513,461	6,568,293	11,419,401
Professional fees	450,270	471,475	434,587

Total expenses	5,993,854	11,971,049	16,327,921

Net investment income (loss)	784,560	(9,922,351)	(16,289,850)

Trading Results:
Net gains (losses) on trading of commodity interests and investments in the Funds:
Net realized gains (losses) on closed contracts	4,463,628	33,409,218	18,211,530
Net realized gains (losses) on closed contracts allocated from the Funds	(1,075,680)	5,901,306	37,773,316
Net change in unrealized gains (losses) on open contracts	(2,175,156)	(5,398,962)	5,495,078
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(1,530,561)	385,426	2,197,213

Total trading results	(317,769)	34,296,988	63,677,137

Net income (loss)	$466,791	$24,374,637	$47,387,287

Net income (loss) per Redeemable Unit (Note 8): *
Class A	$8.86	$431.56	$838.39

Class D	$6.98	$342.22	$664.83

Class Z	$24.24	$368.37	$691.92

Weighted average Redeemable Units outstanding:
Class A	54,756.7504	54,936.4620	54,414.5840

Class D	416.3080	600.0580	600.0580

Class Z	1,522.3543	1,602.9174	1,113.3481

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

4
6

Ceres Tactical Commodity L.P.
Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2023, 2022 and 2021

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2020	$81,673,675	56,256.1017	$690,828	600.0580	$1,274,933	1,087.4260	$83,639,436	57,943.5857
Subscriptions - Limited Partners	10,121,560	4,927.5530	-	-	325,000	194.2000	10,446,560	5,121.7530
Redemptions - General Partner	-	-	-	-	(190,000)	(114.7580)	(190,000)	(114.7580)
Redemptions - Limited Partners	(13,372,859)	(6,758.4960)	-	-	-	-	(13,372,859)	(6,758.4960)
Net income (loss)	46,222,833	-	398,938	-	765,516	-	47,387,287	-

Partners’ Capital, December 31, 2021	124,645,209	54,425.1587	1,089,766	600.0580	2,175,449	1,166.8680	127,910,424	56,192.0847
Subscriptions - Limited Partners	12,557,500	4,842.6190	-	-	1,675,000	790.3010	14,232,500	5,632.9200
Redemptions - General Partner	-	-	-	-	(25,000)	(11.1970)	(25,000)	(11.1970)
Redemptions - Limited Partners	(11,192,915)	(4,280.7070)	-	-	(263,645)	(119.2400)	(11,456,560)	(4,399.9470)
Net income (loss)	23,652,506	-	205,351	-	516,780	-	24,374,637	-

Partners’ Capital, December 31, 2022	149,662,300	54,987.0707	1,295,117	600.0580	4,078,584	1,826.7320	155,036,001	57,413.8607
Subscriptions - Limited Partners	7,482,119	2,752.1070	-	-	262,500	117.6330	7,744,619	2,869.7400
Redemptions - General Partner	-	-	-	-	(74,997)	(33.2290)	(74,997)	(33.2290)
Redemptions - Limited Partners	(15,919,759)	(5,858.7060)	(1,089,837)	(500.0000)	(1,589,919)	(719.2070)	(18,599,515)	(7,077.9130)
Net income (loss)	441,453	-	11,376	-	13,962	-	466,791	-

Partners’ Capital, December 31, 2023	$141,666,113	51,880.4717	$216,656	100.0580	$2,690,130	1,191.9290	$144,572,899	53,172.4587

Net asset value per Redeemable Unit:

	Class A	Class D	Class Z
2021:	$2,290.21	$1,816.10	$1,864.35

2022:	$2,721.77	$2,158.32	$2,232.72

2023:	$2,730.63	$2,165.30	$2,256.96

See accompanying notes to financial statements.

4
7

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
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and is the trading manager (the “Trading Manager”) of NL Master (as defined below) and Drakewood Master (as defined below). The General Partner was also the Trading Manager of GSL Master (as defined below) prior to GSL Master’s termination. The General Partner is a wholly-owned subsidiary of Morgan Stanley Capital Management LLC (“MSCM”). MSCM is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.
As of December 31, 2023, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Northlander Commodity Advisors LLP (“Northlander”), Drakewood Capital Management Limited (“Drakewood”), EMC Capital Advisors, LLC (“EMC”) and Opus Futures, LLC (“Opus”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. On October 31, 2022, Pan Capital Management L.P. (“Pan”) ceased to act as a commodity trading advisor to the Partnership. On June 30, 2022, the Partnership fully redeemed its investment from CMF GSL Master Fund LLC (“GSL Master”). Also effective June 30, 2022, Geosol Capital, LLC (“Geosol”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. References herein to the “Advisors” may also include, as relevant, Geosol and Pan.
During the periods covered by this report, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
The Partnership, CMF NL Master Fund LLC (“NL Master”) and CMF Drakewood Master Fund LLC (“Drakewood Master”) have entered, and (prior to its termination) GSL Master had entered, into futures brokerage account agreements with MS&Co. NL Master and Drakewood Master are collectively referred to as the “Funds.” References herein to the “Funds” may also include, as relevant, GSL Master.

4
8

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
Millburn and Ospraie directly trade the Partnership’s assets allocated to each Advisor through managed accounts in the name of the Partnership pursuant to Millburn’s Commodity Program and Ospraie’s Commodity Program, respectively. As of February 1, 2023, Opus directly trades the Partnership’s assets allocated to Opus through a managed account in the name of the Partnership pursuant to Opus’s Advanced Ag Program. As of September 1, 2022, EMC directly trades the Partnership’s assets allocated to EMC through a managed account in the name of the Partnership pursuant to EMC’s Commodity Program.
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
9

Ceres Tactical Commodity L.P.
Notes to Financial Statements

c.
Statement of Cash Flows
. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230,
“Statement of Cash Flows.”
The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2023, 2022 and 2021, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

f.
Partnership’s Cash
. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $748,848 (cost of $736,239) and $1,864,283 (cost of $1,812,172) as of December 31, 2023 and 2022, respectively.

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
The 2020 through 2023
tax years remain subject to examination by U.S. federal and most state tax authorities.

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
1/12 of 0.75
% (0.75% per year) of
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
1/12 of 1.0
% (1.0% per year) of
month-end
Net Assets allocated to Millburn. Prior to January 1, 2021, the Partnership paid Millburn a monthly management fee equal to
1/12 of 2.0
% (2.0% per year) of
month-end
Net Assets allocated to Millburn. The Partnership pays Ospraie a monthly management fee equal to
1/12 of 1.5
% (1.5% per year) of
month-end
Net Assets allocated to Ospraie. The Partnership pays Northlander a monthly management fee equal to
1/12 of 1.25
% (1.25% per year) of
month-end
Net Assets allocated to Northlander. The Partnership pays Drakewood a monthly management fee equal to
1/12 of 1.5
% (1.5% per year) of
month-end
Net Assets allocated to Drakewood. The Partnership pays EMC a monthly management fee equal to
1/12 of 0.60
% (0.60% per year) of
month-end
Net Assets allocated to EMC. The Partnership pays Opus a monthly management fee equal to
1/12 of 1.0
% (1.0% per year) of
month-end
Net Assets allocated to Opus. Prior to its termination on October 31, 2022, Pan was paid a monthly management fee equal to
1/12 of 1.25
% (1.25% per year) of
month-end
Net Assets allocated to Pan. Prior to its termination on June 30, 2022, Geosol was paid a monthly management fee equal to
1/12 of 1.0
% (1.0% per year) of
month-end
Net Assets allocated to Geosol.
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

5
1

Ceres Tactical Commodity L.P.
Notes to Financial Statements

In addition, the Partnership is obligated to pay each Advisor an incentive fee. The Partnership pays Ospraie, Northlander, Drakewood, EMC and Opus each an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in each Management Agreement, earned by the relevant Advisor for the Partnership during each calendar year. The Partnership pays Millburn an incentive fee, payable annually, equal to 27.5% of New Trading Profits, as defined in the Management Agreement, earned by Millburn for the Partnership during the calendar year. Prior to its termination on October 31, 2022, Pan was eligible to receive a quarterly incentive fee equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by Pan for the Partnership each quarter. Prior to its termination on June 30, 2022, Geosol was eligible to receive an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by Geosol for the Partnership each calendar year. An Advisor’s incentive fee is allocated proportionally to each Class based on the net asset value of the respective Class. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Each Management Agreement can be terminated upon notice by either party.
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
The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, user, give-up,
floor brokerage and National Futures Association fees (collectively, the “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited by MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2023 and 2022, the amount of cash held for margin requirements was $9,951,077 and $8,517,141, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account at the rate equal to the monthly average of the
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

5
2

Ceres Tactical Commodity L.P.
Notes to Financial Statements

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
“Balance Sheet,”
have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2023 and 2022 were 5,272 and 26,310, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2023 and 2022 were 1,044 and 992, respectively. The monthly average number of option contracts traded directly by the Partnership during the years ended December 31, 2023 and 2022 were 1,411 and 4,255, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.
All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds for indirect trading and allocated to the Funds’ members, including the Partnership.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of December 31, 2023 and 2022, respectively.

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2023	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$4,933,516	$(4,767,875)	$165,641	$-	$-	$165,641
Forwards	1,662,827	(1,657,979)	4,848	-	-	4,848

Total assets	$6,596,343	$(6,425,854)	$170,489	$-	$-	$170,489

Liabilities
Futures	$(4,767,875)	$4,767,875	$-	$-	$-	$-
Forwards	(1,657,979)	1,657,979	-	-	-	-

Total liabilities	$(6,425,854)	$6,425,854	$-	$-	$-	$-

Net fair value						$170,489	*

5
3

Ceres Tactical Commodity L.P.
Notes to Financial Statements

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

5
4

Ceres Tactical Commodity L.P.
Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of December 31, 2023 and 2022, respectively.

	December 31, 2023
Assets
Futures Contracts
Currencies	$68,945
Energy	2,196,853
Grains	1,829,613
Livestock	66,375
Metals	223,298
Softs	548,432

Total unrealized appreciation on open futures contracts	4,933,516

Liabilities
Futures Contracts
Currencies	(90,394)
Energy	(3,135,674)
Grains	(656,164)
Livestock	(55,520)
Metals	(126,949)
Softs	(703,174)

Total unrealized depreciation on open futures contracts	(4,767,875)

Net unrealized appreciation on open futures contracts	$165,641	*

Assets
Forward Contracts
Metals	$1,662,827

Total unrealized appreciation on open forward contracts	1,662,827

Liabilities
Forward Contracts
Metals	(1,657,979)

Total unrealized depreciation on open forward contracts	(1,657,979)

Net unrealized appreciation on open forward contracts	$4,848	**

Assets
Options Purchased
Energy	$51,510
Grains	1,817,794
Livestock	164,590
Metals	30,997
Softs	23,880

Total options purchased	$2,088,771	***

Liabilities
Options Written
Energy	$(356,360)
Grains	(568,650)
Livestock	(74,200)
Metals	(30,997)
Softs	(566,133)

Total options written	$(1,596,340)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

5
5

Ceres Tactical Commodity L.P.
Notes to Financial Statements

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

5
6

Ceres Tactical Commodity L.P.
Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2023, 2022 and 2021, respectively.

Sector	2023		2022		2021
Currencies	$(664,782)		$(287,598)		$(83,859)
Energy	507,482		26,081,057		20,738,877
Grains	1,074,428		1,485,096		946,520
Indices	-		547,781		90,103
Livestock	345,532		55,105		(781,028)
Metals	(437,448)		(2,518,796)		1,725,808
Softs	1,463,260		2,647,611		1,070,187

Total	$2,288,472	*****	$28,010,256	*****	$23,706,608	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2023 and 2022, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

5
7

Ceres Tactical Commodity L.P.
Notes to Financial Statements

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,933,516	$4,933,516	$-	$-
Forwards	1,662,827	-	1,662,827	-
Options purchased	2,088,771	2,088,771	-	-

Total assets	$8,685,114	$7,022,287	$1,662,827	$-

Liabilities
Futures	$4,767,875	$4,767,875	$-	$-
Forwards	1,657,979	-	1,657,979	-
Options written	1,596,340	1,596,340	-	-

Total liabilities	$8,022,194	$6,364,215	$1,657,979	$-

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,458,980	$3,458,980	$-	$-
Forwards	2,687,181	-	2,687,181	-
Options purchased	616,956	616,956	-	-

Total assets	$6,763,117	$4,075,936	$2,687,181	$-

Liabilities
Futures	$1,810,939	$1,810,939	$-	$-
Forwards	2,300,415	-	2,300,415	-
Options written	733,905	733,905	-	-

Total liabilities	$4,845,259	$2,544,844	$2,300,415	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of December 31, 2023 and 2022, respectively.

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

5
8

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
The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2023.
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
At December 31, 2023, the Partnership owned approximately 28.3% of NL Master and 35.5% of Drakewood Master. At December 31, 2022, the Partnership owned approximately 28.6% of NL Master and 31.8% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	December 31, 2023
	Total Assets	Total Liabilities	Total Capital
NL Master	$40,864,449	$126,823	$40,737,626
Drakewood Master	51,637,147	5,483,874	46,153,273

	December 31, 2022
	Total Assets	Total Liabilities	Total Capital
NL Master	$47,648,689	$2,382,869	$45,265,820
Drakewood Master	45,395,672	1,898,283	43,497,389

5
9

Ceres Tactical Commodity L.P.
Notes to Financial Statements

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$1,756,468	$(5,536,966)	$(3,780,498)
Drakewood Master	1,310,701	(2,850,943)	(1,540,242)

	For the year ended December 31, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
GSL Master	$(49,612)	$3,221,886	$3,172,274
NL Master	445,839	12,749,845	13,195,684
Drakewood Master (a)	296,516	(1,107,864)	(811,348)

(a)	From May 1, 2022, commencement of operations for Drakewood Master, through December 31, 2022.
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds is shown in the following tables:

	December 31, 2023		For the year ended December 31, 2023
	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
NL Master	8.00%	$11,558,658	$(1,004,007)	$24,524	$17,888	$(1,046,419)	Commodity Portfolio	Monthly
Drakewood Master	11.38%	16,459,442	(459,145)	117,436	23,958	(600,539)	Commodity Portfolio	Monthly

		$28,018,100	$(1,463,152)	$141,960	$41,846	$(1,646,958)

	December 31, 2022		For the year ended December 31, 2022
	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
GSL Master (a)	- %	$-	$3,254,806	$29,730	$52,803	$3,172,273	Commodity Portfolio	Monthly
NL Master	8.36%	12,964,184	3,497,469	20,694	14,519	3,462,256	Commodity Portfolio	Monthly
Drakewood Master (b)	8.93%	13,846,564	(128,431)	33,486	20,282	(182,199)	Commodity Portfolio	Monthly

		$26,810,748	$6,623,844	$83,910	$87,604	$6,452,330

(a)	From January 1, 2022 through June 30, 2022, the date the Partnership fully redeemed its investment in GSL Master.
(b)	The Partnership first invested into Drakewood Master on May 1, 2022.

7.	Subscriptions, Distributions and Redemptions:
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

Ceres Tactical Commodity L.P.
Notes to Financial Statements

8.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2023, 2022 and 2021 were as follows:

	2023			2022			2021
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance
(for a unit outstanding throughout the year): *
Net realized and unrealized gains (losses)	$(4.80)	$7.24	$0.02	$607.42	$481.94	$479.03	$1,130.71	$894.58	$891.22
Net investment income (loss)	13.66	(0.26)	24.22	(175.86)	(139.72)	(110.66)	(292.32)	(229.75)	(199.30)

Increase (decrease) for the year	8.86	6.98	24.24	431.56	342.22	368.37	838.39	664.83	691.92
Net asset value per Redeemable Unit, beginning of year	2,721.77	2,158.32	2,232.72	2,290.21	1,816.10	1,864.35	1,451.82	1,151.27	1,172.43

Net asset value per Redeemable Unit, end of year	$2,730.63	$2,165.30	$2,256.96	$2,721.77	$2,158.32	$2,232.72	$2,290.21	$1,816.10	$1,864.35

	2023			2022			2021
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:
Net investment income (loss) **	0.5%	0.0%	0.9%	(6.8)%	(6.8)%	(4.7)%	(14.7)%	(14.5)%	(12.3)%

Operating expenses	3.6%	3.8%	2.9%	3.7%	3.7%	3.1%	4.4%	4.4%	3.6%
Incentive fees	0.3%	0.8%	0.6%	4.5%	4.5%	3.5%	10.3%	10.1%	8.7%

Total expenses	3.9%	4.6%	3.5%	8.2%	8.2%	6.6%	14.7%	14.5%	12.3%

Total return:
Total return before incentive fees	0.7%	1.0%	1.6%	23.9%	23.9%	23.6%	71.9%	71.7%	71.1%
Incentive fees	(0.4)%	(0.7)%	(0.5)%	(5.1)%	(5.1)%	(3.8)%	(14.2)%	(14.0)%	(12.1)%

Total return after incentive fees	0.3%	0.3%	1.1%	18.8%	18.8%	19.8%	57.7%	57.7%	59.0%

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

6
1

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

6
2

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

6
3

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
Beginning in February 22, 2022, the United States, the United Kingdom, the European Union, and a number of other nations imposed sanctions against Russia in response to Russia’s invasion of Ukraine, and these and other governments around the world may impose additional sanctions in the future as the conflict develops. In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Shortly following the attack, Israel’s security cabinet declared war against Hamas. These conflicts and subsequent sanctions have created volatility in the price of various commodities and may lead to a deterioration in the political and trade relationships that exist between the countries involved and have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s/Funds’ investments. Furthermore, uncertainties regarding these conflicts and the varying involvement of the United States and other countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership/Funds and the performance of its investments or operations, and the ability of the Partnership to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia, Belarus, Ukraine or Israel, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflict.

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

6
4

Ceres Tactical Commodity L.P.
Notes to Financial Statements

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2023 and 2022 is summarized below:

	For the period from October 1, 2023 to December 31, 2023	For the period from July 1, 2023 to September 30, 2023	For the period from April 1, 2023 to June 30, 2023	For the period from January 1, 2023 to March 31, 2023
Total investment income	$1,817,629	$1,818,740	$1,642,992	$1,499,053
Total expenses	(968,525)	(1,612,262)	(1,940,885)	(1,472,182)
Total trading results	(4,987,689)	6,532,374	1,482,263	(3,344,717)

Net income (loss)	$(4,138,585)	$6,738,852	$1,184,370	$(3,317,846)

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(75.24)	$121.62	$20.54	$(58.06)

Class D	$(59.70)	$96.44	$16.28	$(46.04)

Class Z	$(57.81)	$104.52	$21.04	$(43.51)

	For the period from October 1, 2022 to December 31, 2022	For the period from July 1, 2022 to September 30, 2022	For the period from April 1, 2022 to June 30, 2022	For the period from January 1, 2022 to March 31, 2022
Total investment income	$1,210,903	$641,966	$172,406	$23,423
Total expenses	(2,258,197)	(1,822,192)	(3,716,961)	(4,173,699)
Total trading results	4,213,214	4,290,652	10,733,894	15,059,228

Net income (loss)	$3,165,920	$3,110,426	$7,189,339	$10,908,952

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$55.74	$54.23	$127.50	$194.09

Class D	$44.20	$43.01	$101.10	$153.91

Class Z	$49.91	$48.50	$108.10	$161.86

6
5

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

10b5-1 Trading Plans

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended December 31, 2023, no officers or directors of the General Partner adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended December 31, 2023 by the directors and officers of the General Partner.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Brooke Lambert (Chief Financial Officer), Victoria Eckstein (Director) and Tatiana Segal (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSCM, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Patrick T. Egan serves on the General Partner’s Investment Committee and is the trading principal responsible for allocation decisions (or supervising those responsible).

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

Brooke Lambert, age 40, has been the Chief Financial Officer, Treasurer and a principal of the General Partner since May 2022. Ms. Lambert has been employed by Morgan Stanley Investment Management, a financial services firm, since July 2014, where her responsibilities include serving as a Vice President and managing the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. From July 2009 to July 2014, Ms. Lambert was employed by Morgan Stanley Smith Barney, a financial services firm, where her responsibilities included serving as a Vice President responsible for the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. Before joining Morgan Stanley, Ms. Lambert was employed by Citigroup Alternative Investments, a financial services firm, from January 2006 through July 2009, where her responsibilities included serving as an Assistant Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. Ms. Lambert earned her Bachelor of Science in Finance in May 2005 from Towson University.

Victoria Eckstein, age 42, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 14, 2022. Since November 2022, Ms. Eckstein has served as Chief Operating Officer of Calvert Research and Management, an investment management company focused on responsible investments. Since December 2020, Ms. Eckstein has served as a Managing Director of Morgan Stanley Investment Management Inc. (“MSIM”), and from December 2020 to November 2022 served as Chief Operating Officer of the Solutions & Multi-Asset Group at MSIM, a collection of business units offering alpha-centric, multi-asset or multi-manager investment solutions. From December 2016 to December 2020, Ms. Eckstein served as an Executive Director of MSIM and from April 2010 to December 2016, Ms. Eckstein served as a Vice President of MSIM. From April 2010 to December 2020, Ms. Eckstein primarily managed the day-to-day non-investment functions of the Portfolio Solutions Group, a business unit offering multi-asset, multi-manager managed portfolios. From January 2007 to April 2010, Ms. Eckstein was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where her responsibilities included trade execution, portfolio analysis, external manager selection and research coverage. Ms. Eckstein received her Juris Doctorate from the Benjamin N. Cardozo School of Law in 2006 and her Bachelor of Arts, magna cum laude, from Brandeis University in 2003.

Tatiana Segal, age 55, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 1, 2022. She has also been a principal of MSIM since October 31, 2019. Ms. Segal joined MSIM as a Managing Director and Head of Risk Management in August 2019. She is responsible for risk management across MSIM business units and risk categories, including investment, operational, and franchise risk, and is a member of the Investment Management Operating Committee and a chair of the Investment Management Risk Committee. In June 2022, in addition to her original role, Tatiana was appointed as Global Head of Non-Financial Risk for Investment Management to manage existing and emergent non-financial risks across the division. She has since been appointed a member of Morgan Stanley’s NFR Steering Committee and Enterprise Controls Committee. From August 2011 to August 2019, Tatiana was a partner and Head of Risk Management at SkyBridge Capital Management, a global alternative investments firm, where she was also a member of the Manager Selection, Portfolio Allocation and Real Estate Investment Committees. Prior to joining SkyBridge in August 2011, she was a Managing Director and Chief Risk Officer at Cerberus Capital Management, LLC from January 2009 through July 2011. Before joining Cerberus, Ms. Segal was Managing Director and Chief Risk Officer for Diamond Lake Investment Group from February 2008 through September 2008. From May 2006 through January 2008, Ms. Segal was a Senior Risk Manager at Citigroup Alternative Investments, where she was responsible for independent risk oversight of a multi-billion hedge fund and fund of funds portfolio. From October 2000 through April 2006, Ms. Segal was a Director of Market Risk at Nomura Securities, Inc. Prior to joining Nomura Securities, she was Risk Manager at BNP Paribas from January 1999 through October 2000 and a Risk Manager at Goldman, Sachs & Co., Ltd. from October 1995 through January 1999. Ms. Segal started her career at BlackRock Financial Management, Inc. from January 1993 through September 1995, as a portfolio analyst within BlackRock’s Institutional Accounts Division. Ms. Segal graduated from Columbia University in January 1993 with a Bachelor’s Degree in Economics. Ms. Segal is a Co-Chair of Risk Peer Advisory Group NY for 100 Women in Finance, as well as a contributing member of the council of The Directors and Chief Risk Officers. She serves as a board member of the Tenement Museum.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2024, the Partnership knows of no persons who beneficially own more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2023:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Redeemable Units	General Partner	703.6920	59.0%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2023 and 2022 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2023 $109,945
2022 $149,976

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2023 and 2022 for professional services in connection with tax compliance, tax advice and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements:

Statements of Financial Condition at December 31, 2023 and 2022.

Condensed Schedules of Investments at December 31, 2023 and 2022.

Statements of Income and Expenses for the years ended December 31, 2023, 2022 and 2021.

Statements of Changes in Partners’ Capital for the years ended December 31, 2023, 2022 and 2021.

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

10.14	Management Agreement among the Partnership, the General Partner and Opus Futures, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K on January 9, 2023 and incorporated herein by reference).

11.1

Amended and Restated Master Services Agreement, by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

99.1	Financial Statements of CMF NL Master Fund LLC.

99.2	Financial Statements of CMF Drakewood Master Fund LLC.

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference:

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

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
Date: March 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Brooke Lambert
Patrick T. Egan	Brooke Lambert
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 22, 2024	Date: March 22, 2024

/s/ Victoria Eckstein	/s/ Tatiana Segal
Victoria Eckstein	Tatiana Segal
Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 22, 2024	Date: March 22, 2024

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to limited partners.

No proxy material has been sent to limited partners.

73