Form 10-Q
period 2024-03-31
Ceres Tactical Commodity L.P.
filed 2024-05-09
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes _  No
X
As of April 30, 2024, 50,994.5077 Limited Partnership Class A Redeemable Units were outstanding, 100.0580 Limited Partnership Class D Redeemable Units were outstanding and 531.5470 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Commodity L.P.
Statements of Financial Condition

	March 31, 2024 (Unaudited)	December 31, 2023
Assets:
Investment in the Funds (1) , at fair value	$26,968,910	$28,018,100
Redemptions receivable from the Funds	1,808,324	1,578,543

Equity in trading account:
Unrestricted cash	107,985,827	110,838,491
Restricted cash	9,047,258	9,951,077
Foreign cash (cost $645,014 and $736,239 at March 31, 2024 and December 31, 2023, respectively)	651,917	748,848
Net unrealized appreciation on open futures contracts	939,450	165,641
Net unrealized appreciation on open forward contracts	-	4,848
Options purchased, at fair value (premiums paid $3,205,760 and $2,627,087 at March 31, 2024 and December 31, 2023, respectively)	3,036,916	2,088,771

Total equity in trading account	121,661,368	123,797,676
Interest receivable	501,376	503,125

Total assets	$150,939,978	$153,897,444

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$135,246	$-
Options written, at fair value (premiums received $1,202,305 and $1,845,760 at March 31, 2024 and December 31, 2023, respectively)	2,660,630	1,596,340
Accrued expenses:
Ongoing selling agent fees	90,790	93,449
Management fees	143,679	149,063
General Partner fees	92,397	95,011
Incentive fees	656,304	513,460
Professional fees	218,038	190,288
Redemptions payable to General Partner	-	74,997
Redemptions payable to Limited Partners	980,486	6,611,937

Total liabilities	4,977,570	9,324,545

Partners’ Capital:
General Partner, Class Z, 703.6920 and 703.6920 Redeemable Units outstanding at March 31, 2024 and December 31, 2023, respectively	1,628,671	1,588,201
Limited Partners, Class A, 51,121.9167 and 51,880.4717 Redeemable Units
outstanding at March 31, 2024 and December 31, 2023, respectively	142,881,733	141,666,113
Limited Partners, Class D, 100.0580 and 100.0580 Redeemable Units outstanding at March 31, 2024 and December 31, 2023, respectively	221,757	216,656
Limited Partners, Class Z, 531.5470 and 488.2370 Redeemable Units outstanding at March 31, 2024 and December 31, 2023, respectively	1,230,247	1,101,929

Total partners’ capital (net asset value)	145,962,408	144,572,899

Total liabilities and partners’ capital	$150,939,978	$153,897,444

Net asset value per Redeemable Unit:
Class A	$2,794.92	$2,730.63

Class D	$2,216.28	$2,165.30

Class Z	$2,314.47	$2,256.96

(1)
 Defined in Note 1.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
March 31, 2024
(Unaudited)

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	32	$4,486	0.00% *
Energy	1,216	1,470,860	1.01
Grains	1,757	(393,245)	(0.27)
Livestock	71	(25,102)	(0.02)
Metals	161	239,135	0.16
Softs	497	884,643	0.61

Total futures contracts purchased		2,180,777	1.49

Futures Contracts Sold
Currencies	86	29,055	0.02
Energy	983	(959,380)	(0.66)
Grains
CORN FUTURE JUL24	973	1,564,537	1.07
Other	872	(356,855)	(0.24)
Livestock	64	23,420	0.02
Metals	141	(13,093)	(0.01)
Softs	515	(1,529,011)	(1.05)

Total futures contracts sold		(1,241,327)	(0.85)

Net unrealized appreciation on open futures contracts		$939,450	0.64%

Unrealized Appreciation on Open Forward Contracts
Metals	381	$1,127,863	0.77%

Total unrealized appreciation on open forward contracts		1,127,863	0.77

Unrealized Depreciation on Open Forward Contracts
Metals	431	(1,263,109)	(0.86)

Total unrealized depreciation on open forward contracts		(1,263,109)	(0.86)

Net unrealized depreciation on open forward contracts		$(135,246)	(0.09) %

Options Purchased
Calls
Energy	19	$62,510	0.04%
Grains	278	202,940	0.14
Metals	1	1,405	0.00 *
Puts
Grains	1,112	2,126,700	1.45
Livestock	556	594,920	0.41
Metals	8	10,392	0.01
Softs	85	38,049	0.03

Total options purchased (premiums paid $3,205,760)		$3,036,916	2.08%

Options Written
Calls
Grains	48	$(50,906)	(0.04) %
Softs	106	(2,210,313)	(1.51)
Puts
Energy	3	(2,400)	(0.00) *
Grains	1,112	(337,075)	(0.23)
Livestock	5	(5,950)	(0.00) *
Metals	19	(53,986)	(0.04)

Total options written (premiums received $1,202,305)		$(2,660,630)	(1.82) %

Investment in the Funds		Fair Value	% of Partners Capital
CMF NL Master Fund LLC		$10,352,661	7.10%
CMF Drakewood Master Fund LLC		16,616,249	11.38

Total investment in the Funds		$26,968,910	18.48%

* Due to rounding.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
December 31, 2023

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	54	$65,865	0.04%
Energy
BRENT CRUDE FUTR MAR24	671	(1,457,610)	(1.01)
Other	706	(1,409,039)	(0.97)
Grains	1,085	(417,295)	(0.29)
Livestock	85	(52,130)	(0.04)
Metals	156	109,953	0.08
Softs	271	(14,153)	(0.01)

Total futures contracts purchased		(3,174,409)	(2.20)

Futures Contracts Sold
Currencies	51	(87,314)	(0.05)
Energy	1,437	1,927,828	1.33
Grains	2,165	1,590,744	1.10
Livestock	104	62,985	0.04
Metals	99	(13,604)	(0.01)
Softs	455	(140,589)	(0.10)

Total futures contracts sold		3,340,050	2.31

Net unrealized appreciation on open futures contracts		$165,641	0.11%

Unrealized Appreciation on Open Forward Contracts
Metals	462	$1,662,827	1.15%

Total unrealized appreciation on open forward contracts		1,662,827	1.15

Unrealized Depreciation on Open Forward Contracts
Metals	444	(1,657,979)	(1.15)

Total unrealized depreciation on open forward contracts		(1,657,979)	(1.15)

Net unrealized appreciation on open forward contracts		$4,848	0.00%

Options Purchased
Calls
Energy	17	$51,510	0.04%
Grains	16	900	0.00 *
Livestock	545	164,590	0.11
Metals	18	4,352	0.00 *
Puts
Grains	763	1,816,894	1.25
Metals	37	26,645	0.02
Softs	16	23,880	0.02

Total options purchased (premiums paid $2,627,087)		$2,088,771	1.44%

Options Written
Calls
Grains	218	$(137,612)	(0.10) %
Livestock	109	(34,880)	(0.02)
Metals	18	(4,352)	(0.00) *
Softs	75	(566,133)	(0.38)
Puts
Energy	59	(356,360)	(0.25)
Grains	793	(431,038)	(0.30)
Livestock	20	(39,320)	(0.03)
Metals	37	(26,645)	(0.02)

Total options written (premiums received $1,845,760)		$(1,596,340)	(1.10) %

Investment in the Funds		Fair Value	% of Partners Capital
CMF NL Master Fund LLC		$11,558,658	8.00%
CMF Drakewood Master Fund LLC		16,459,442	11.38

Total investment in the Funds		$28,018,100	19.38%

* Due to rounding.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Investment Income:
Interest income	$1,473,497	$1,277,915
Interest income allocated from the Funds	304,868	221,138

Total investment income	1,778,365	1,499,053

Expenses:
Expenses allocated from the Funds	38,706	37,011
Clearing fees related to direct investments	194,854	183,235
Ongoing selling agent fees	274,625	282,593
Management fees	436,086	441,588
General Partner fees	279,397	289,654
Incentive fees	656,304	124,487
Professional fees	132,819	113,614

Total expenses	2,012,791	1,472,182

Net investment income (loss)	(234,426)	26,871

Trading Results:
Net gains (losses) on trading of commodity interests and investments in the Funds:
Net realized gains (losses) on closed contracts	5,222,587	(1,117,034)
Net realized gains (losses) on closed contracts allocated from the Funds	201,122	(897,780)
Net change in unrealized gains (losses) on open contracts	(710,264)	(740,961)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(1,050,561)	(588,942)

Total trading results	3,662,884	(3,344,717)

Net income (loss)	$3,428,458	$(3,317,846)

Net income (loss) per Redeemable Unit: *
Class A	$64.29	$(58.06)

Class D	$50.98	$(46.04)

Class Z	$57.51	$(43.51)

Weighted average Redeemable Units outstanding:
Class A	51,795.3797	55,351.7817

Class D	100.0580	600.0580

Class Z	1,220.8023	1,838.3700

* Represents the change in net asset value per Redeemable Unit during the period.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2022	$149,662,300	54,987.0707	$1,295,117	600.0580	$4,078,584	1,826.7320	$155,036,001	57,413.8607
Subscriptions - Limited Partners	3,526,279	1,306.1810	-	-	62,500	28.1400	3,588,779	1,334.3210
Redemptions - Limited Partners	(2,545,972)	(944.8000)	-	-	(29,929)	(13.4090)	(2,575,901)	(958.2090)
Net income (loss)	(3,210,406)	-	(27,628)	-	(79,812)	-	(3,317,846)	-

Partners’ Capital, March 31, 2023	$147,432,201	55,348.4517	$1,267,489	600.0580	$4,031,343	1,841.4630	$152,731,033	57,789.9727

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2023	$141,666,113	51,880.4717	$216,656	100.0580	$2,690,130	1,191.9290	$144,572,899	53,172.4587
Subscriptions - Limited Partners	835,000	300.7260	-	-	100,000	43.3100	935,000	344.0360
Redemptions - Limited Partners	(2,973,949)	(1,059.2810)	-	-	-	-	(2,973,949)	(1,059.2810)
Net income (loss)	3,354,569	-	5,101	-	68,788	-	3,428,458	-

Partners’ Capital, March 31, 2024	$142,881,733	51,121.9167	$221,757	100.0580	$2,858,918	1,235.2390	$145,962,408	52,457.2137

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
As of March 31, 2024, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Northlander Commodity Advisors LLP (“Northlander”), Drakewood Capital Management Limited (“Drakewood”), EMC Capital Advisors, LLC (“EMC”) and Opus Futures, LLC (“Opus”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co. and are not responsible for the organization or operation of the Partnership.
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
During the reporting periods ended March 31, 2024 and 2023, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)
Opus, EMC, Millburn and Ospraie directly trade the Partnership’s assets allocated to each Advisor through managed accounts in the name of the Partnership pursuant to Opus’s Advanced Ag Program, EMC’s Commodity Program, Millburn’s Commodity Program and Ospraie’s Commodity Program, respectively.
The Partnership, CMF NL Master Fund LLC (“NL Master”) and CMF Drakewood Master Fund LLC (“Drakewood Master”) have entered into futures brokerage account agreements with MS&Co. NL Master and Drakewood Master are collectively referred to as the “Funds.” The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, the execution of transactions as well as exchange, user, give-up,
floor brokerage and National Futures Association fees (collectively, the “clearing fees”).
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2024 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2024 and 2023. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
10-K”)
filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2023. The December 31, 2023 information has been derived from the audited financial statements as of and for the year ended December 31, 2023.
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2024 and 2023, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.
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
Partnership’s Cash
. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2024 and December 31, 2023, the amount of cash held for margin requirements was $9,047,258 and $9,951,077, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $651,917 (cost of $645,014) and $748,848 (cost of $736,239) as of March 31, 2024 and December 31, 2023, respectively.
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
See Note 3, “Financial Highlights.”
There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form
10-K
for the year ended December 31, 2023.

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2024 and 2023 were as follows.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Class A	Class D	Class Z	Class A		Class D		Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$68.83	$54.54	$56.77	$(58.40)		$(46.32)		$(47.94)
Net investment income (loss)	(4.54)	(3.56)	0.74	0.34		0.28		4.43

Increase (decrease) for the period	64.29	50.98	57.51	(58.06)		(46.04)		(43.51)
Net asset value per Redeemable Unit, beginning of period	2,730.63	2,165.30	2,256.96	2,721.77		2,158.32		2,232.72

Net asset value per Redeemable Unit, end of period	$2,794.92	$2,216.28	$2,314.47	$2,663.71		$2,112.28		$2,189.21

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Class A	Class D	Class Z	Class A		Class D		Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment income (loss) ***	0.8%	0.8%	1.5%	0.3%		0.3%		1.0%

Operating expenses	3.7%	3.7%	3.0%	3.6%		3.6%		2.8%
Incentive fees	0.4%	0.4%	0.4%	0.1%		0.1%		0.1%

Total expenses	4.1%	4.1%	3.4%	3.7%		3.7%		2.9%

Total return:
Total return before incentive fees	2.8%	2.8%	3.0%	(2.1	) %	(2.1	) %	(1.9	) %
Incentive fees	(0.4)%	(0.4)%	(0.5)%	-%		-%		-%

Total return after incentive fees	2.4%	2.4%	2.5%	(2.1	) %	(2.1	) %	(1.9	) %

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
have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2024 and 2023 were 6,857 and 5,052, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2024 and 2023 were 1,200 and 1,056, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended March 31, 2024 and 2023 were 2,555 and 1,161, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.
All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds for indirect trading and allocated to the Funds’ members, including the Partnership.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2024 and December 31, 2023, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2024				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$5,812,229	$(4,872,779)	$939,450	$-	$-	$939,450
Forwards	1,127,863	(1,127,863)	-	-	-	-

Total assets	$6,940,092	$(6,000,642)	$939,450	$-	$-	$939,450

Liabilities
Futures	$(4,872,779)	$4,872,779	$-	$-	$-	$-
Forwards	(1,263,109)	1,127,863	(135,246)	-	135,246	-

Total liabilities	$(6,135,888)	$6,000,642	$(135,246)	$-	$135,246	$-

Net fair value						$939,450	*

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2023				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$4,933,516	$(4,767,875)	$165,641	$-	$-	$165,641
Forwards	1,662,827	(1,657,979)	4,848	-	-	4,848

Total assets	$6,596,343	$(6,425,854)	$170,489	$-	$-	$170,489

Liabilities
Futures	$(4,767,875)	$4,767,875	$-	$-	$-	$-
Forwards	(1,657,979)	1,657,979	-	-	-	-

Total liabilities	$(6,425,854)	$6,425,854	$-	$-	$-	$-

Net fair value						$170,489	*

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)
The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2024 and December 31, 2023, respectively.

	March 31, 2024
Assets
Futures Contracts
Currencies	$42,835
Energy	1,730,625
Grains	2,557,863
Livestock	45,751
Metals	382,515
Softs	1,052,640

Total unrealized appreciation on open futures contracts	5,812,229

Liabilities
Futures Contracts
Currencies	(9,294)
Energy	(1,219,145)
Grains	(1,743,426)
Livestock	(47,433)
Metals	(156,473)
Softs	(1,697,008)

Total unrealized depreciation on open futures contracts	(4,872,779)

Net unrealized appreciation on open futures contracts	$939,450	*

Assets
Forward Contracts
Metals	$1,127,863

Total unrealized appreciation on open forward contracts	1,127,863

Liabilities
Forward Contracts
Metals	(1,263,109)

Total unrealized depreciation on open forward contracts	(1,263,109)

Net unrealized depreciation on open forward contracts	$(135,246)	**

Assets
Options Purchased
Energy	$62,510
Grains	2,329,640
Livestock	594,920
Metals	11,797
Softs	38,049

Total options purchased	$3,036,916	***

Liabilities
Options Written
Energy	$(2,400)
Grains	(387,981)
Livestock	(5,950)
Metals	(53,986)
Softs	(2,210,313)

Total options written	$(2,660,630)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)
The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
Sector	2024		2023
Currencies	$(53,974)		$(81,925)
Energy	3,360,104		(1,701,628)
Grains	3,694,584		(986,972)
Livestock	575,286		321,380
Metals	(733,594)		134,285
Softs	(2,330,083)		456,865

Total	$4,512,323	*****	$(1,857,995)	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2024 and December 31, 2023 and for the periods ended March 31, 2024 and 2023, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

March 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$5,812,229	$5,812,229	$-	$-
Forwards	1,127,863	-	1,127,863	-
Options purchased	3,036,916	3,036,916	-	-

Total assets	$9,977,008	$8,849,145	$1,127,863	$-

Liabilities
Futures	$4,872,779	$4,872,779	$-	$-
Forwards	1,263,109	-	1,263,109	-
Options written	2,660,630	2,660,630	-	-

Total liabilities	$8,796,518	$7,533,409	$1,263,109	$-

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,933,516	$4,933,516	$-	$-
Forwards	1,662,827	-	1,662,827	-
Options purchased	2,088,771	2,088,771	-	-

Total assets	$8,685,114	$7,022,287	$1,662,827	$-

Liabilities
Futures	$4,767,875	$4,767,875	$-	$-
Forwards	1,657,979	-	1,657,979	-
Options written	1,596,340	1,596,340	-	-

Total liabilities	$8,022,194	$6,364,215	$1,657,979	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of March 31, 2024 and December 31, 2023, respectively.

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2024.
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
At March 31, 2024, the Partnership owned approximately 28.8% of NL Master and 39.4% of Drakewood Master. At December 31, 2023, the Partnership owned approximately 28.3% of NL Master and 35.5% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	March 31, 2024
	Total Assets	Total Liabilities	Total Capital
NL Master	$40,466,027	$4,659,591	$35,806,436
Drakewood Master	44,660,844	2,568,256	42,092,588

	December 31, 2023
	Total Assets	Total Liabilities	Total Capital
NL Master	$40,864,449	$126,823	$40,737,626
Drakewood Master	51,637,147	5,483,874	46,153,273

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$473,395	$ (3,360,293)	$ (2,886,898)
Drakewood Master	321,021	435,996	757,017

	For the three months ended March 31, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$372,758	$ (4,446,270)	$ (4,073,512)
Drakewood Master	268,880	(853,678)	(584,798)
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds is shown in the following tables:

	March 31, 2024		For the three months ended March 31, 2024
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
NL Master	7.10%	$10,352,661	$(869,740)	$3,896	$5,083	$(878,719)	Commodity Portfolio	Monthly
Drakewood Master	11.38%	16,616,249	325,169	22,957	6,770	295,442	Commodity Portfolio	Monthly

		$26,968,910	$(544,571)	$26,853	$11,853	$(583,277)

	December 31, 2023		For the three months ended March 31, 2023
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
NL Master	8.00%	$11,558,658	$(1,117,311)	$4,541	$4,451	$(1,126,303)	Commodity Portfolio	Monthly
Drakewood Master	11.38%	16,459,442	(148,273)	22,848	5,171	(176,292)	Commodity Portfolio	Monthly

		$28,018,100	$(1,265,584)	$27,389	$9,622	$(1,302,595)

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

7.	Financial Instrument Risks:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2024.

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

For the three months ended March 31, 2024, Partnership capital increased 1.0% from $144,572,899 to $145,962,408. This increase was attributable to subscriptions of 300.7260 Class A limited partner Redeemable Units totaling $835,000, subscriptions of 43.3100 Class Z limited partner Redeemable Units totaling $100,000 and net income of $3,428,458 which was partially offset by redemptions of 1,059.2810 Class A limited partner Redeemable Units totaling $2,973,949. Future redemptions can impact the amount of funds available for direct investments and investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2024, the net asset value per Redeemable Unit for Class A increased 2.4% from $2,730.63 to $2,794.92 as compared to a decrease of 2.1% in the first quarter of 2023. During the Partnership’s first quarter of 2024, the net asset value per Redeemable Unit for Class D increased 2.4% from $2,165.30 to $2,216.28 as compared to a decrease of 2.1% in the first quarter of 2023. During the Partnership’s first quarter of 2024, the net asset value per Redeemable Unit for Class Z increased 2.5% from $2,256.96 to $2,314.47 as compared to a decrease of 1.9% in the first quarter of 2023. The Partnership experienced a net trading gain before fees and expenses during the first quarter of 2024 of $3,662,884. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains and livestock and were partially offset by losses in metals and softs. The Partnership experienced a net trading loss before fees and expenses during the first quarter of 2023 of $3,344,717. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains and metals and were partially offset by gains in livestock and softs.

During the first quarter, the most notable gains were achieved in the grains sector during January and February from short positions in soybean and corn futures as prices fell to near three-year lows amid reports of growing grain production in the U.S. and South America. In the energies, gains were recorded during January from long positions in crude oil and its refined products as heightened tensions in the Middle East disrupted shipping in the Red Sea, boosting oil prices. Further gains in the energies were experienced during March from long positions in Brent crude oil and West Texas Intermediate crude oil futures. Long positions in live cattle futures also recorded gains throughout the quarter as prices advanced on signs U.S. cattle inventories would be lower-than-expected in the coming months. A portion of the Partnership’s gains for the first quarter was offset by losses incurred within the soft commodities sector during March from short positions in coffee and cocoa futures as prices rallied as adverse weather conditions in key growing regions threatened crop supplies. Additional losses in the soft commodities sector were experienced during January from short positions in coffee and sugar futures. In the metals markets, losses were recorded during January and February from long positions in platinum futures as prices reversed lower on a strengthening U.S. dollar. Further losses in the metals were incurred during March from long positions in iron ore futures as prices declined amid signs of weakening import demand from the Chinese housing sector.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three months ended March 31, 2024 increased by $279,312 as compared to the corresponding period in 2023. The increase in interest income was primarily due to higher interest rates and average daily equity during the three months ended March 31, 2024 as compared to the corresponding period in 2023. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2024 increased by $11,619 as compared to the corresponding period in 2023. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three months ended March 31, 2024 as compared to the corresponding period in 2023.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted Net Assets of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2024 decreased by $7,968 as compared to the corresponding period in 2023. The decrease was due to lower average adjusted net assets during the three months ended March 31, 2024 as compared to the corresponding period in 2023.

Management fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2024 decreased by $5,502 as compared to the corresponding period in 2023. The decrease was due to lower average net assets during the three months ended March 31, 2024 as compared to the corresponding period in 2023.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2024 decreased by $10,257 as compared to the corresponding period in 2023. This decrease was due to lower average net assets during the three months ended March 31, 2024 as compared to the corresponding period in 2023.

Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three months ended March 31, 2024 and 2023 resulted in incentive fees of $656,304 and $124,487, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

As of March 31, 2024 and December 31, 2023, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2024	March 31, 2024 (percentage of Partners’ Capital)	December 31, 2023	December 31, 2023 (percentage of Partners’ Capital)
Millburn	$44,828,857	31%	$42,810,681	30%
Ospraie	36,680,464	25%	41,561,042	29%
Northlander	11,102,662	8%	11,558,658	8%
Drakewood	16,616,249	11%	17,959,442	12%
EMC	6,340,148	4%	6,060,877	4%
Opus	27,789,722	19%	22,042,174	15%
Unallocated	2,604,306	2%	2,580,025	2%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. Northlander and Drakewood trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have or had been granted limited authority to make trading decisions. Millburn, Ospraie, EMC and Opus directly trade managed accounts in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e in the managed accounts in the Partnership’s name traded by certain Advisors) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2024. As of March 31, 2024, the Partnership’s total capitalization was $145,962,408.

	March 31, 2024
Market Sector		Value at Risk	% of Total Capitalization
Currencies		$224,359	0.15%
Energy		3,190,838	2.19
Grains		1,166,508	0.80
Livestock		126,280	0.09
Metals		4,131,770	2.83
Softs		3,946,955	2.70

Total		$12,786,710	8.76%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds as of March 31, 2024 and December 31, 2023, and the highest, lowest and average values during the three months ended March 31, 2024 and the twelve months ended December 31, 2023. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2024 and December 31, 2023, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2024
			Three Months Ended March 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$168,884	0.12%	$182,435	$54,725	$125,318
Energy	2,167,205	1.48	3,895,847	1,742,734	2,754,485
Grains	1,166,508	0.80	2,154,822	1,109,014	1,616,516
Livestock	126,280	0.09	336,139	81,400	139,284
Metals	1,353,785	0.93	1,627,509	872,357	1,190,713
Softs	3,946,955	2.70	4,045,494	1,803,641	2,478,282

Total	$8,929,617	6.12%

* Average of daily Values at Risk.

December 31, 2023
			Twelve Months Ended December 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$71,390	0.05%	$811,963	$71,390	$340,211
Energy	3,631,942	2.51	4,668,801	1,173,780	2,658,518
Grains	2,154,822	1.49	6,213,199	634,659	2,688,416
Livestock	280,803	0.19	754,930	47,059	250,322
Metals	1,392,560	0.96	3,078,026	1,151,668	1,763,373
Softs	2,330,742	1.61	2,869,817	454,252	1,449,734

Total	$9,862,259	6.81%

* Annual average of daily Values at Risk.

As of March 31, 2024, NL Master’s total capitalization was $35,806,436, and the Partnership owned approximately 28.8% of NL Master. As of March 31, 2024, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to NL Master for trading) was as follows:

March 31, 2024
			Three Months Ended March 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$3,554,280	9.93%	$3,603,356	$1,459,981	$2,671,684

Total	$3,554,280	9.93%

* Average of daily Values at Risk.

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

As of March 31, 2024, Drakewood Master’s total capitalization was $42,092,588, and the Partnership owned approximately 39.4% of Drakewood Master. As of March 31, 2024, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood Master for trading) was as follows:

March 31, 2024
			Three Months Ended March 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$140,800	0.33%	$152,680	$140,800	$148,121
Metals	7,050,723	16.75	7,050,723	3,500,321	4,634,134

Total	$7,191,523	17.08%

* Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Civil Litigation

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. As of December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust actions now consolidated into a single proceeding in the United States District

Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 million Viacom Class B Common Stock offering and a $1,000 million offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters,but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Firm, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Firm and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On January 4, 2024, the court granted the plaintiff’s motion for class certification. On February 14, 2024, the defendants filed their notice of appeal of the court’s grant of class certification.

Settled Civil Litigation

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp.,

et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,900 million. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,900 million. On August 22, 2023, the Firm reached an agreement in principle to settle the litigation. The final agreement became effective on January 30, 2024.

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
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2023 other than as disclosed in Note 7, “
Financial Instrument Risks
.” of the Financial Statements.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended March 31, 2024, there were subscriptions of 300.7260 Class A Redeemable Units totaling $835,000 and subscriptions of 43.3100 Class Z Redeemable Units totaling $100,000. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interest in commodity pools.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	147.2670	$ 2,791.79	N/A	N/A
February 1, 2024 - February 29, 2024	561.2040	$ 2,819.52	N/A	N/A
March 1, 2024 - March 31, 2024	350.8100	$ 2,794.92	N/A	N/A
	1,059.2810	$ 2,807.52

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

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 9, 2024

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	May 9, 2024

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.