Form 10-Q
period 2024-06-30
Ceres Tactical Commodity L.P.
filed 2024-08-09
CIK 1325676

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
c/o Ceres Managed Futures LLC
1585 Broadway
, 29
th
Floor
New York
,
New York
10036

(Address of principal executive offices) (Zip Code)
(
855
)
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
As of July 31, 2024,
50,564.2067
Limited Partnership Class A Redeemable Units were outstanding,
100.0580
Limited Partnership Class D Redeemable Units were outstanding and
542.4220
Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Commodity L.P.
Statements of Financial Condition

	June 30, 2024 (Unaudited)	December 31, 2023
Assets:

Investment in the Funds (1) , at fair value	$29,844,176	$28,018,100
Redemptions receivable from the Funds	594,275	1,578,543

Equity in trading account:
Unrestricted cash	104,599,767	110,838,491
Restricted cash	8,443,644	9,951,077
Foreign cash (cost $372,464 and $736,239 at June 30, 2024 and December 31, 2023, respectively)	381,251	748,848
Net unrealized appreciation on open futures contracts	-	165,641
Net unrealized appreciation on open forward contracts	-	4,848
Options purchased, at fair value (premiums paid $2,694,115 and $2,627,087 at June 30, 2024 and December 31, 2023, respectively)	2,568,628	2,088,771

Total equity in trading account	115,993,290	123,797,676
Interest receivable	448,984	503,125

Total assets	$146,880,725	$153,897,444

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$894,399	$-
Net unrealized depreciation on open forward contracts	133,340	-
Options written, at fair value (premiums received $1,476,160 and $1,845,760 at June 30, 2024 and December 31, 2023, respectively)	2,684,185	1,596,340
Accrued expenses:
Ongoing selling agent fees	87,699	93,449
Management fees	138,667	149,063
General Partner fees	89,293	95,011
Incentive fees	460,558	513,460
Professional fees	211,938	190,288
Redemptions payable to General Partner	75,097	74,997
Redemptions payable to Limited Partners	1,510,645	6,611,937

Total liabilities	6,285,821	9,324,545

Partners’ Capital:
General Partner, Class Z, 670.6520 and 703.6920 Redeemable Units outstanding at June 30, 2024 and December 31, 2023, respectively	1,524,332	1,588,201
Limited Partners, Class A, 50,234.4437 and 51,880.4717 Redeemable Units outstanding at June 30, 2024 and December 31, 2023, respectively	137,620,332	141,666,113
Limited Partners, Class D, 100.0580 Redeemable Units outstanding at June 30, 2024 and December 31, 2023	217,364	216,656
Limited Partners, Class Z, 542.4220 and 488.2370 Redeemable Units outstanding at June 30, 2024 and December 31, 2023, respectively	1,232,876	1,101,929

Total partners’ capital (net asset value)	140,594,904	144,572,899

Total liabilities and partners’ capital	$146,880,725	$153,897,444

Net asset value per Redeemable Unit:
Class A	$2,739.56	$2,730.63

Class D	$2,172.39	$2,165.30

Class Z	$2,272.91	$2,256.96

(1)	Defined in Note 1.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
June 30, 2024
(Unaudited)

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	83	$(11,060)	(0.01)%
Energy	1,590	40,927	0.03
Grains	169	(254,330)	(0.18)
Livestock	115	17,775	0.01
Metals	96	43,380	0.03
Softs	368	(1,068,067)	(0.76)

Total futures contracts purchased		(1,231,375)	(0.88)

Futures Contracts Sold
Currencies	75	(11,025)	(0.01)
Energy	1,456	(391,522)	(0.27)
Grains	806	717,770	0.51
Livestock	109	16,291	0.01
Metals	79	(11,388)	(0.01)
Softs	370	16,850	0.01

Total futures contracts sold		336,976	0.24

Net unrealized depreciation on open futures contracts		$(894,399)	(0.64)%

Unrealized Appreciation on Open Forward Contracts
Metals	332	$1,633,933	1.16%

Total unrealized appreciation on open forward contracts		1,633,933	1.16

Unrealized Depreciation on Open Forward Contracts
Metals	349	(1,767,273)	(1.25)

Total unrealized depreciation on open forward contracts		(1,767,273)	(1.25)

Net unrealized depreciation on open forward contracts		$(133,340)	(0.09)%

Options Purchased
Calls
Energy	34	$77,180	0.05%
Grains	296	53,650	0.04
Livestock	42	33,165	0.02
Metals	8	7,440	0.01
Puts
Grains	740	1,985,975	1.41
Livestock	444	278,240	0.20
Metals	19	35,282	0.03
Softs	60	97,696	0.07

Total options purchased (premiums paid $2,694,115)		$2,568,628	1.83%

Options Written
Calls
Energy	5	$(6,600)	(0.00)%	*
Grains	604	(263,150)	(0.19)
Livestock	8	(9,600)	(0.01)
Metals	15	(26,952)	(0.02)
Softs	76	(1,469,549)	(1.05)
Puts
Energy	10	(33,260)	(0.02)
Grains	527	(600,562)	(0.43)
Livestock	165	(174,530)	(0.12)
Metals	26	(51,022)	(0.04)
Softs	12	(48,960)	(0.03)

Total options written (premiums received $1,476,160)		$(2,684,185)	(1.91)%

	Fair Value	% of Partners Capital
Investment in the Funds
CMF NL Master Fund LLC	$9,109,533	6.48%
CMF Drakewood Master Fund LLC	20,734,643	14.75

Total investment in the Funds	$29,844,176	21.23%

*	Due to rounding.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
December 31, 2023

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	54	$65,865	0.04	%
Energy
BRENT CRUDE FUTR MAR24	671	(1,457,610)	(1.01)
Other	706	(1,409,039)	(0.97)
Grains	1,085	(417,295)	(0.29)
Livestock	85	(52,130)	(0.04)
Metals	156	109,953	0.08
Softs	271	(14,153)	(0.01)

Total futures contracts purchased		(3,174,409)	(2.20)

Futures Contracts Sold
Currencies	51	(87,314)	(0.05)
Energy	1,437	1,927,828	1.33
Grains	2,165	1,590,744	1.10
Livestock	104	62,985	0.04
Metals	99	(13,604)	(0.01)
Softs	455	(140,589)	(0.10)

Total futures contracts sold		3,340,050	2.31

Net unrealized appreciation on open futures contracts		$165,641	0.11	%

Unrealized Appreciation on Open Forward Contracts
Metals	462	$1,662,827	1.15	%

Total unrealized appreciation on open forward contracts		1,662,827	1.15

Unrealized Depreciation on Open Forward Contracts
Metals	444	(1,657,979)	(1.15)

Total unrealized depreciation on open forward contracts		(1,657,979)	(1.15)

Net unrealized appreciation on open forward contracts		$4,848	0.00	%

Options Purchased
Calls
Energy	17	$51,510	0.04	%
Grains	16	900	0.00	*
Livestock	545	164,590	0.11
Metals	18	4,352	0.00	*
Puts
Grains	763	1,816,894	1.25
Metals	37	26,645	0.02
Softs	16	23,880	0.02

Total options purchased (premiums paid $2,627,087)		$2,088,771	1.44	%

Options Written
Calls
Grains	218	$(137,612)	(0.10)%
Livestock	109	(34,880)	(0.02)
Metals	18	(4,352)	(0.00)	*
Softs	75	(566,133)	(0.38)
Puts
Energy	59	(356,360)	(0.25)
Grains	793	(431,038)	(0.30)
Livestock	20	(39,320)	(0.03)
Metals	37	(26,645)	(0.02)

Total options written (premiums received $1,845,760)		$(1,596,340)	(1.10)%

	Fair Value	% of Partners Capital
Investment in the Funds
CMF NL Master Fund LLC	$11,558,658	8.00%
CMF Drakewood Master Fund LLC	16,459,442	11.38

Total investment in the Funds	$28,018,100	19.38%

*	Due to rounding.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income:
Interest income	$1,397,449	$1,342,380	$2,870,946	$2,620,295
Interest income allocated from the Funds	307,900	300,612	612,768	521,750

Total investment income	1,705,349	1,642,992	3,483,714	3,142,045

Expenses:
Expenses allocated from the Funds	58,509	38,835	97,215	75,846
Clearing fees related to direct investments	248,671	202,748	443,525	385,983
Ongoing selling agent fees	265,579	282,132	540,204	564,725
Management fees	419,811	454,776	855,897	896,364
General Partner fees	270,337	289,137	549,734	578,791
Incentive fees	(195,747)	560,460	460,557	684,947
Professional fees	131,676	112,797	264,495	226,411

Total expenses	1,198,836	1,940,885	3,211,627	3,413,067

Net investment income (loss)	506,513	(297,893)	272,087	(271,022)

Trading Results:
Net gains (losses) on trading of commodity interests and investments in the Funds:
Net realized gains (losses) on closed contracts	(750,867)	1,340,072	4,471,720	223,038
Net realized gains (losses) on closed contracts allocated from the Funds	434,333	(1,022,193)	635,455	(1,919,973)
Net change in unrealized gains (losses) on open contracts	(1,536,402)	291,129	(2,246,666)	(449,832)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(1,538,152)	873,255	(2,588,713)	284,313

Total trading results	(3,391,088)	1,482,263	271,796	(1,862,454)

Net income (loss)	$(2,884,575)	$1,184,370	$543,883	$(2,133,476)

Net income (loss) per Redeemable Unit: *
Class A	$(55.36)	$20.54	$8.93	$(37.52)

Class D	$(43.89)	$16.28	$7.09	$(29.76)

Class Z	$(41.56)	$21.04	$15.95	$(22.47)

Weighted average Redeemable Units outstanding:
Class A	51,007.4707	55,341.3217	51,401.4252	55,346.5517

Class D	100.0580	600.0580	100.0580	600.0580

Class Z	1,242.4890	1,841.4630	1,231.6457	1,839.9165

*	Represents the change in net asset value per Redeemable Unit during the period.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Changes in Partners’ Capital
For the Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2022	$149,662,300	54,987.0707	$1,295,117	600.0580	$4,078,584	1,826.7320	$155,036,001	57,413.8607
Subscriptions - Limited Partners	4,417,119	1,639.2120	-	-	62,500	28.1400	4,479,619	1,667.3520
Redemptions - Limited Partners	(6,093,288)	(2,267.8180)	(500,212)	(235.0000)	(1,589,919)	(719.2070)	(8,183,419)	(3,222.0250)
Net income (loss)	(2,074,560)	-	(17,857)	-	(41,059)	-	(2,133,476)	-

Partners’ Capital, June 30, 2023	$145,911,571	54,358.4647	$777,048	365.0580	$2,510,106	1,135.6650	$149,198,725	55,859.1877

Partners’ Capital, March 31, 2023	$147,432,201	55,348.4517	$1,267,489	600.0580	$4,031,343	1,841.4630	$152,731,033	57,789.9727
Subscriptions - Limited Partners	890,840	333.0310	-	-	-	-	890,840	333.0310
Redemptions - Limited Partners	(3,547,316)	(1,323.0180)	(500,212)	(235.0000)	(1,559,990)	(705.7980)	(5,607,518)	(2,263.8160)
Net income (loss)	1,135,846	-	9,771	-	38,753	-	1,184,370	-

Partners’ Capital, June 30, 2023	$145,911,571	54,358.4647	$777,048	365.0580	$2,510,106	1,135.6650	$149,198,725	55,859.1877

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2023	$141,666,113	51,880.4717	$216,656	100.0580	$2,690,130	1,191.9290	$144,572,899	53,172.4587
Subscriptions - Limited Partners	1,235,000	444.5740	-	-	125,000	54.1850	1,360,000	498.7590
Redemptions - General Partner	-	-	-	-	(75,097)	(33.0400)	(75,097)	(33.0400)
Redemptions - Limited Partners	(5,806,781)	(2,090.6020)	-	-	-	-	(5,806,781)	(2,090.6020)
Net income (loss)	526,000	-	708	-	17,175	-	543,883	-

Partners’ Capital, June 30, 2024	$137,620,332	50,234.4437	$217,364	100.0580	$2,757,208	1,213.0740	$140,594,904	51,547.5757

Partners’ Capital, March 31, 2024	$142,881,733	51,121.9167	$221,757	100.0580	$2,858,918	1,235.2390	$145,962,408	52,457.2137
Subscriptions - Limited Partners	400,000	143.8480	-	-	25,000	10.8750	425,000	154.7230
Redemptions - General Partner	-	-	-	-	(75,097)	(33.0400)	(75,097)	(33.0400)
Redemptions - Limited Partners	(2,832,832)	(1,031.3210)	-	-	-	-	(2,832,832)	(1,031.3210)
Net income (loss)	(2,828,569)	-	(4,393)	-	(51,613)	-	(2,884,575)	-

Partners’ Capital, June 30, 2024	$137,620,332	50,234.4437	$217,364	100.0580	$2,757,208	1,213.0740	$140,594,904	51,547.5757

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
As of June 30, 2024, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Northlander Commodity Advisors LLP (“Northlander”), Drakewood Capital Management Limited (“Drakewood”), EMC Capital Advisors, LLC (“EMC”) and Opus Futures, LLC (“Opus”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co. and are not responsible for the organization or operation of the Partnership.
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
During the reporting periods ended June 30, 2024 and 2023, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2024 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2024 and 2023. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2024 and 2023, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.
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
Partnership’s Cash
. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2024 and December 31, 2023, the amount of cash held for margin requirements was $8,443,644 and $9,951,077, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $381,251 (cost of $372,464) and $748,848 (cost of $736,239) as of June 30, 2024 and December 31, 2023, respectively.
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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

Investment Company Status
. The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Accounting Standards Update
2013-08
“
Financial
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
10-K
for the year ended December 31, 2023.

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2024 and 2023 were as follows.

	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023			June 30, 2024			June 30, 2023
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(64.98)	$(51.52)	$(53.87)	$25.87	$20.51	$21.27	$3.96	$3.02	$2.80	$(32.53)	$(25.81)	$(26.67)
Net investment income (loss)	9.62	7.63	12.31	(5.33)	(4.23)	(0.23)	4.97	4.07	13.15	(4.99)	(3.95)	4.20

Increase (decrease) for the period	(55.36)	(43.89)	(41.56)	20.54	16.28	21.04	8.93	7.09	15.95	(37.52)	(29.76)	(22.47)
Net asset value per Redeemable Unit, beginning of period	2,794.92	2,216.28	2,314.47	2,663.71	2,112.28	2,189.21	2,730.63	2,165.30	2,256.96	2,721.77	2,158.32	2,232.72

Net asset value per Redeemable Unit, end of period	$2,739.56	$2,172.39	$2,272.91	$2,684.25	$2,128.56	$2,210.25	$2,739.56	$2,172.39	$2,272.91	$2,684.25	$2,128.56	$2,210.25

	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023			June 30, 2024			June 30, 2023
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment income (loss) ***	1.0%	1.0%	1.7%	0.3%	0.3%	1.3%	0.7%	0.7%	1.5%	0.1%	0.1%	0.9%

Operating expenses	3.9%	3.9%	3.2%	3.7%	4.0%	3.4%	3.8%	3.8%	3.1%	3.6%	3.8%	3.1%
Incentive fees	(0.1)%	(0.1)%	(0.1)%	0.4%	0.4%	0.4%	0.3%	0.3%	0.3%	0.4%	0.5%	0.5%

Total expenses	3.8%	3.8%	3.1%	4.1%	4.4%	3.8%	4.1%	4.1%	3.4%	4.0%	4.3%	3.6%

Total return:
Total return before incentive fees	(2.1)%	(2.1)%	(1.9)%	1.1%	1.1%	1.3%	0.6%	0.6%	1.0%	(0.9)%	(0.9)%	(0.6)%
Incentive fees	0.1%	0.1%	0.1%	(0.3)%	(0.3)%	(0.3)%	(0.3)%	(0.3)%	(0.3)%	(0.5)%	(0.5)%	(0.4)%

Total return after incentive fees	(2.0)%	(2.0)%	(1.8)%	0.8%	0.8%	1.0%	0.3%	0.3%	0.7%	(1.4)%	(1.4)%	(1.0)%

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
have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2024 and 2023 were 5,133 and 4,987, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2024 and 2023 were 5,995 and 5,020, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2024 and 2023 were 1,135 and 905, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2024 and 2023 were 1,167 and 981, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended June 30, 2024 and 2023 were 3,061 and 1,651, respectively. The monthly average number of option contracts traded directly by the Partnership during the six months ended June 30, 2024 and 2023 were 2,808 and 1,406, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.
All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds for indirect trading and allocated to the Funds’ members, including the Partnership.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2024 and December 31, 2023, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2024	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,423,213	$(2,423,213)	$-	$-	$-	$-
Forwards	1,633,933	(1,633,933)	-	-	-	-

Total assets	$4,057,146	$(4,057,146)	$-	$-	$-	$-

Liabilities
Futures	$(3,317,612)	$2,423,213	$(894,399)	$-	$894,399	$-
Forwards	(1,767,273)	1,633,933	(133,340)	-	133,340	-

Total liabilities	$(5,084,885)	$4,057,146	$(1,027,739)	$-	$1,027,739	$-

Net fair value						$-	*

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2023	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$4,933,516	$(4,767,875)	$165,641	$-	$-	$165,641
Forwards	1,662,827	(1,657,979)	4,848	-	-	4,848

Total assets	$6,596,343	$(6,425,854)	$170,489	$-	$-	$170,489

Liabilities
Futures	$(4,767,875)	$4,767,875	$-	$-	$-	$-
Forwards	(1,657,979)	1,657,979	-	-	-	-

Total liabilities	$(6,425,854)	$6,425,854	$-	$-	$-	$-

Net fair value						$170,489	*

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of June 30, 2024 and December 31, 2023, respectively.

	June 30,
	2024
Assets
Futures Contracts
Currencies	$23,605
Energy	1,115,969
Grains	753,766
Livestock	74,387
Metals	139,560
Softs	315,926

Total unrealized appreciation on open futures contracts	2,423,213

Liabilities
Futures Contracts
Currencies	(45,690)
Energy	(1,466,564)
Grains	(290,326)
Livestock	(40,321)
Metals	(107,568)
Softs	(1,367,143)

Total unrealized depreciation on open futures contracts	(3,317,612)

Net unrealized depreciation on open futures contracts	$(894,399)	*

Assets
Forward Contracts
Metals	$1,633,933

Total unrealized appreciation on open forward contracts	1,633,933

Liabilities
Forward Contracts
Metals	(1,767,273)

Total unrealized depreciation on open forward contracts	(1,767,273)

Net unrealized depreciation on open forward contracts	$(133,340)	**

Assets
Options Purchased
Energy	$77,180
Grains	2,039,625
Livestock	311,405
Metals	42,722
Softs	97,696

Total options purchased	$2,568,628	***

Liabilities
Options Written
Energy	$(39,860)
Grains	(863,712)
Livestock	(184,130)
Metals	(77,974)
Softs	(1,518,509)

Total options written	$(2,684,185)	****

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2024		2023		2024		2023
Currencies	$(42,841)		$(138,655)		$(96,815)		$(220,580)
Energy	(714,134)		(1,510,665)		2,645,970		(3,212,293)
Grains	388,217		298,980		4,082,801		(687,992)
Livestock	(420,922)		1,338,841		154,364		1,660,221
Metals	(144,388)		159,058		(877,982)		293,343
Softs	(1,353,201)		1,483,642		(3,683,284)		1,940,507

Total	$(2,287,269)	*****	$1,631,201	*****	$2,225,054	*****	$(226,794)	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2024 and December 31, 2023 and for the periods ended June 30, 2024 and 2023, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

June 30, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,423,213	$2,423,213	$-	$-
Forwards	1,633,933	-	1,633,933	-
Options purchased	2,568,628	2,568,628	-	-

Total assets	$6,625,774	$4,991,841	$1,633,933	$-

Liabilities
Futures	$3,317,612	$3,317,612	$-	$-
Forwards	1,767,273	-	1,767,273	-
Options written	2,684,185	2,684,185	-	-

Total liabilities	$7,769,070	$6,001,797	$1,767,273	$-

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,933,516	$4,933,516	$-	$-
Forwards	1,662,827	-	1,662,827	-
Options purchased	2,088,771	2,088,771	-	-

Total assets	$8,685,114	$7,022,287	$1,662,827	$-

Liabilities
Futures	$4,767,875	$4,767,875	$-	$-
Forwards	1,657,979	-	1,657,979	-
Options written	1,596,340	1,596,340	-	-

Total liabilities	$8,022,194	$6,364,215	$1,657,979	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of June 30, 2024 and December 31, 2023, respectively.

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2024.
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
At June 30, 2024, the Partnership owned approximately 28.5% of NL Master and 42.4% of Drakewood Master. At December 31, 2023, the Partnership owned approximately 28.3% of NL Master and 35.5% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	June 30, 2024
	Total Assets	Total Liabilities	Total Capital
NL Master	$35,662,652	$3,866,761	$31,795,891
Drakewood Master	52,219,515	3,467,122	48,752,393

	December 31, 2023
	Total Assets	Total Liabilities	Total Capital
NL Master	$40,864,449	$126,823	$40,737,626
Drakewood Master	51,637,147	5,483,874	46,153,273

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2024
	Net Investment	Total Trading

	Income (Loss)	Results	Net Income (Loss)
NL Master	$351,149	$(2,626,036)	$(2,274,887)
Drakewood Master	362,277	(751,386)	(389,109)

	For the six months ended June 30, 2024
	Net Investment	Total Trading

	Income (Loss)	Results	Net Income (Loss)
NL Master	$824,544	$(5,986,329)	$(5,161,785)
Drakewood Master	683,298	(315,390)	367,908

	For the three months ended June 30, 2023
	Net Investment	Total Trading

	Income (Loss)	Results	Net Income (Loss)
NL Master	$432,129	$953,963	$1,386,092
Drakewood Master	373,072	(889,597)	(516,525)

	For the six months ended June 30, 2023
	Net Investment	Total Trading

	Income (Loss)	Results	Net Income (Loss)
NL Master	$804,887	$(3,492,307)	$(2,687,420)
Drakewood Master	641,952	(1,743,275)	(1,101,323)
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds is shown in the following tables:

	June 30, 2024		For the three months ended June 30, 2024
	% of			Expenses		Net

	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions

Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
NL Master	6.48%	$9,109,533	$(639,701)	$10,154	$4,806	$(654,661)	Commodity Portfolio	Monthly
Drakewood Master	14.75%	20,734,643	(156,218)	36,290	7,259	(199,767)	Commodity Portfolio	Monthly

		$29,844,176	$(795,919)	$46,444	$12,065	$(854,428)

	June 30, 2024		For the six months ended June 30, 2024
	% of			Expenses		Net

	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions

Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
NL Master	6.48%	$9,109,533	$(1,509,441)	$14,050	$9,889	$(1,533,380)	Commodity Portfolio	Monthly
Drakewood Master	14.75%	20,734,643	168,951	59,247	14,029	95,675	Commodity Portfolio	Monthly

		$29,844,176	$(1,340,490)	$73,297	$23,918	$(1,437,705)

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

	December 31, 2023		For the three months ended June 30, 2023
	% of			Expenses		Net

	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions

Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
NL Master	8.00%	$11,558,658	$393,990	$6,335	$4,470	$383,185	Commodity Portfolio	Monthly
Drakewood Master	11.38%	16,459,442	(242,316)	21,636	6,394	(270,346)	Commodity Portfolio	Monthly

		$28,018,100	$151,674	$27,971	$10,864	$112,839

	December 31, 2023		For the six months ended June 30, 2023
	% of			Expenses		Net

	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions

Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
NL Master	8.00%	$11,558,658	$(723,321)	$10,876	$8,921	$(743,118)	Commodity Portfolio	Monthly
Drakewood Master	11.38%	16,459,442	(390,589)	44,484	11,565	(446,638)	Commodity Portfolio	Monthly

		$28,018,100	$(1,113,910)	$55,360	$20,486	$(1,189,756)

7.	Financial Instrument Risks:
In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet
risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards
, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2024.

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

For the six months ended June 30, 2024, Partnership capital decreased 2.8% from $144,572,899 to $140,594,904. This decrease was attributable to redemptions of 2,090.6020 Class A limited partner Redeemable Units totaling $5,806,781 and redemptions of 33.0400 Class Z general partner Redeemable Units totaling $75,097 which was partially offset by subscriptions of 444.5740 Class A limited partner Redeemable Units totaling $1,235,000, subscriptions of 54.1850 Class Z general partner Redeemable Units totaling $125,000 and net income of $543,883. Future redemptions can impact the amount of funds available for direct investments and investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2024, the net asset value per Redeemable Unit for Class A decreased 2.0% from $2,794.92 to $2,739.56 as compared to an increase of 0.8% in the second quarter of 2023. During the Partnership’s second quarter of 2024, the net asset value per Redeemable Unit for Class D decreased 2.0% from $2,216.28 to $2,172.39 as compared to an increase of 0.8% in the second quarter of 2023. During the Partnership’s second quarter of 2024, the net asset value per Redeemable Unit for Class Z decreased 1.8% from $2,314.47 to $2,272.91 as compared to an increase of 1.0% in the second quarter of 2023. The Partnership experienced a net trading loss before fees and expenses during the second quarter of 2024 of $3,391,088. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, livestock, metals and softs and were partially offset by gains in grains. The Partnership experienced a net trading gain before fees and expenses during the second quarter of 2023 of $1,482,263. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in grains, livestock, metals and softs and were partially offset by losses in currencies and energy.

During the second quarter, the Partnership’s most significant losses were incurred within the energies during April and May from global carbon emission futures as uncertainty over the strength of global industrial output roiled carbon markets. Additional losses were recorded in the soft commodities during April from short positions in cocoa and coffee futures as dwindling global supplies and weather-related threats to crops pushed prices higher. In the metals, losses were incurred during June from long positions in copper futures as prices reversed lower following a prolonged bullish trend as reports of tepid economic growth in China could potentially curtail Chinese copper demand. Additional losses were experienced in the livestock markets during May from short positions in live cattle futures as prices moved higher on declining beef production due to low cattle inventories at U.S. farms. A portion of the Partnership’s losses for the second quarter was offset by gains achieved within the grains markets from short positions in soybean and wheat futures as prices fell during June. An increase in exports of grains from South America, favorable weather growing conditions in the U.S. Midwest and reports showing an increase in crop lands dedicated to grain production all contributed to the decline in prices.

During the Partnership’s six months ended June 30, 2024, the net asset value per Redeemable Unit for Class A increased 0.3% from $2,730.63 to $2,739.56 as compared to a decrease of 1.4% during the six months ended June 30, 2023. During the Partnership’s six months ended June 30, 2024, the net asset value per Redeemable Unit for Class D increased 0.3% from $2,165.30 to $2,172.39 as compared to a decrease of 1.4% during six months ended June 30, 2023. During the Partnership’s six months ended June 30, 2024, the net asset value per Redeemable Unit for Class Z increased 0.7% from $2,256.96 to $2,272.91 as compared to a decrease of 1.0% during the six months ended June 30, 2023. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2024 of $271,796. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains and livestock and were partially offset by losses in metals and softs. The Partnership experienced a net trading loss before fees and expenses for the six months ended June 30, 2023 of $1,862,454. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy and grains and were partially offset by gains in livestock, metals and softs.

During the first six months of the year, the most notable trading gains were achieved in the grains sector during January and February from short positions in soybean and corn futures as prices fell to near three-year lows amid reports of growing grain production in the U.S. and South America. Further gains in the sector were recorded from short positions in soybean and wheat futures as prices also fell during June. In the energies, gains were recorded during January from long positions in crude oil and its refined products as heightened tensions in the Middle East disrupted shipping in the Red Sea, boosting oil prices. Further gains in the energies were achieved during March from long positions in Brent crude oil and West Texas Intermediate crude oil futures. Long positions in live cattle futures were also profitable as prices advanced during the first quarter on signs U.S. cattle inventories would be lower-than-expected. A portion of the Partnership’s gains for the first six months of the year was offset by losses incurred within the soft commodities sector during March and April from short positions in coffee and cocoa futures as prices rallied as adverse weather conditions in key growing regions threatened crop supplies. Additional losses in the soft commodities sector were experienced during January from short positions in coffee and sugar futures. In the metals, losses were incurred during June from long positions in copper futures as prices reversed lower following a prolonged bullish trend as reports of tepid economic growth in China could potentially curtail Chinese copper demand.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and six months ended June 30, 2024 increased by $62,357 and $341,669, respectively, as compared to the corresponding periods in 2023. The increase in interest income was primarily due to higher interest rates during the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2024 increased by $45,923 and $57,542, respectively, as compared to the corresponding periods in 2023. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted Net Assets of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2024 decreased by $16,553 and $24,521, respectively, as compared to the corresponding periods in 2023. The decrease was due to lower average adjusted net assets during the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023.

Management fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2024 decreased by $34,965 and $40,467, respectively, as compared to the corresponding periods in 2023. The decrease was due to lower average net assets during the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2024 decreased by $18,800 and $29,057, respectively, as compared to the corresponding periods in 2023. This decrease was due to lower average net assets during the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023.

Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three months ended June 30, 2024 resulted in a reversal of incentive fees of $195,747. Trading performance for the six months ended June 30, 2024 resulted in incentive fees of $460,557. Trading performance for the three and six months ended June 30, 2023 resulted in incentive fees of $560,460 and $684,947, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

As of June 30, 2024 and March 31, 2024, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2024	June 30, 2024 (percentage of Partners’ Capital)	March 31, 2024	March 31, 2024 (percentage of Partners’ Capital)
Millburn	$44,817,613	32%	$44,828,857	31%
Ospraie	29,011,170	21%	36,680,464	25%
Northlander	9,109,534	6%	11,102,662	8%
Drakewood	20,734,643	15%	16,616,249	11%
EMC	6,813,051	5%	6,340,148	4%
Opus	28,502,449	20%	27,789,722	19%
Unallocated	1,606,444	1%	2,604,306	2%

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2024. As of June 30, 2024, the Partnership’s total capitalization was $140,594,904.

June 30, 2024
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$198,405	0.14%
Energy	2,859,310	2.03
Grains	1,857,257	1.32
Livestock	329,177	0.23
Metals	3,979,947	2.83
Softs	2,993,702	2.13

Total	$12,217,798	8.68%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds as of June 30, 2024 and December 31, 2023, and the highest, lowest and average values during the three months ended June 30, 2024 and the twelve months ended December 31, 2023. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2024 and December 31, 2023, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2024
		% of Total Capitalization	Three Months Ended June 30, 2024
Market Sector	Value at Risk		High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$155,650	0.11%	$271,403	$83,545	$152,757
Energy	1,841,274	1.31	2,490,018	454,870	1,445,731
Grains	1,857,257	1.32	2,377,360	854,112	1,377,475
Livestock	329,177	0.23	405,379	58,685	172,865
Metals	1,491,807	1.06	1,875,738	1,073,924	1,490,696
Softs	2,993,702	2.13	5,239,839	2,393,824	3,770,713

Total	$8,668,867	6.16%

*	Average of daily Values at Risk.

December 31, 2023
		% of Total Capitalization	Twelve Months Ended December 31, 2023
Market Sector	Value at Risk		High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$71,390	0.05%	$811,963	$71,390	$340,211
Energy	3,631,942	2.51	4,668,801	1,173,780	2,658,518
Grains	2,154,822	1.49	6,213,199	634,659	2,688,416
Livestock	280,803	0.19	754,930	47,059	250,322
Metals	1,392,560	0.96	3,078,026	1,151,668	1,763,373
Softs	2,330,742	1.61	2,869,817	454,252	1,449,734

Total	$9,862,259	6.81%

*	Annual average of daily Values at Risk.

As of June 30, 2024, NL Master’s total capitalization was $31,795,891, and the Partnership owned approximately 28.5% of NL Master. As of June 30, 2024, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to NL Master for trading) was as follows:

June 30, 2024
		% of Total Capitalization	Three Months Ended June 30, 2024
Market Sector	Value at Risk		High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$3,572,055	11.23%	$5,473,070	$3,111,535	$4,337,373

Total	$3,572,055	11.23%

*	Average of daily Values at Risk.

As of December 31, 2023, NL Master’s total capitalization was $40,737,626, and the Partnership owned approximately 28.3% of NL Master. As of December 31, 2023, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to NL Master for trading) was as follows:

December 31, 2023
		% of Total Capitalization	Twelve Months Ended December 31, 2023
Market Sector	Value at Risk		High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$2,277,059	5.59%	$4,647,914	$832,520	$2,281,544

Total	$2,277,059	5.59%

*	Annual average of daily Values at Risk.

As of June 30, 2024, Drakewood Master’s total capitalization was $48,752,393, and the Partnership owned approximately 42.4% of Drakewood Master. As of June 30, 2024, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood Master for trading) was as follows:

June 30, 2024
		% of Total Capitalization	Three Months Ended June 30, 2024
Market Sector	Value at Risk		High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$100,837	0.21%	$140,800	$71,005	$92,650
Metals	5,868,254	12.04	9,052,374	5,557,973	7,744,863

Total	$5,969,091	12.25%

*	Average of daily Values at Risk.

As of December 31, 2023, Drakewood Master’s total capitalization was $46,153,273, and the Partnership owned approximately 35.5% of Drakewood Master. As of December 31, 2023, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood Master for trading) was as follows:

December 31, 2023
		% of Total Capitalization	Twelve Months Ended December 31, 2023
Market Sector	Value at Risk		High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$152,680	0.33%	$355,410	$108,130	$205,414
Metals	5,230,558	11.33	7,224,155	2,376,417	4,343,085

Total	$5,383,238	11.66%

*	Annual average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Civil Litigation

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $133. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiffs by the Company was approximately $116. On August 11, 2016, the Appellate Division affirmed the trial court’s order denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On October 1, 2024, trial is scheduled to begin.

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 11, 2024, the court granted preliminary approval of the settlement.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 Viacom Class B Common Stock offering and a $1,000 offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Company, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Company and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate Division denied the plaintiff’s and the Company’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification. On February 14, 2024, the defendants filed their notice of appeal of the court’s grant of class certification.

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, along with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). Plaintiffs seek, among other relief, treble damages. The class action complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On October 5, 2023, defendants petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision, which was granted on February 5, 2024.

An affiliate of the Company is engaging with the U.K. Competition and Markets Authority in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding its activities concerning certain liquid fixed income products between 2009 and 2012. On May 24, 2023, the U.K. Competition and Markets Authority issued a Statement of Objections setting out its provisional findings that the affiliate had breached U.K. competition law by sharing competitively sensitive information in connection with gilts and gilt asset swaps between 2009 and 2012.The affiliate is contesting the provisional findings. Separately, on June 16, 2023, the affiliate and the Company, together with a number of other financial institutions, were named as defendants in a purported antitrust class action in the United States District Court for the SDNY styled Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al., alleging, inter alia, that they violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. On September 28, 2023, the defendants filed a joint motion to dismiss the complaint, which has been fully briefed.

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
for the quarter ended March 31, 2024.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended June 30, 2024, there were subscriptions of 143.8480 Class A Redeemable Units totaling $400,000. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interest in commodity pools.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	211.4900	$2,774.42	N/A	N/A
May 1, 2024 - May 31, 2024	268.4120	$2,739.91	N/A	N/A
June 1, 2024 - June 30, 2024	551.4190	$2,739.56	N/A	N/A
	1,031.3210	$2,746.80

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
Item 3.
Defaults Upon Senior Securities
.
None.
Item 4.
Mine Safety Disclosures
.
Not Applicable.
Item 5.
Other Information
.
The Partnership has
no
directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended June 30, 2024, no officers or directors of the General Partner adopted, modified or terminated a
“Rule 10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2024 by the directors and officers of the General Partner.

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

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 9, 2024

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	August 9, 2024

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.