Form 10-Q
period 2024-09-30
Ceres Tactical Commodity L.P.
filed 2024-11-12
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
of the Exchange Act).
Yes

 No
X
As of October 31, 2024, 48,190.5437 Limited Partnership Class A Redeemable Units were outstanding, 100.0580 Limited Partnership Class D Redeemable Units were outstanding and 505.2760 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Commodity L.P.
Statements of Financial Condition

	September 30, 2024 (Unaudited)	December 31, 2023
Assets:

Investment in the Funds (1) , at fair value	$28,875,651	$28,018,100
Redemptions receivable from the Funds	79,417	1,578,543

Equity in trading account:
Unrestricted cash	100,579,971	110,838,491
Restricted cash	7,714,713	9,951,077
Foreign cash (cost $440,563 and $736,239 at September 30, 2024 and December 31, 2023, respectively)	481,129	748,848
Net unrealized appreciation on open futures contracts	-	165,641
Net unrealized appreciation on open forward contracts	-	4,848
Options purchased, at fair value (premiums paid $4,084,123 and $2,627,087 at September 30, 2024 and December 31, 2023, respectively)	2,097,305	2,088,771

Total equity in trading account	110,873,118	123,797,676
Interest receivable	418,507	503,125

Total assets	$140,246,693	$153,897,444

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$209,521	$-
Net unrealized depreciation on open forward contracts	147,816	-
Options written, at fair value (premiums received $1,163,542 and $1,845,760 at September 30, 2024 and December 31, 2023, respectively)	2,056,624	1,596,340
Accrued expenses:
Ongoing selling agent fees	84,479	93,449
Management fees	131,965	149,063
General Partner fees	85,933	95,011
Incentive fees	372,049	513,460
Professional fees	254,670	190,288
Redemptions payable to General Partner	-	74,997
Redemptions payable to Limited Partners	1,258,453	6,611,937

Total liabilities	4,601,510	9,324,545

Partners’ Capital:
General Partner, Class Z, 670.6520 and 703.6920 Redeemable Units outstanding at September 30, 2024 and December 31, 2023, respectively	1,483,400	1,588,201
Limited Partners, Class A, 49,900.6877 and 51,880.4717 Redeemable Units outstanding at September 30, 2024 and December 31, 2023, respectively	132,783,801	141,666,113
Limited Partners, Class D, 100.0580 Redeemable Units outstanding at September 30, 2024 and December 31, 2023	211,128	216,656
Limited Partners, Class Z, 527.5400 and 488.2370 Redeemable Units outstanding at September 30, 2024 and December 31, 2023, respectively	1,166,854	1,101,929

Total partners’ capital (net asset value)	135,645,183	144,572,899

Total liabilities and partners’ capital	$140,246,693	$153,897,444

Net asset value per Redeemable Unit:
Class A	$2,660.96	$2,730.63

Class D	$2,110.06	$2,165.30

Class Z	$2,211.88	$2,256.96

(1)	Defined in Note 1.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
September 30, 2024
(Unaudited)

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	87	$113,870	0.08%
Energy	1,189	(234,185)	(0.17)
Grains	532	527,332	0.39
Livestock	80	56,890	0.04
Metals	173	562,203	0.41
Softs	343	132,367	0.10

Total futures contracts purchased		1,158,477	0.85

Futures Contracts Sold
Currencies	40	10,280	0.01
Energy	1,275	82,299	0.06
Grains	1,646	(939,231)	(0.69)
Livestock	140	(27,768)	(0.02)
Metals	29	(18,981)	(0.01)
Softs	254	(474,597)	(0.35)

Total futures contracts sold		(1,367,998)	(1.00)

Net unrealized depreciation on open futures contracts		$(209,521)	(0.15)%

Unrealized Appreciation on Open Forward Contracts
Metals	404	$2,330,925	1.72%

Total unrealized appreciation on open forward contracts		2,330,925	1.72

Unrealized Depreciation on Open Forward Contracts
Metals	352	(2,478,741)	(1.83)

Total unrealized depreciation on open forward contracts		(2,478,741)	(1.83)

Net unrealized depreciation on open forward contracts		$(147,816)	(0.11)%

Options Purchased
Calls
Energy	70	$65,100	0.05%
Livestock	7	19,670	0.02
Metals	21	29,759	0.03
Softs	17	39,032	0.03
Puts
Grains	1,484	1,376,482	1.01
Livestock	562	494,400	0.36
Metals	44	28,625	0.02
Softs	114	44,237	0.03

Total options purchased (premiums paid $4,084,123)		$2,097,305	1.55%

Options Written
Calls
Energy	10	$(20,200)	(0.01)%
Grains	63	(157,237)	(0.12)
Livestock	6	(4,200)	(0.00) *
Metals	18	(18,149)	(0.01)
Softs	41	(1,364,680)	(1.01)
Puts
Energy	11	(57,310)	(0.04)
Grains	511	(282,857)	(0.21)
Livestock	500	(117,520)	(0.09)
Metals	44	(28,625)	(0.02)
Softs	6	(5,846)	(0.01)

Total options written (premiums received $1,163,542)		$(2,056,624)	(1.52)%

	Fair Value	% of Partners Capital
Investment in the Funds
CMF NL Master Fund LLC	$7,800,511	5.75%
CMF Drakewood Master Fund LLC	21,075,140	15.54

Total investment in the Funds	$28,875,651	21.29%

*	Due to rounding.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
December 31, 2023

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	54	$65,865	0.04	%
Energy
BRENT CRUDE FUTR MAR24	671	(1,457,610)	(1.01)
Other	706	(1,409,039)	(0.97)
Grains	1,085	(417,295)	(0.29)
Livestock	85	(52,130)	(0.04)
Metals	156	109,953	0.08
Softs	271	(14,153)	(0.01)

Total futures contracts purchased		(3,174,409)	(2.20)

Futures Contracts Sold
Currencies	51	(87,314)	(0.05)
Energy	1,437	1,927,828	1.33
Grains	2,165	1,590,744	1.10
Livestock	104	62,985	0.04
Metals	99	(13,604)	(0.01)
Softs	455	(140,589)	(0.10)

Total futures contracts sold		3,340,050	2.31

Net unrealized appreciation on open futures contracts		$165,641	0.11	%

Unrealized Appreciation on Open Forward Contracts
Metals	462	$1,662,827	1.15	%

Total unrealized appreciation on open forward contracts		1,662,827	1.15

Unrealized Depreciation on Open Forward Contracts
Metals	444	(1,657,979)	(1.15)

Total unrealized depreciation on open forward contracts		(1,657,979)	(1.15)

Net unrealized appreciation on open forward contracts		$4,848	0.00	%

Options Purchased
Calls
Energy	17	$51,510	0.04	%
Grains	16	900	0.00	*
Livestock	545	164,590	0.11
Metals	18	4,352	0.00	*
Puts
Grains	763	1,816,894	1.25
Metals	37	26,645	0.02
Softs	16	23,880	0.02

Total options purchased (premiums paid $2,627,087)		$2,088,771	1.44	%

Options Written
Calls
Grains	218	$(137,612)	(0.10)%
Livestock	109	(34,880)	(0.02)
Metals	18	(4,352)	(0.00)	*
Softs	75	(566,133)	(0.38)
Puts
Energy	59	(356,360)	(0.25)
Grains	793	(431,038)	(0.30)
Livestock	20	(39,320)	(0.03)
Metals	37	(26,645)	(0.02)

Total options written (premiums received $1,845,760)		$(1,596,340)	(1.10)%

	Fair Value	% of Partners Capital
Investment in the Funds
CMF NL Master Fund LLC	$11,558,658	8.00	%
CMF Drakewood Master Fund LLC	16,459,442	11.38

Total investment in the Funds	$28,018,100	19.38	%

*	Due to rounding.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income:
Interest income	$1,360,618	$1,493,500	$4,231,564	$4,113,795
Interest income allocated from the Funds	292,762	325,240	905,530	846,990

Total investment income	1,653,380	1,818,740	5,137,094	4,960,785

Expenses:
Expenses allocated from the Funds	73,982	46,617	171,197	122,463
Clearing fees related to direct investments	293,865	186,321	737,390	572,304
Ongoing selling agent fees	259,571	282,903	799,775	847,628
Management fees	405,304	454,934	1,261,201	1,351,298
General Partner fees	264,079	287,306	813,813	866,097
Incentive fees	(88,508)	242,826	372,049	927,773
Professional fees	135,368	111,355	399,863	337,766

Total expenses	1,343,661	1,612,262	4,555,288	5,025,329

Net investment income (loss)	309,719	206,478	581,806	(64,544)

Trading Results:
Net gains (losses) on trading of commodity interests and investments in the Funds:
Net realized gains (losses) on closed contracts	(2,973,682)	8,100,048	1,498,038	8,323,086
Net realized gains (losses) on closed contracts allocated from the Funds	(1,777,948)	183,397	(1,142,493)	(1,736,576)
Net change in unrealized gains (losses) on open contracts	(844,207)	(914,862)	(3,090,873)	(1,364,694)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	1,239,803	(836,209)	(1,348,910)	(551,896)

Total trading results	(4,356,034)	6,532,374	(4,084,238)	4,669,920

Net income (loss)	$(4,046,315)	$6,738,852	$(3,502,432)	$4,605,376

Net income (loss) per Redeemable Unit: *
Class A	$(78.60)	$121.62	$(69.67)	$84.10

Class D	$(62.33)	$96.44	$(55.24)	$66.68

Class Z	$(61.03)	$104.52	$(45.08)	$82.05

Weighted average Redeemable Units outstanding:
Class A	50,618.5337	54,212.2920	51,140.4614	54,968.4651

Class D	100.0580	365.0580	100.0580	521.7247

Class Z	1,208.1133	1,184.4263	1,223.8016	1,621.4198

*	Represents the change in net asset value per Redeemable Unit during the period.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Changes in Partners’ Capital
For the Three and Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2022	$149,662,300	54,987.0707	$1,295,117	600.0580	$4,078,584	1,826.7320	$155,036,001	57,413.8607
Subscriptions - Limited Partners	4,842,119	1,797.0950	-	-	237,500	106.8330	5,079,619	1,903.9280
Redemptions - Limited Partners	(8,459,449)	(3,129.4100)	(1,089,837)	(500.0000)	(1,589,919)	(719.2070)	(11,139,205)	(4,348.6170)
Net income (loss)	4,503,231	-	17,349	-	84,796	-	4,605,376	-

Partners’ Capital, September 30, 2023	$150,548,201	53,654.7557	$222,629	100.0580	$2,810,961	1,214.3580	$153,581,791	54,969.1717

Partners’ Capital, June 30, 2023	$145,911,571	54,358.4647	$777,048	365.0580	$2,510,106	1,135.6650	$149,198,725	55,859.1877
Subscriptions - Limited Partners	425,000	157.8830	-	-	175,000	78.6930	600,000	236.5760
Redemptions - Limited Partners	(2,366,161)	(861.5920)	(589,625)	(265.0000)	-	-	(2,955,786)	(1,126.5920)
Net income (loss)	6,577,791	-	35,206	-	125,855	-	6,738,852	-

Partners’ Capital, September 30, 2023	$150,548,201	53,654.7557	$222,629	100.0580	$2,810,961	1,214.3580	$153,581,791	54,969.1717

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2023	$141,666,113	51,880.4717	$216,656	100.0580	$2,690,130	1,191.9290	$144,572,899	53,172.4587
Subscriptions - Limited Partners	3,367,500	1,223.8260	-	-	125,000	54.1850	3,492,500	1,278.0110
Redemptions - General Partner	-	-	-	-	(75,097)	(33.0400)	(75,097)	(33.0400)
Redemptions - Limited Partners	(8,809,048)	(3,203.6100)	-	-	(33,639)	(14.8820)	(8,842,687)	(3,218.4920)
Net income (loss)	(3,440,764)	-	(5,528)	-	(56,140)	-	(3,502,432)	-

Partners’ Capital, September 30, 2024	$132,783,801	49,900.6877	$211,128	100.0580	$2,650,254	1,198.1920	$135,645,183	51,198.9377

Partners’ Capital, June 30, 2024	$137,620,332	50,234.4437	$217,364	100.0580	$2,757,208	1,213.0740	$140,594,904	51,547.5757
Subscriptions - Limited Partners	2,132,500	779.2520	-	-	-	-	2,132,500	779.2520
Redemptions - Limited Partners	(3,002,267)	(1,113.0080)	-	-	(33,639)	(14.8820)	(3,035,906)	(1,127.8900)
Net income (loss)	(3,966,764)	-	(6,236)	-	(73,315)	-	(4,046,315)	-

Partners’ Capital, September 30, 2024	$132,783,801	49,900.6877	$211,128	100.0580	$2,650,254	1,198.1920	$135,645,183	51,198.9377

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
As of September 30, 2024, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Northlander Commodity Advisors LLP (“Northlander”), Drakewood Capital Management Limited (“Drakewood”), EMC Capital Advisors, LLC (“EMC”) and Opus Futures, LLC (“Opus”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co. and are not responsible for the organization or operation of the Partnership.
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
During the reporting periods ended September 30, 2024 and 2023, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2024 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2024 and 2023. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2024 and 2023, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.
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
Partnership’s Cash
. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2024 and December 31, 2023, the amount of cash held for margin requirements was $7,714,713 and $9,951,077, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $481,129 (cost of $440,563) and $748,848 (cost of $736,239) as of September 30, 2024 and December 31, 2023, respectively.
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
10-K
for the year ended December 31, 2023.

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2024 and 2023 were as follows.

	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023			September 30, 2024			September 30, 2023
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(84.49)	$(67.06)	$(70.14)	$117.99	$93.57	$97.38	$(80.50)	$(64.03)	$(67.31)	$85.54	$69.22	$72.08
Net investment income (loss)	5.89	4.73	9.11	3.63	2.87	7.14	10.83	8.79	22.23	(1.44)	(2.54)	9.97

Increase (decrease) for the period	(78.60)	(62.33)	(61.03)	121.62	96.44	104.52	(69.67)	(55.24)	(45.08)	84.10	66.68	82.05
Net asset value per Redeemable Unit, beginning of period	2,739.56	2,172.39	2,272.91	2,684.25	2,128.56	2,210.25	2,730.63	2,165.30	2,256.96	2,721.77	2,158.32	2,232.72

Net asset value per Redeemable Unit, end of period	$2,660.96	$2,110.06	$2,211.88	$2,805.87	$2,225.00	$2,314.77	$2,660.96	$2,110.06	$2,211.88	$2,805.87	$2,225.00	$2,314.77

	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023			September 30, 2024			September 30, 2023
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment income (loss) ***	0.7%	0.7%	1.5%	1.0%	1.2%	1.8%	0.6%	0.7%	1.4%	0.1%	-%	0.8%

Operating expenses	4.1%	4.1%	3.3%	3.6%	4.4%	2.9%	3.9%	3.9%	3.2%	3.6%	3.9%	3.0%
Incentive fees	(0.1)%	(0.1)%	(0.1)%	0.2%	0.2%	0.2%	0.3%	0.2%	0.2%	0.6%	0.7%	0.7%

Total expenses	4.0%	4.0%	3.2%	3.8%	4.6%	3.1%	4.2%	4.1%	3.4%	4.2%	4.6%	3.7%

Total return:
Total return before incentive fees	(2.9)%	(2.9)%	(2.7)%	4.7%	4.7%	4.9%	(2.3)%	(2.3)%	(1.8)%	3.7%	3.7%	4.3%
Incentive fees	-%	-%	-%	(0.2)%	(0.2)%	(0.2)%	(0.3)%	(0.3)%	(0.2)%	(0.6)%	(0.6)%	(0.6)%

Total return after incentive fees	(2.9)%	(2.9)%	(2.7)%	4.5%	4.5%	4.7%	(2.6)%	(2.6)%	(2.0)%	3.1%	3.1%	3.7%

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
have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2024 and 2023 were 5,533 and 4,334, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2024 and 2023 were 5,841 and 4,791, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2024 and 2023 were 970 and 1,032, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2024 and 2023 were 1,101 and 998, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended September 30, 2024 and 2023 were 4,447 and 795, respectively. The monthly average number of option contracts traded directly by the Partnership during the nine months ended September 30, 2024 and 2023 were 3,354 and 1,202, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.
All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds for indirect trading and allocated to the Funds’ members, including the Partnership.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2024 and December 31, 2023, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
September 30, 2024	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,577,714	$(2,577,714)	$-	$-	$-	$-
Forwards	2,330,925	(2,330,925)	-	-	-	-

Total assets	$4,908,639	$(4,908,639)	$-	$-	$-	$-

Liabilities
Futures	$(2,787,235)	$2,577,714	$(209,521)	$-	$209,521	$-
Forwards	(2,478,741)	2,330,925	(147,816)	-	147,816	-

Total liabilities	$(5,265,976)	$4,908,639	$(357,337)	$-	$357,337	$-

Net fair value						$-	*

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2023	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$4,933,516	$(4,767,875)	$165,641	$-	$-	$165,641
Forwards	1,662,827	(1,657,979)	4,848	-	-	4,848

Total assets	$6,596,343	$(6,425,854)	$170,489	$-	$-	$170,489

Liabilities
Futures	$(4,767,875)	$4,767,875	$-	$-	$-	$-
Forwards	(1,657,979)	1,657,979	-	-	-	-

Total liabilities	$(6,425,854)	$6,425,854	$-	$-	$-	$-

Net fair value						$170,489	*

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2024 and December 31, 2023, respectively.

	September 30,
	2024
Assets
Futures Contracts
Currencies	$132,015
Energy	500,735
Grains	558,474
Livestock	84,829
Metals	597,888
Softs	703,773

Total unrealized appreciation on open futures contracts	2,577,714

Liabilities
Futures Contracts
Currencies	(7,865)
Energy	(652,621)
Grains	(970,373)
Livestock	(55,707)
Metals	(54,666)
Softs	(1,046,003)

Total unrealized depreciation on open futures contracts	(2,787,235)

Net unrealized depreciation on open futures contracts	$(209,521)	*

Assets
Forward Contracts
Metals	$2,330,925

Total unrealized appreciation on open forward contracts	2,330,925

Liabilities
Forward Contracts
Metals	(2,478,741)

Total unrealized depreciation on open forward contracts	(2,478,741)

Net unrealized depreciation on open forward contracts	$(147,816)	**

Assets
Options Purchased
Energy	$65,100
Grains	1,376,482
Livestock	514,070
Metals	58,384
Softs	83,269

Total options purchased	$2,097,305	***

Liabilities
Options Written
Energy	$(77,510)
Grains	(440,094)
Livestock	(121,720)
Metals	(46,774)
Softs	(1,370,526)

Total options written	$(2,056,624)	****

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2024		2023		2024		2023
Currencies	$(255,749)		$(145,963)		$(352,564)		$(366,543)
Energy	(2,953,925)		5,856,446		(307,955)		2,644,153
Grains	(185,024)		1,275,354		3,897,777		587,362
Livestock	(143,899)		(328,056)		10,465		1,332,165
Metals	332,705		214,920		(545,277)		508,263
Softs	(611,997)		312,485		(4,295,281)		2,252,992

Total	$(3,817,889)	*****	$7,185,186	*****	$(1,592,835)	*****	$6,958,392	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2024 and December 31, 2023 and for the periods ended September 30, 2024 and 2023, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

September 30, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,577,714	$2,577,714	$-	$-
Forwards	2,330,925	-	2,330,925	-
Options purchased	2,097,305	2,097,305	-	-

Total assets	$7,005,944	$4,675,019	$2,330,925	$-

Liabilities
Futures	$2,787,235	$2,787,235	$-	$-
Forwards	2,478,741	-	2,478,741	-
Options written	2,056,624	2,056,624	-	-

Total liabilities	$7,322,600	$4,843,859	$2,478,741	$-

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,933,516	$4,933,516	$-	$-
Forwards	1,662,827	-	1,662,827	-
Options purchased	2,088,771	2,088,771	-	-

Total assets	$8,685,114	$7,022,287	$1,662,827	$-

Liabilities
Futures	$4,767,875	$4,767,875	$-	$-
Forwards	1,657,979	-	1,657,979	-
Options written	1,596,340	1,596,340	-	-

Total liabilities	$8,022,194	$6,364,215	$1,657,979	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of September 30, 2024 and December 31, 2023, respectively.

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2024.
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
At September 30, 2024, the Partnership owned approximately 32.7% of NL Master and 42.4% of Drakewood Master. At December 31, 2023, the Partnership owned approximately 28.3% of NL Master and 35.5% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	September 30, 2024
	Total Assets	Total Liabilities	Total Capital
NL Master	$26,279,262	$2,533,918	$23,745,344
Drakewood Master	53,236,831	3,653,607	49,583,224

	December 31, 2023
	Total Assets	Total Liabilities	Total Capital
NL Master	$40,864,449	$126,823	$40,737,626
Drakewood Master	51,637,147	5,483,874	46,153,273

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2024
	Net Investment	Total Trading

	Income (Loss)	Results	Net Income (Loss)
NL Master	$260,366	$(3,061,068)	$(2,800,702)
Drakewood Master	327,601	887,801	1,215,402

	For the nine months ended September 30, 2024
	Net Investment	Total Trading

	Income (Loss)	Results	Net Income (Loss)
NL Master	$1,084,910	$(9,047,397)	$(7,962,487)
Drakewood Master	1,010,899	572,411	1,583,310

	For the three months ended September 30, 2023
	Net Investment	Total Trading

	Income (Loss)	Results	Net Income (Loss)
NL Master	$490,050	$(1,810,673)	$(1,320,623)
Drakewood Master	376,530	(414,050)	(37,520)

	For the nine months ended September 30, 2023
	Net Investment	Total Trading

	Income (Loss)	Results	Net Income (Loss)
NL Master	$1,294,937	$(5,302,980)	$(4,008,043)
Drakewood Master	1,018,482	(2,157,325)	(1,138,843)
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds is shown in the following tables:

	September 30, 2024		For the three months ended September 30, 2024
	% of			Expenses		Net

	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions

Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
NL Master	5.75%	$7,800,511	$(820,003)	$9,300	$5,176	$(834,479)	Commodity Portfolio	Monthly
Drakewood Master	15.54%	21,075,140	574,620	51,972	7,534	515,114	Commodity Portfolio	Monthly

		$28,875,651	$(245,383)	$61,272	$12,710	$(319,365)

	September 30, 2024		For the nine months ended September 30, 2024
	% of			Expenses		Net

	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions

Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
NL Master	5.75%	$7,800,511	$(2,329,444)	$23,350	$15,065	$(2,367,859)	Commodity Portfolio	Monthly
Drakewood Master	15.54%	21,075,140	743,571	111,219	21,563	610,789	Commodity Portfolio	Monthly

		$28,875,651	$(1,585,873)	$134,569	$36,628	$(1,757,070)

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

	December 31, 2023		For the three months ended September 30, 2023
	% of			Expenses		Net

	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions

Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
NL Master	8.00%	$11,558,658	$(354,779)	$5,798	$4,450	$(365,027)	Commodity Portfolio	Monthly
Drakewood Master	11.38%	16,459,442	27,207	29,860	6,509	(9,162)	Commodity Portfolio	Monthly

		$28,018,100	$(327,572)	$35,658	$10,959	$(374,189)

	December 31, 2023		For the nine months ended September 30, 2023
	% of			Expenses		Net

	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions

Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
NL Master	8.00%	$11,558,658	$(1,078,100)	$16,674	$13,371	$(1,108,145)	Commodity Portfolio	Monthly
Drakewood Master	11.38%	16,459,442	(363,382)	74,344	18,074	(455,800)	Commodity Portfolio	Monthly

		$28,018,100	$(1,441,482)	$91,018	$31,445	$(1,563,945)

7.	Financial Instrument Risks:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2024.

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

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains and losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any. The Partnership’s primary need for capital resources is for Futures Interests trading.

For the nine months ended September 30, 2024, Partnership capital decreased 6.2% from $144,572,899 to $135,645,183. This decrease was attributable to redemptions of 3,203.6100 Class A limited partner Redeemable Units totaling $8,809,048, redemptions of 14.8820 Class Z limited partner Redeemable Units totaling $33,639, redemptions of 33.0400 Class Z general partner Redeemable Units totaling $75,097 and net loss of $3,502,432 which was partially offset by subscriptions of 1,223.8260 Class A limited partner Redeemable Units totaling $3,367,500 and subscriptions of 54.1850 Class Z limited partner Redeemable Units totaling $125,000. Future redemptions can impact the amount of funds available for direct investments and investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2024, the net asset value per Redeemable Unit for Class A decreased 2.9% from $2,739.56 to $2,660.96 as compared to an increase of 4.5% in the third quarter of 2023. During the Partnership’s third quarter of 2024, the net asset value per Redeemable Unit for Class D decreased 2.9% from $2,172.39 to $2,110.06 as compared to an increase of 4.5% in the third quarter of 2023. During the Partnership’s third quarter of 2024, the net asset value per Redeemable Unit for Class Z decreased 2.7% from $2,272.91 to $2,211.88 as compared to an increase of 4.7% in the third quarter of 2023. The Partnership experienced a net trading loss before fees and expenses during the third quarter of 2024 of $4,356,034. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, livestock, and softs and were partially offset by gains in metals. The Partnership experienced a net trading gain before fees and expenses during the third quarter of 2023 of $6,532,374. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains and softs and were partially offset by losses in livestock and metals.

During the third quarter, Partnership’s most significant losses were incurred within the energy sector throughout the quarter from long positions in crude oil futures as prices steadily declined amid high global inventories and concerns a potential slowdown in the global economy could curtail energy demand. Within the soft commodities markets, losses were recorded during August and September from short positions in coffee futures as prices rallied as drought conditions in key growing regions in Vietnam and South America threatened crops. Additional losses were incurred during July from currency hedging positions in the Australian dollar and New Zealand dollar. Within the grains, losses were experienced during September from short positions in soybean and corn futures as grain prices surged higher amid increased global commodity purchasing. Elsewhere, short positions in live cattle futures recorded losses during September as prices advanced on increased buying demand. A portion of the Partnership’s losses for the third quarter was offset by gains achieved within the metals sector during September from long positions in gold futures as a falling U.S. dollar and an outlook for further interest rate cuts boosted demand for precious metals. Additional gains in the metals were experienced during September from long positions in copper and aluminum futures as industrial metals prices rose after China announced economic stimulus measures.

During the Partnership’s nine months ended September 30, 2024, the net asset value per Redeemable Unit for Class A decreased 2.6% from $2,730.63 to $2,660.96 as compared to an increase of 3.1% during the nine months ended September 30, 2023. During the Partnership’s nine months ended September 30, 2024, the net asset value per Redeemable Unit for Class D decreased 2.6% from $2,165.30 to $2,110.06 as compared to an increase of 3.1% during the nine months ended September 30, 2023. During the Partnership’s nine months ended September 30, 2024, the net asset value per Redeemable Unit for Class Z decreased 2.0% from $2,256.96 to $2,211.88 as compared to an increase of 3.7% during the nine months ended September 30, 2023. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2024 of $4,084,238. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, livestock, metals and softs and were partially offset by gains in grains. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2023 of $4,669,920. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, livestock and softs and were partially offset by losses in currencies and metals.

During the first nine months of the year, the most notable trading losses were incurred within the soft commodities sector during March and April from short positions in coffee and cocoa futures as prices rallied as adverse weather conditions in key growing regions threatened crop supplies, pushing prices sharply higher. Additional losses in the soft commodities sector were experienced during January, August, and September from short positions in coffee, as well as during January from short positions in sugar futures. In the energies, losses were incurred within the energy sector throughout the third quarter from long positions in crude oil futures as prices steadily declined amid high global inventories and concerns a potential slowdown in the global economy could curtail energy demand. Further losses in the energies were recorded from positions in European carbon emission allowances futures as prices moved without consistent direction for the majority of the first nine months of the year. Losses in the currencies were experienced during July from currency hedging positions in the Australian dollar and New Zealand dollar. In the metals, losses were incurred from March through June from long positions in iron ore futures as prices weakened on reduced Chinese demand. Losses in the metals were also recorded during June from long positions in copper futures as prices reversed lower following a prolonged bullish trend as reports of tepid economic growth in China could potentially curtail Chinese copper demand. A portion of the Partnership’s losses for the first nine months of the year was offset by gains achieved within the grains sector during January and February from short positions in soybean and corn futures as prices fell to near three-year lows amid reports of growing grain production in the U.S. and South America. Further gains in the sector were recorded from short positions in soybean and wheat futures as prices also fell during June, July, and August on expectations for strong crops during harvest season. Trading results within the livestock markets were relatively flat during the first nine months of the year.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and nine months ended September 30, 2024 decreased by $165,360 and increased by $176,309, respectively, as compared to the corresponding periods in 2023. The decrease in interest income was primarily due to lower interest rates during the three months ended September 30, 2024 as compared to the corresponding periods in 2023. The increase in interest income was primarily due to higher interest rates during the nine months ended September 30, 2024 as compared to the corresponding periods in 2023. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2024 increased by $107,544 and $165,086, respectively, as compared to the corresponding periods in 2023. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2024 as compared to the corresponding periods in 2023.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted Net Assets of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2024 decreased by $23,332 and $47,853, respectively, as compared to the corresponding periods in 2023. The decrease was due to lower average adjusted net assets during the three and nine months ended September 30, 2024 as compared to the corresponding periods in 2023.

Management fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2024 decreased by $49,630 and $90,097, respectively, as compared to the corresponding periods in 2023. The decrease was due to lower average net assets during the three and nine months ended September 30, 2024 as compared to the corresponding periods in 2023.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2024 decreased by $23,227 and $52,284, respectively, as compared to the corresponding periods in 2023. This decrease was due to lower average net assets during the three and nine months ended September 30, 2024 as compared to the corresponding periods in 2023.

Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three and nine months ended September 30, 2024 resulted a reversal of incentive fees of $88,508 and incentive fees of $372,049, respectively. Trading performance for the three and nine months ended September 30, 2023 resulted in incentive fees of $242,826 and $927,773, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

As of September 30, 2024 and June 30, 2024, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2024	September 30, 2024 (percentage of Partners’ Capital)	June 30, 2024	June 30, 2024 (percentage of Partners’ Capital)
Millburn	$42,701,892	31%	$44,817,613	32%
Ospraie	26,368,425	19%	29,011,170	21%
Northlander	7,800,511	6%	9,109,534	6%
Drakewood	21,075,139	16%	20,734,643	15%
EMC	5,022,120	4%	6,813,051	5%
Opus	30,122,954	22%	28,502,449	20%
Unallocated	2,554,142	2%	1,606,444	1%

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2024. As of September 30, 2024, the Partnership’s total capitalization was $135,645,183.

September 30, 2024

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$229,157	0.17%
Energy	2,671,629	1.97
Grains	2,695,777	1.99
Livestock	170,005	0.13
Metals	4,221,205	3.11
Softs	2,498,211	1.84

Total	$12,485,984	9.21%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds as of September 30, 2024 and December 31, 2023, and the highest, lowest and average values during the three months ended September 30, 2024 and the twelve months ended December 31, 2023. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2024 and December 31, 2023, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

		September 30, 2024
			Three Months Ended September 30, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$194,205	0.14%	$197,340	$94,754	$155,677
Energy	1,427,126	1.05	2,305,041	709,932	1,463,273
Grains	2,695,777	1.99	3,884,134	1,031,048	2,087,823
Livestock	170,005	0.13	351,789	137,882	226,149
Metals	1,194,873	0.88	1,831,451	960,646	1,386,648
Softs	2,498,211	1.84	3,794,828	2,433,387	3,100,053

Total	$8,180,197	6.03%

* Average of daily Values at Risk.
		December 31, 2023
			Twelve Months Ended December 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$71,390	0.05%	$811,963	$71,390	$340,211
Energy	3,631,942	2.51	4,668,801	1,173,780	2,658,518
Grains	2,154,822	1.49	6,213,199	634,659	2,688,416
Livestock	280,803	0.19	754,930	47,059	250,322
Metals	1,392,560	0.96	3,078,026	1,151,668	1,763,373
Softs	2,330,742	1.61	2,869,817	454,252	1,449,734

Total	$9,862,259	6.81%

*   Annual average of daily Values at Risk.

As of September 30, 2024, NL Master’s total capitalization was $23,745,344, and the Partnership owned approximately 32.7% of NL Master. As of September 30, 2024, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to NL Master for trading) was as follows:

		September 30, 2024
			Three Months Ended September 30, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$3,805,821	16.03%	$4,072,518	$3,129,141	$3,519,758

Total	$3,805,821	16.03%

*	Average of daily Values at Risk.

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

As of September 30, 2024, Drakewood Master’s total capitalization was $49,583,224, and the Partnership owned approximately 42.4% of Drakewood Master. As of September 30, 2024, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood Master for trading) was as follows:

September 30, 2024

			Three Months Ended September 30, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$82,434	0.17%	$204,050	$50,859	$101,271
Metals	7,137,575	14.40	8,403,488	5,820,049	7,023,254

Total	$7,220,009	14.57%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
On September 30, 2020, the SEC entered into a settlement order with the Company settling an administrative action which relates to the Company’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring the Company’s equity swaps business. The order found that the Company improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that the Company willfully violated Section 200(g) of Regulation SHO. The Company consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

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
filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to the plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to the plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division affirmed the trial court’s order denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the Company’s favor. The plaintiff has filed notices of appeal.
Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled
In Re: Interest Rate Swaps Antitrust Litigation
. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 11, 2024, the court granted preliminary approval of the settlement.

On August 13, 2021, the plaintiff in
Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley
 & Co. LLC, et al.
filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 million Viacom Class B Common Stock offering and a $1,000 million offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material misrepresentations and omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents contained material misrepresentations and did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Company, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Company and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate Division denied the plaintiff’s and the Company’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification. On February 14, 2024, the defendants filed their notice of appeal of the court’s grant of class certification.
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

An affiliate of the Company is engaging with the U.K. Competition and Markets Authority in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding its activities concerning certain liquid fixed income products between 2009 and 2012. On May 24, 2023, the U.K. Competition and Markets Authority issued a Statement of Objections setting out its provisional findings that the affiliate had breached U.K. competition law by sharing competitively sensitive information in connection with gilts and gilt asset swaps between 2009 and 2012.The affiliate is contesting the provisional findings. Separately, on June 16, 2023, the affiliate and the Company, together with a number of other financial institutions, were named as defendants in a purported antitrust class action in the United States District Court for the SDNY styled
Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al.,
alleging, inter alia, that they violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 28, 2023, the defendants filed a joint motion to dismiss the complaint. On September 16, 2024, the joint motion to dismiss was granted, and the complaint was dismissed without prejudice. On October 15, 2024, the Company reached an agreement in principle to settle the U.S. litigation.
Settled Civil Litigation
On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled
State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al
. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,900 million. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,900 million. On August 22, 2023, the Company reached an agreement in principle to settle the litigation. The final agreement became effective on January 30, 2024.
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
 Chicago
 v.
 Bank of America Funding Corporation
 et al.
A corrected amended complaint was filed on April 8, 2011, which alleged that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint sought, among other things, to rescind the plaintiff’s purchase of such certificates. On November 4, 2021, the Company entered into an agreement to settle the litigation.
In August of 2017, the Company was named as a defendant in a purported antitrust class action in the United States District Court for the SDNY styled
Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al.
Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court. On May 20, 2023, the Company reached an agreement in principle to settle the litigation. On September 11, 2024, the court granted final approval of the settlement.
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
for the quarters ended March 31, 2024 and June 30, 2024.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended September 30, 2024, there were subscriptions of 779.2520 Class A Redeemable Units totaling $2,132,500. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interest in commodity pools.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	Class Z (a) Total Number of Redeemable Units Purchased *	Class Z (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	134.3630	$2,737.17	N/A	N/A	N/A	N/A
August 1, 2024 - August 31, 2024	505.7130	$2,720.99	14.8820	$2,260.35	N/A	N/A
September 1, 2024 - September 30, 2024	472.9320	$2,660.96	N/A	N/A	N/A	N/A
	1,113.0080	$2,697.44	14.8820	$2,260.35	N/A

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
Item 3.
Defaults Upon Senior Securities
.
None.
Item 4.
Mine Safety Disclosures
.
Not Applicable.
Item 5.
Other Information
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended September 30, 2024, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2024 by the directors and officers of the General Partner.

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

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 12, 2024

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 12, 2024

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.