Form 10-K
period 2024-12-31
Ceres Tactical Commodity L.P.
filed 2025-03-20
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
of the Exchange Act).
Yes _  No
X
Limited Partnership Redeemable Units with an aggregate value of $139,070,572 were outstanding and held by non-affiliates
as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 28, 2025, 45,101.4767 Limited Partnership Class A Redeemable Units were outstanding, 100.0580 Limited Partnership Class D Redeemable Units were outstanding and 434.8100 Limited Partnership Class Z Redeemable Units were outstanding.
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

Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2024, 2023 and 2022 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and is the trading manager (the “Trading Manager”) of Drakewood Master (as defined below). The General Partner was also the Trading Manager of NL Master (as defined below) and GSL Master (as defined below) prior to NL Master’s and GSL Master’s respective terminations. The General Partner is a wholly-owned subsidiary of Morgan Stanley Capital Management LLC (“MSCM”). MSCM is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

On April 1, 2019, the Partnership allocated a portion of its assets to CMF NL Master Fund LLC (“NL Master”), a limited liability company organized under the limited liability company laws of the State of Delaware. Effective December 31, 2024, the Partnership fully redeemed its investment in NL Master. On November 1, 2020, the Partnership allocated a portion of its assets to CMF GSL Master Fund LLC (“GSL Master”), a limited liability company organized under the limited liability company laws of the State of Delaware. Effective June 30, 2022, the Partnership fully redeemed its investment in GSL Master. On May 1, 2022, the Partnership allocated a portion of its assets to CMF Drakewood Master Fund LLC (“Drakewood Master”), a limited liability company organized under the limited liability company laws of the State of Delaware. Drakewood Master is referred to as the “Fund.” Reference herein to the “Funds” may also include, as relevant, NL Master and GSL Master.

During the years ended December 31, 2024, 2023 and 2022, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

As of December 31, 2024, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Drakewood Capital Management Limited (“Drakewood”), and Opus Futures, LLC (“Opus”) (each an “Advisor” and, collectively, the “Advisors”), each of which is, a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. Effective December 31, 2024, Northlander Commodity Advisors LLP (“Northlander”) and EMC Capital Advisors, LLC (“EMC”) ceased to act as commodity trading advisors to the Partnership. Effective June 30, 2022, Geosol Capital, LLC (“Geosol”) ceased to act as a commodity trading advisor to the Partnership. Effective October 31, 2022, Pan Capital Management L.P. (“Pan”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may also include, as relevant, EMC, Geosol, Northlander and Pan. A description of the trading activities and focus of each Advisor is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co., and are not responsible for the organization or operation of the Partnership.

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

For the period January 1, 2024 through December 31, 2024, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2024, the Partnership owned approximately 41.3% of Drakewood Master. At December 31, 2023, the Partnership owned approximately 28.3% of NL Master and 35.5% of Drakewood Master. The performance of the Partnership is directly affected by the performance of the Funds.

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

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and are not responsible for the organization or operation of the Partnership. The Partnership pays Millburn a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end Net Assets allocated to Millburn. Prior to January 1, 2021, the Partnership paid Millburn a monthly management fee equal to 1/12 of 2.0% (2.0% per year) of month-end Net Assets allocated to Millburn. The Partnership pays Ospraie a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets allocated to Ospraie. The Partnership pays Drakewood a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets allocated to Drakewood. The Partnership pays Opus a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end Net Assets allocated to Opus. Prior to its termination on December 31, 2024, Northlander was paid a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end Net Assets allocated to Northlander. Prior to its termination on December 31, 2024, EMC was paid a monthly management fee equal to 1/12 of 0.60% (0.60 % per year) of month-end Net Assets allocated to EMC. Prior to its termination on June 30, 2022, Geosol was paid a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end Net Assets allocated to Geosol. Prior to its termination on October 31, 2022, Pan was paid a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month end Net Assets allocated to Pan. Month-end Net Assets, for the purpose of calculating management fees are Net Assets as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month. An Advisor’s management fee is allocated proportionately to each Class based on the net asset value of the respective Class.

In addition, the Partnership is obligated to pay each Advisor an incentive fee. The Partnership pays Ospraie, Drakewood, and Opus each an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in each Management Agreement, earned by the relevant Advisor for the Partnership during each calendar year. The Partnership pays Millburn an incentive fee, payable annually, equal to 27.5% of New Trading Profits, as defined in the Management Agreement, earned by Millburn for the Partnership during the calendar year. Prior to January 1, 2021, Millburn was eligible to receive an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in the Management Agreement. Prior to its termination on December 31, 2024, Northlander was eligible to receive an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by Northlander for the Partnership each calendar year. Prior to its termination on December 31, 2024, EMC was eligible to receive an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by EMC for the Partnership each calendar year. Prior to its termination on June 30, 2022, Geosol was eligible to receive an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by Geosol for the Partnership each calendar year. Prior to its termination on October 31, 2022, Pan was eligible to receive a quarterly incentive fee equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by Pan for the Partnership each quarter. An Advisor’s incentive fee is allocated proportionally to each Class based on the net asset value of the respective Class. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Each Management Agreement can be terminated upon notice by either party. In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s capital as of December 31, 2024 was $123,195,247.

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
Beginning in February 2022, the United States, the United Kingdom, the European Union, and a number of other nations imposed sanctions against Russia in response to Russia’s invasion of Ukraine, and these and other governments around the world may impose additional sanctions in the future as the conflict develops. In addition, the armed conflict between Israel and Hamas and subsequent sanctions have created volatility in the price of various commodities and may lead to a deterioration in the political and trade relationships that exist between the countries involved and have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s/Funds’ investments. Furthermore, uncertainties regarding these conflicts and the varying involvement of the United States and other countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership/Funds and the performance of its investments or operations, and the ability of the Partnership to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia, Belarus, Ukraine or Israel, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflict.
1C.
Cybersecurity
.
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

The Company is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including the Company. As a consolidated subsidiary of Morgan Stanley, the Company does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2024, 2023, 2022, 2021, and 2020. In addition, the Company annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of the Company’s 2023 Audited Financial Statement.

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

Each of Morgan Stanley and the Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental or other regulatory agencies regarding the Company’s business and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital market activities, financial products or offerings sponsored, underwritten, or sold by the Company, wealth and investment management services, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, disgorgement, restitution, forfeiture, injunctions, limitations on our ability to conduct certain business, or other relief.

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

Civil Litigation

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to the plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, inter alia, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to the plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division affirmed the trial court’s order denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the Company’s favor. The plaintiff has filed notices of appeal.

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, inter alia, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 11, 2024, the court granted preliminary approval of the settlement.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 million Viacom Class B Common Stock offering and a $1,000 million offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint seeks certification of the class of plaintiffs and unspecified compensatory damages and alleges, inter alia, that the Viacom offering documents for both issuances contained material misrepresentations and omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint also alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying motions to dismiss as to the Company and the other underwriters, but granting the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Company, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Company and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate Division denied the plaintiff’s and the Company’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification, which the defendants have appealed.

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision.

On February 21, 2025, the U.K. Competition and Markets Authority announced a settlement with an affiliate of the Company, as well as other financial institutions, in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding the affiliate’s activities concerning certain liquid fixed income products between 2009 and 2012. Separately, on June 16, 2023, the affiliate and the Company, together with a number of other financial institutions, were named as defendants in a purported antitrust class action in the United States District Court for the SDNY styled Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al., alleging, inter alia, that they violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. The complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. On September 16, 2024, the court granted defendants’ joint motion to dismiss, and the complaint was dismissed without prejudice. The Firm and other defendants have reached an agreement in principle to settle the U.S. litigation.

Settled Civil Litigation

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,900 million. The complaint sought, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,900 million. On August 22, 2023, the Company reached an agreement in principle to settle the litigation. The final agreement became effective on January 30, 2024.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleged that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint sought, inter alia, to rescind the plaintiff’s purchase of such certificates. On November 4, 2021, the Company entered into an agreement to settle the litigation.

In August of 2017, the Company was named as a defendant in a purported antitrust class action in the United States District Court for the SDNY styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs alleged, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The complaint sought, inter alia, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court. On May 20, 2023, the Company reached an agreement in principle to settle the litigation. On September 11, 2024, the court granted final approval of the settlement.

Beginning on March 25, 2019, the Company was named as a defendant in a series of putative class action complaints filed in the United States District Court for the SDNY, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, inter alia, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied the Company’s motion to dismiss. On December 15, 2019, the Company and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On June 16, 2020, the court granted final approval of the settlement.

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

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2025 was 754 for Class A Redeemable Units, 1 for Class D Redeemable Units and 20 for Class Z Redeemable Units.

(c)	Dividends. The Partnership did not declare any distributions in 2024 or 2023. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensatory Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities – Use of Proceeds from Registered Securities. For the year ended December 31, 2024, there were subscriptions of 1,328.6390 Class A Redeemable Units totaling $3,647,500 and 83.3320 Class Z Redeemable Units totaling $189,888. For the year ended December 31, 2023, there were subscriptions of 2,752.1070 Class A Redeemable Units totaling $7,482,119 and 117.6330 Class Z Redeemable Units totaling $262,500. For the year ended December 31, 2022, there were subscriptions of 4,842.6190 Class A Redeemable Units totaling $12,557,500 and 790.3010 Class Z Redeemable Units totaling $1,675,000.

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

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	Class Z (a) Total Number of Redeemable Units Purchased *	Class Z (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	1,717.6600	$2,672.24	22.2640	$2,222.65	N/A	N/A
November 1, 2024 - November 30, 2024	707.0280	$2,677.58	N/A	N/A	N/A	N/A
December 1, 2024 - December 31, 2024	1,621.9040	$2,627.20	111.0390	$2,187.95	N/A	N/A
	4,046.5920	$2,655.12	133.3030	$2,193.75

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

The programs traded by each Advisor on behalf of the Partnership are: Millburn — Commodity Program, Ospraie — Commodity Program, Drakewood – Drakewood Prospect Fund Strategy, Opus – Opus Advanced Ag Program and prior to Northlander’s termination effective December 31, 2024, Northlander – Commodity Program and prior to EMC’s termination effective December 31, 2024, EMC – Commodity Program and prior to Pan’s termination effective October 31, 2022, Pan – Energy Trading Program and prior to Geosol’s termination effective June 30, 2022, Geosol – U.S. Power and Natural Gas Program. The General Partner may modify or terminate the allocation of assets among the Advisors at any time and may allocate assets to additional Advisors at any time.

As of December 31, 2024 and September 30, 2024, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2024	December 31, 2024 (percentage of Partners’ Capital)	September 30, 2024	September 30, 2024 (percentage of Partners’ Capital)
Millburn	$41,822,109	34%	$42,701,892	31%
Ospraie	24,547,887	20%	26,368,425	19%
Northlander	3,807,148	3%	7,800,511	6%
Drakewood	17,511,229	14%	21,075,139	16%
EMC	-	0%	5,022,120	4%
Opus	31,625,551	26%	30,122,954	22%
Unallocated	3,881,323	3%	2,554,142	2%

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

Northlander Commodity Advisors LLP

The portion of the Partnership’s assets that were allocated to Northlander for trading were not invested in commodity interests directly. Northlander’s allocation of the Partnership’s assets were invested in NL Master. Northlander traded the Partnership’s assets allocated to it pursuant to its Northlander Commodity Program. The Northlander Commodity Program was a commodity focused trading program which invested in energy products globally, but with an emphasis on European power, European gas, European emissions, and international coal markets. The program was an absolute return strategy which sought to identify value in mispriced markets through careful fundamental analysis by focusing on market dynamics and market structure and then expressing its thesis through its proprietary portfolio construction and risk management procedures.

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

EMC Capital Advisors, LLC

EMC traded the Partnership’s assets allocated to it pursuant to the EMC Commodity Program. The investment strategy employed in the EMC Commodity Program sought to provide long-term positive returns with low correlation to equity, fixed income and hedge fund portfolios. EMC employed quantitative, systematic trading models across a broad range of liquid global commodity and currency markets. Sectors traded included precious and base metals, energies, agricultural and soft commodities.

Opus Futures, LLC

Opus trades the Partnership’s assets allocated to it directly pursuant to Opus’ Advanced Ag Program (the “Program”). The General Partner and Opus have agreed that Opus will trade the Partnership’s assets allocated to Opus at 1.5 times the amount of the assets allocated. The Program is a fundamental discretionary strategy primarily focused on agricultural commodities, specifically grains, oilseeds, and livestock. Opus takes a medium-to-long term outlook, typically holding trades for several weeks up to several months, depending on the opportunity set.

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

For the period January 1, 2024 through December 31, 2024, the average allocation by commodity market sector for NL Master and Drakewood Master was as follows:

NL Master

Energy	100%

Drakewood Master

Currencies	2%
Metals	98%

(a)	Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2024.

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

From January 1, 2024 through December 31, 2024, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 8.3%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

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

For the year ended December 31, 2024, 7,250.2020 Class A Redeemable Units were redeemed totaling $19,553,237, 101.5880 Class Z General Partner Redeemable Units were redeemed totaling $225,077 and 148.1850 Class Z Redeemable Units were redeemed totaling $326,072. For the year ended December 31, 2023, 5,858.7060 Class A Redeemable Units were redeemed totaling $15,919,759, 500.0000 Class D Redeemable Units were redeemed totaling $1,089,837, 33.2290 Class Z General Partner Redeemable Units were redeemed totaling $74,997 and 719.2070 Class Z Redeemable Units were redeemed totaling $1,589,919. For the year ended December 31, 2022, 4,280.7070 Class A Redeemable Units were redeemed totaling $11,192,915, 11.1970 Class Z General Partner Redeemable Units were redeemed totaling $25,000 and 119.2400 Class Z Redeemable Units were redeemed totaling $263,645.

For the year ended December 31, 2024, there were subscriptions of 1,328.6390 Class A Redeemable Units totaling $3,647,500 and 83.3320 Class Z Redeemable Units totaling $189,888. For the year ended December 31, 2023, there were subscriptions of 2,752.1070 Class A Redeemable Units totaling $7,482,119 and 117.6330 Class Z Redeemable Units totaling $262,500. For the year ended December 31, 2022, there were subscriptions of 4,842.6190 Class A Redeemable Units totaling $12,557,500 and 790.3010 Class Z Redeemable Units totaling $1,675,000.

(c) Results of Operations.

For the year ended December 31, 2024, the net asset value per Class A Redeemable Unit decreased 3.8% from $2,730.63 to $2,627.20. For the year ended December 31, 2024, the net asset value per Class D Redeemable Unit decreased 3.8% from $2,165.30 to $2,083.28. For the year ended December 31, 2024, the net asset value per Class Z Redeemable Unit decreased 3.1% from $2,256.96 to $2,187.95. For the year ended December 31, 2023, the net asset value per Class A Redeemable Unit increased 0.3% from $2,721.77 to $2,730.63. For the year ended December 31, 2023, the net asset value per Class D Redeemable Unit increased 0.3% from $2,158.32 to $2,165.30. For the year ended December 31, 2023, the net asset value per Class Z Redeemable Unit increased 1.1% from $2,232.72 to $2,256.96. For the year ended December 31, 2022, the net asset value per Class A Redeemable Unit increased 18.8% from $2,290.21 to $2,721.77. For the year ended December 31, 2022, the net asset value per Class D Redeemable Unit increased 18.8% from $1,816.10 to $2,158.32. For the year ended December 31, 2022, the net asset value per Class Z Redeemable Unit increased 19.8% from $1,864.35 to $2,232.72.

The Partnership experienced a net trading loss before fees and expenses for the year ended December 31, 2024 of $5,422,206. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, livestock, metals and softs and were partially offset by gains in grains. The net trading gain or loss for the Partnership is discussed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter of 2024, the most notable gains were achieved in the grains sector during January and February from short positions in soybean and corn futures as prices fell to near three-year lows amid reports of growing grain production in the U.S. and South America. In the energies, further first quarter gains were recorded during January from long positions in crude oil and its refined products as heightened tensions in the Middle East boosted oil prices. Long positions in live cattle futures also recorded gains throughout the first quarter as prices advanced on signs of low U.S. cattle inventories. A portion of the Partnership’s gains for the first quarter was offset by losses incurred within the soft commodities sector during March from short positions in coffee and cocoa futures as adverse weather conditions in key growing regions threatened crops, pushing prices higher. In the metals markets, losses were recorded during January and February from long positions in platinum futures as prices reversed lower.

During the second quarter of 2024, the Partnership’s most significant losses were incurred within the energies during April and May from global carbon emission futures as uncertainty over the strength of global industrial output roiled carbon markets. Additional losses were recorded in the soft commodities during April from short positions in cocoa and coffee futures as weather-related threats to crops forced prices higher. In the metals, losses were incurred during June from long positions in copper futures as prices reversed lower following reports of tepid economic growth in China. Additional losses for the second quarter were experienced in the livestock markets during May from short positions in live cattle futures as prices moved higher. A portion of the Partnership’s losses for the second quarter was offset by gains achieved within the grains markets from short positions in soybean and wheat futures as prices fell during June. An increase in exports of grains from South America and favorable growing conditions in the U.S. Midwest contributed to the decline in prices.

During the third quarter of 2024, the Partnership’s most noteworthy losses were incurred within the energy sector from long positions in crude oil futures as prices steadily declined throughout the quarter amid high global inventories and concerns of a potential slowdown in the global economy. Within the soft commodities markets, losses were recorded during August and September from short positions in coffee futures as prices rallied amid drought conditions in key growing regions. Additional losses were incurred during July from currency hedging positions in the Australian dollar and New Zealand dollar. Within the grains, losses were experienced during September from short positions in soybean and corn futures as grain prices surged higher. Elsewhere, short positions in live cattle futures recorded losses during September as prices advanced on increased buying demand. A portion of the Partnership’s losses for the third quarter was offset by gains achieved within the metals sector during September from long positions in gold futures as a falling U.S. dollar boosted demand for precious metals.

During the fourth quarter of 2024, the most notable losses were incurred within the metals markets from long positions in copper futures as prices declined throughout the quarter amid concerns of slowing industrial growth in China. In the energies, losses were recorded during October and December from short positions in natural gas futures as cold weather in the U.S. and Europe boosted gas consumption demand. During October, losses in the livestock markets were recorded due to positions in lean hog and live cattle futures as choppy price action primarily dominated the meats markets. The Partnership’s losses for the fourth quarter were partially offset by gains achieved within the grains markets during October and November from short positions in soybean futures as data showed U.S. farms were producing bumper grain harvests while grain exports from South America were higher-than-expected. In the currencies, gains were experienced during November and December from currency hedging positions in the U.S. Dollar Index. Further gains for the fourth quarter were achieved during December from long positions in cocoa futures as prices rallied amid fears of global supply shortfalls.

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

The results of operations for the twelve months ended 2022 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and twelve months ended December 31, 2024 decreased by $452,651 and $276,342, respectively, as compared to the corresponding periods in 2023. The decrease in interest income was primarily due to lower interest rates during the three and twelve months ended December 31, 2024 as compared to the corresponding periods in 2023. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2024 increased by $76,180 and $241,266, respectively, as compared to the corresponding periods in 2023. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2024 as compared to the corresponding periods in 2023.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted Net Assets of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2024 decreased by $35,373 and $83,226, respectively, as compared to the corresponding periods in 2023. The decrease was due to lower average adjusted net assets during the three and twelve months ended December 31, 2024 as compared to the corresponding periods in 2023.

Management fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2024 decreased by $66,999 and $157,096, respectively, as compared to the corresponding periods in 2023. The decrease was due to lower average net assets during the three and twelve months ended December 31, 2024 as compared to the corresponding periods in 2023.

General Partner fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2024 decreased by $35,679 and $87,963, respectively, as compared to the corresponding periods in 2023. This decrease was due to lower average net assets during the three and twelve months ended December 31, 2024 as compared to the corresponding periods in 2023.

Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three and twelve months ended December 31, 2024 resulted in incentive fees of $291,349 and $663,398, respectively. Trading performance for the three months ended December 31, 2023 resulted in a reversal of incentive fees of $414,312. Trading performance for the twelve months ended December 31, 2023 resulted in incentive fees of $513,461. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include professional fees made up of legal and accounting expenses, as well as certain offering costs and filing, administrative, reporting and data processing fees. Professional fees for the years ended December 31, 2024 and 2023 were $526,550 and $450,270, respectively.

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

As of December 31, 2024, the Partnership’s most significant accounting policy is the valuation of its investment in the Funds and in futures, option and forward contracts and U.S. Treasury bills, as applicable. The fair value of the investment in the Funds is determined based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. As of December 31, 2024, Drakewood trades the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. Opus, Millburn and Ospraie directly trade managed accounts in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e in the managed accounts in the Partnership’s name traded by certain Advisors) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2024. As of December 31, 2024, the Partnership’s total capitalization was $123,195,247.

December 31, 2024

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$27,735	0.02%
Energy	2,164,987	1.76
Grains	2,106,373	1.71
Livestock	95,370	0.08
Metals	4,491,128	3.64
Softs	1,831,610	1.49

Total	$10,717,203	8.70%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds as of December 31, 2024 and 2023, and the highest, lowest and average values during the twelve months ended December 31, 2024 and 2023, as applicable. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2024 and 2023, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

		December 31, 2024
			Twelve Months Ended December 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$11,880	0.01%	$271,403	$10,395	$148,894
Energy	2,164,987	1.76	3,895,847	454,870	1,762,163
Grains	2,106,373	1.71	3,884,134	854,112	1,764,175
Livestock	95,370	0.08	672,202	58,685	192,189
Metals	1,687,565	1.37	1,875,738	839,593	1,317,942
Softs	1,831,610	1.49	5,239,839	775,371	2,721,491

Total	$7,897,785	6.42%

*	Annual average of daily Values at Risk.

		December 31, 2023
			Twelve Months Ended December 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$71,390	0.05%	$811,963	$71,390	$340,211
Energy	3,631,942	2.51	4,668,801	1,173,780	2,658,518
Grains	2,154,822	1.49	6,213,199	634,659	2,688,416
Livestock	280,803	0.19	754,930	47,059	250,322
Metals	1,392,560	0.96	3,078,026	1,151,668	1,763,373
Softs	2,330,742	1.61	2,869,817	454,252	1,449,734

Total	$9,862,259	6.81%

*	Annual average of daily Values at Risk.

As of December 31, 2024, the Partnership fully redeemed its investment from NL Master.

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

As of December 31, 2024, Drakewood Master’s total capitalization was $42,341,747, and the Partnership owned approximately 41.3% of Drakewood Master. As of December 31, 2024, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood Master for trading) was as follows:

		December 31, 2024
			Twelve Months Ended December 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$38,390	0.09%	$204,050	$-	$106,063
Metals	6,788,289	16.03	9,052,374	3,500,321	6,499,735

Total	$6,826,679	16.12%

*	Annual average of daily Values at Risk.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2024, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, weather conditions, and other factors contributing to supply and demand. Further energy market exposure is to prices for carbon emissions allowances, European electric power, and coal, which can be driven by geopolitical events, climate related regulations, local government imposed regulations, weather related factors, availability of substitute power and fuel sources, and other supply/demand related factors. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals. The Partnership’s primary metal market exposure as of December 31, 2024, was to fluctuations in the prices of industrial metals (such copper, nickel, tin, iron, lead, and zinc, and aluminum) and precious metals (such as gold, silver, platinum, and palladium). Price movement in both industrial and precious metals can be driven by fluctuation in the valuations between currency pairs, geopolitical events, economic conditions globally and regionally, trade policies, regulatory restrictions, as well as other supply and demand related factors.

Softs. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions, as well as geopolitical events and other supply/demand related factors. Cocoa, coffee, sugar, and cotton accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2024.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Corn, wheat, and the soybean complex accounted for the majority of the Partnership’s grain exposure as of December 31, 2024.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in U.S. cattle and hog prices.

Currencies. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership’s primary currency exposure as of December 31, 2024, was to Australian dollar and British pound positions. The General Partner does not anticipate the risk profile of the Partnership’s currency sector to be significant in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2024.

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

Item 8.
Financial Statements and Supplementary Data
.
CERES TACTICAL COMMODITY L.P.
The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, Boston, MA, PCAOB ID: 42), for the years ended December 31, 2024, 2023, and 2022; Statements of Financial Condition at December 31, 2024 and 2023; Condensed Schedules of Investments at December 31, 2024 and 2023; Statements of Income and Expenses for the years ended December 31, 2024, 2023, and 2022; Statements of Changes in Partners’ Capital for the years ended December 31, 2024, 2023, and 2022; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form
10-K.

To the Limited Partners of
Ceres Tactical Commodity L.P.
To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director Ceres Managed Futures LLC General Partner, Ceres Tactical Commodity L.P.
Ceres Managed Futures LLC 1585 Broadway New York, NY 10036 (855) 672-4468

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
The management of Ceres Tactical Commodity L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in the
Internal Control-Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2024 based on the criteria referred to above.

Patrick T. Egan	Brooke Lambert
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Tactical Commodity L.P.	Ceres Tactical Commodity L.P.

Ernst & Young LLP 200 Clarendon Street Boston, MA 02116	Tel: +1 617 266 2000 Fax: +1 617 266 5843 www.ey.com
Report of Independent Registered Public Accounting Firm
To the Partners of Ceres Tactical Commodity L.P.,
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of Ceres Tactical Commodity L.P. (the Partnership), including the condensed schedules of investments, as of December 31, 2024 and 2023, the related statements of income and expenses, and changes in partners’ capital for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2024 and 2023, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Boston, MA
March 20, 2025

Ceres Tactical Commodity L.P.
Statements of Financial Condition
December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
Assets:

Investment in the Funds (1) , at fair value (Note 6)	$17,511,230	$28,018,100
Redemptions receivable from the Funds	3,866,784	1,578,543

Equity in trading account:
Unrestricted cash (Note 3c)	98,005,370	110,838,491
Restricted cash (Note 3c)	7,364,913	9,951,077
Foreign cash (cost $173,642 and $736,239 at December 31, 2024 and 2023, respectively)	179,838	748,848
Net unrealized appreciation on open futures contracts	-	165,641
Net unrealized appreciation on open forward contracts	-	4,848
Options purchased, at fair value (premiums paid $6,183,472 and $2,627,087 at December 31, 2024 and 2023, respectively)	5,354,371	2,088,771

Total equity in trading account	110,904,492	123,797,676
Interest receivable (Note 3c)	369,641	503,125

Total assets	$132,652,147	$153,897,444

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$200,937	$-
Net unrealized depreciation on open forward contracts	197,928	-
Options written, at fair value (premiums received $3,312,604 and $1,845,760 at December 31, 2024 and 2023, respectively)	3,281,715	1,596,340
Accrued expenses:
Ongoing selling agent fees (Note 3d)	78,946	93,449
Management fees (Note 3b)	120,743	149,063
General Partner fees (Note 3a)	80,446	95,011
Incentive fees (Note 3b)	663,398	513,460
Professional fees	178,793	190,288
Redemptions payable to General Partner (Note 7)	149,980	74,997
Redemptions payable to Limited Partners (Note 7)	4,504,014	6,611,937

Total liabilities	9,456,900	9,324,545

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 602.1040 and 703.6920 Redeemable Units outstanding at December 31, 2024 and 2023, respectively	1,317,374	1,588,201
Limited Partners, Class A, 45,958.9087 and 51,880.4717 Redeemable Units outstanding at December 31, 2024 and 2023, respectively	120,743,082	141,666,113
Limited Partners, Class D, 100.0580 Redeemable Units outstanding at December 31, 2024 and 2023	208,449	216,656
Limited Partners, Class Z, 423.3840 and 488.2370 Redeemable Units outstanding at December 31, 2024 and 2023, respectively	926,342	1,101,929

Total partners’ capital (net asset value)	123,195,247	144,572,899

Total liabilities and partners’ capital	$132,652,147	$153,897,444

Net asset value per Redeemable Unit:
Class A	$2,627.20	$2,730.63

Class D	$2,083.28	$2,165.30

Class Z	$2,187.95	$2,256.96

(1)	Defined in Note 1.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
December 31, 2024

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	8	$(12,919)	(0.01)%
Energy
WTI CRUDE FUTURE FEB25	866	1,628,130	1.31
Other	613	327,076	0.27
Grains	1,009	367,726	0.30
Livestock	85	3,750	0.00 *
Metals	193	(362,901)	(0.29)
Softs	340	(151,085)	(0.12)

Total futures contracts purchased		1,799,777	1.46

Futures Contracts Sold
Energy	1,253	(1,544,204)	(1.25)
Grains	1,666	(945,964)	(0.77)
Livestock	69	7,670	0.01
Metals	54	91,745	0.07
Softs	370	390,039	0.32

Total futures contracts sold		(2,000,714)	(1.62)

Net unrealized depreciation on open futures contracts		$(200,937)	(0.16)%

Unrealized Appreciation on Open Forward Contracts
Metals	304	$1,162,363	0.94%

Total unrealized appreciation on open forward contracts		1,162,363	0.94

Unrealized Depreciation on Open Forward Contracts
Metals	345	(1,360,291)	(1.10)

Total unrealized depreciation on open forward contracts		(1,360,291)	(1.10)

Net unrealized depreciation on open forward contracts		$(197,928)	(0.16)%

Options Purchased
Calls
Grains	16	$35,040	0.03%
Metals	53	8,580	0.01
Puts
Energy	5	3,650	0.01
Grains
SOYBEAN FUT OPTN P @ 1000 MAY 25	1,464	2,241,750	1.82
SOYBEAN FUT OPTN P @ 1000 NOV 25	488	1,281,000	1.04
Other	488	838,750	0.68
Livestock	1,082	877,700	0.71
Metals	45	26,317	0.02
Softs	39	41,584	0.03

Total options purchased (premiums paid $6,183,472)		$5,354,371	4.35%

Options Written
Calls
Grains	1,265	$(1,002,723)	(0.81)%
Livestock	11	(10,120)	(0.01)
Softs	24	(348,515)	(0.28)
Puts
Grains	2,582	(1,677,729)	(1.36)
Livestock	976	(165,920)	(0.13)
Metals	55	(74,893)	(0.06)
Softs	3	(1,815)	(0.01)

Total options written (premiums received $3,312,604)		$(3,281,715)	(2.66)%

		Fair Value	% of Partners Capital
Investment in the Fund
CMF Drakewood Master Fund LLC		$17,511,230	14.21%

Total investment in the Fund		$17,511,230	14.21%

*	Due to rounding.
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

Ceres Tactical Commodity L.P.
Statements of Income and Expenses
For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Investment Income:
Interest income (Note 3c)	$5,379,135	$5,635,325	$1,711,586
Interest income allocated from the Funds (Note 3c)	1,122,937	1,143,089	337,112

Total investment income	6,502,072	6,778,414	2,048,698

Expenses:
Expenses allocated from the Funds	241,274	183,806	171,514
Clearing fees related to direct investments (Note 3c)	1,009,305	768,039	852,246
Ongoing selling agent fees (Note 3d)	1,044,947	1,128,173	1,106,049
Management fees (Note 3b)	1,641,665	1,798,761	1,671,236
General Partner fees (Note 3a)	1,063,381	1,151,344	1,130,236
Incentive fees (Note 3b)	663,398	513,461	6,568,293
Professional fees	526,550	450,270	471,475

Total expenses	6,190,520	5,993,854	11,971,049

Net investment income (loss)	311,552	784,560	(9,922,351)

Trading Results:
Net gains (losses) on trading of commodity interests and investments in the Funds:
Net realized gains (losses) on closed contracts	149,778	4,463,628	33,409,218
Net realized gains (losses) on closed contracts allocated from the Funds	(4,073,019)	(1,075,680)	5,901,306
Net change in unrealized gains (losses) on open contracts	(1,085,083)	(2,175,156)	(5,398,962)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(413,882)	(1,530,561)	385,426

Total trading results	(5,422,206)	(317,769)	34,296,988

Net income (loss)	$(5,110,654)	$466,791	$24,374,637

Net income (loss) per Redeemable Unit (Note 8): *
Class A	$(103.43)	$8.86	$431.56

Class D	$(82.02)	$6.98	$342.22

Class Z	$(69.01)	$24.24	$368.37

Weighted average Redeemable Units outstanding:
Class A	50,503.4175	54,756.7504	54,936.4620

Class D	100.0580	416.3080	600.0580

Class Z	1,217.0548	1,522.3543	1,602.9174

*	Represents the change in net asset value per Redeemable Unit.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2024, 2023 and 2022

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2021	$124,645,209	54,425.1587	$1,089,766	600.0580	$2,175,449	1,166.8680	$127,910,424	56,192.0847
Subscriptions - Limited Partners	12,557,500	4,842.6190	-	-	1,675,000	790.3010	14,232,500	5,632.9200
Redemptions - General Partner	-	-	-	-	(25,000)	(11.1970)	(25,000)	(11.1970)
Redemptions - Limited Partners	(11,192,915)	(4,280.7070)	-	-	(263,645)	(119.2400)	(11,456,560)	(4,399.9470)
Net income (loss)	23,652,506	-	205,351	-	516,780	-	24,374,637	-

Partners’ Capital, December 31, 2022	149,662,300	54,987.0707	1,295,117	600.0580	4,078,584	1,826.7320	155,036,001	57,413.8607
Subscriptions - Limited Partners	7,482,119	2,752.1070	-	-	262,500	117.6330	7,744,619	2,869.7400
Redemptions - General Partner	-	-	-	-	(74,997)	(33.2290)	(74,997)	(33.2290)
Redemptions - Limited Partners	(15,919,759)	(5,858.7060)	(1,089,837)	(500.0000)	(1,589,919)	(719.2070)	(18,599,515)	(7,077.9130)
Net income (loss)	441,453	-	11,376	-	13,962	-	466,791	-

Partners’ Capital, December 31, 2023	141,666,113	51,880.4717	216,656	100.0580	2,690,130	1,191.9290	144,572,899	53,172.4587
Subscriptions - Limited Partners	3,647,500	1,328.6390	-	-	189,888	83.3320	3,837,388	1,411.9710
Redemptions - General Partner	-	-	-	-	(225,077)	(101.5880)	(225,077)	(101.5880)
Redemptions - Limited Partners	(19,553,237)	(7,250.2020)	-	-	(326,072)	(148.1850)	(19,879,309)	(7,398.3870)
Net income (loss)	(5,017,294)	-	(8,207)	-	(85,153)	-	(5,110,654)	-

Partners’ Capital, December 31, 2024	$120,743,082	45,958.9087	$208,449	100.0580	$2,243,716	1,025.4880	$123,195,247	47,084.4547

Net asset value per Redeemable Unit:

	Class A	Class D	Class Z
2022:	$2,721.77	$2,158.32	$2,232.72

2023:	$2,730.63	$2,165.30	$2,256.96

2024:	$2,627.20	$2,083.28	$2,187.95

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Notes to Financial Statements

1.	Organization:
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
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and is the trading manager (the “Trading Manager”) of Drakewood Master (as defined below). The General Partner was also the Trading Manager of NL Master (as defined below) and GSL Master (as defined below) prior to NL Master’s and GSL Master’s respective terminations. The General Partner is a wholly-owned subsidiary of Morgan Stanley Capital Management LLC (“MSCM”). MSCM is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.
As of December 31, 2024, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Drakewood Capital Management Limited (“Drakewood”), and Opus Futures, LLC (“Opus”) (each, an “Advisor” and, collectively, the “Advisors”), each, a registered commodity trading advisor. On December 31, 2024, the Partnership fully redeemed its investment from CMF NL Master Fund LLC (“NL Master”). Also effective December 31, 2024, Northlander Commodity Advisors LLP (“Northlander”) ceased to act as a commodity trading advisor to the Partnership. On December 31, 2024, EMC Capital Advisors, LLC (“EMC”) ceased to act as a commodity trading advisor to the Partnership. On October 31, 2022, Pan Capital Management L.P. (“Pan”) ceased to act as a commodity trading advisor to the Partnership. On June 30, 2022, the Partnership fully redeemed its investment from CMF GSL Master Fund LLC (“GSL Master”). Also effective June 30, 2022, Geosol Capital, LLC (“Geosol”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. References herein to the “Advisors” may also include, as relevant, EMC, Geosol, Northlander and Pan.
During the periods covered by this report, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
The Partnership and CMF Drakewood Master Fund LLC (“Drakewood Master”) have entered, and (prior to their respective terminations) NL Master and GSL Master had entered, into futures brokerage account agreements with MS&Co. Drakewood Master is referred to as the “Funds.” References herein to the “Funds” may also include, as relevant, NL Master and GSL Master.

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
Millburn and Ospraie directly trade the Partnership’s assets allocated to each Advisor through managed accounts in the name of the Partnership pursuant to Millburn’s Commodity Program and Ospraie’s Commodity Program, respectively. As of February 1, 2023, Opus directly trades the Partnership’s assets allocated to Opus through a managed account in the name of the Partnership pursuant to Opus’s Advanced Ag Program. As of September 1, 2022, EMC directly traded the Partnership’s assets allocated to EMC through a managed account in the name of the Partnership pursuant to EMC’s Commodity Program until its termination as of December 31, 2024.
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2024, 2023 and 2022, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

f.
Partnership’s Cash
. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $179,838 (cost of $173,642) and $748,848 (cost of $736,239) as of December 31, 2024 and 2023, respectively.

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
The 2021 through 2024
tax years remain subject to examination by U.S. federal and most state tax authorities.

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
See Note 8, “Financial Highlights.”

j.
Segment Reporting
. During the year ended December 31, 2024, the Partnership adopted FASB Accounting Standards Update
No. 2023-07,
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
, (ASU
2023-07),
which requires incremental disclosures related to a public entity’s reportable segments. The Partnership operates as a single reportable segment, as the Chief Operating Decision Maker (CODM) monitors the operating results of the fund as a whole against its investment objective, which is included in Note 1. The Partnership’s President acts as the Partnership’s CODM and is responsible for assessing the performance of the Partnership’s single segment and deciding how to allocate the segment’s resources. To perform this function, the CODM reviews the total trading results as reflected in the accompanying statements of income and expenses and total return as reflected in the financial highlights as included in the notes to the Partnership’s Financial Statements. Additionally, segment assets are presented in the accompanying Statements of Financial Condition and significant segment expenses are reported in the accompanying Statements of Income and Expenses.

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
Net Assets allocated to Drakewood. The Partnership pays Opus a monthly management fee equal to
1/12 of 1.0
% (1.0% per year) of
month-end
Net Assets allocated to Opus. Prior to its termination on December 31, 2024, Northlander was paid a monthly management fee equal to
1/12 of 1.25
% (1.25% per year) of
month-end
Net Assets allocated to Northlander. Prior to its termination on December 31, 2024, EMC was paid a monthly management fee equal to
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

Ceres Tactical Commodity L.P.
Notes to Financial Statements

In addition, the Partnership is obligated to pay each Advisor an incentive fee. The Partnership pays Ospraie, Drakewood, and Opus each an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in each Management Agreement, earned by the relevant Advisor for the Partnership during each calendar year. The Partnership pays Millburn an incentive fee, payable annually, equal to 27.5% of New Trading Profits, as defined in the Management Agreement, earned by Millburn for the Partnership during the calendar year. Prior to its termination on December 31, 2024, Northlander was eligible to receive an annual incentive fee equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by Northlander for the Partnership each calendar year. Prior to its termination on December 31, 2024, EMC was eligible to receive an annual incentive fee equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by EMC for the Partnership each calendar year. Prior to its termination on October 31, 2022, Pan was eligible to receive a quarterly incentive fee equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by Pan for the Partnership each quarter. Prior to its termination on June 30, 2022, Geosol was eligible to receive an incentive fee, payable annually, equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by Geosol for the Partnership each calendar year. An Advisor’s incentive fee is allocated proportionally to each Class based on the net asset value of the respective Class. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Each Management Agreement can be terminated upon notice by either party.
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
The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, user, give-up,
floor brokerage and National Futures Association fees (collectively, the “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited by MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2024 and 2023, the amount of cash held for margin requirements was $7,364,913 and $9,951,077, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account at the rate equal to the monthly average of the
4-week
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
“Balance Sheet,”
have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2024 and 2023 were 5,983 and 5,272, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2024 and 2023 were 1,077 and 1,044, respectively. The monthly average number of option contracts traded directly by the Partnership during the years ended December 31, 2024 and 2023 were 4,291 and 1,411, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.
All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds for indirect trading and allocated to the Funds’ members, including the Partnership.

Ceres Tactical Commodity L.P.
Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of December 31, 2024 and 2023, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2024	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$3,546,893	$(3,546,893)	$-	$-	$-	$-
Forwards	1,162,363	(1,162,363)	-	-	-	-

Total assets	$4,709,256	$(4,709,256)	$-	$-	$-	$-

Liabilities
Futures	$(3,747,830)	$3,546,893	$(200,937)	$-	$200,937	$-
Forwards	(1,360,291)	1,162,363	(197,928)	-	197,928	-

Total liabilities	$(5,108,121)	$4,709,256	$(398,865)	$-	$398,865	$-

Net fair value						$-	*

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2023	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$4,933,516	$(4,767,875)	$165,641	$-	$-	$165,641
Forwards	1,662,827	(1,657,979)	4,848	-	-	4,848

Total assets	$6,596,343	$(6,425,854)	$170,489	$-	$-	$170,489

Liabilities
Futures	$(4,767,875)	$4,767,875	$-	$-	$-	$-
Forwards	(1,657,979)	1,657,979	-	-	-	-

Total liabilities	$(6,425,854)	$6,425,854	$-	$-	$-	$-

Net fair value						$170,489	*

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of December 31, 2024 and 2023, respectively.

	December 31, 2024
Assets
Futures Contracts
Energy	$2,071,134
Grains	586,692
Livestock	64,240
Metals	110,929
Softs	713,898

Total unrealized appreciation on open futures contracts	3,546,893

Liabilities
Futures Contracts
Currencies	(12,919)
Energy	(1,660,132)
Grains	(1,164,930)
Livestock	(52,820)
Metals	(382,085)
Softs	(474,944)

Total unrealized depreciation on open futures contracts	(3,747,830)

Net unrealized depreciation on open futures contracts	$(200,937)	*

Assets
Forward Contracts
Metals	$1,162,363

Total unrealized appreciation on open forward contracts	1,162,363

Liabilities
Forward Contracts
Metals	(1,360,291)

Total unrealized depreciation on open forward contracts	(1,360,291)

Net unrealized depreciation on open forward contracts	$(197,928)	**

Assets
Options Purchased
Energy	$3,650
Grains	4,396,540
Livestock	877,700
Metals	34,897
Softs	41,584

Total options purchased	$5,354,371	***

Liabilities
Options Written
Grains	$(2,680,452)
Livestock	(176,040)
Metals	(74,893)
Softs	(350,330)

Total options written	$(3,281,715)	****

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2024, 2023 and 2022, respectively.

Sector	2024		2023		2022
Currencies	$(265,309)		$(664,782)		$(287,598)
Energy	(1,767,369)		507,482		26,081,057
Grains	7,146,281		1,074,428		1,485,096
Indices	-		-		547,781
Livestock	(530,748)		345,532		55,105
Metals	(1,409,630)		(437,448)		(2,518,796)
Softs	(4,108,530)		1,463,260		2,647,611

Total	$(935,305)	*****	$2,288,472	*****	$28,010,256	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2024 and 2023, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.
Notes to Financial Statements

December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,546,893	$3,546,893	$-	$-
Forwards	1,162,363	-	1,162,363	-
Options purchased	5,354,371	5,354,371	-	-

Total assets	$10,063,627	$8,901,264	$1,162,363	$-

Liabilities
Futures	$3,747,830	$3,747,830	$-	$-
Forwards	1,360,291	-	1,360,291	-
Options written	3,281,715	3,281,715	-	-

Total liabilities	$8,389,836	$7,029,545	$1,360,291	$-

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,933,516	$4,933,516	$-	$-
Forwards	1,662,827	-	1,662,827	-
Options purchased	2,088,771	2,088,771	-	-

Total assets	$8,685,114	$7,022,287	$1,662,827	$-

Liabilities
Futures	$4,767,875	$4,767,875	$-	$-
Forwards	1,657,979	-	1,657,979	-
Options written	1,596,340	1,596,340	-	-

Total liabilities	$8,022,194	$6,364,215	$1,657,979	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of December 31, 2024 and 2023, respectively.

6.	Investment in the Funds:
On April 1, 2019, the Partnership allocated a portion of its assets to NL Master, a limited liability company organized under the limited liability company laws of the State of Delaware. NL Master permitted accounts managed by Northlander using Northlander’s Commodity Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner was also the trading manager of NL Master. On December 31, 2024, the Partnership fully redeemed its investment from NL Master.
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
The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2024.
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
At December 31, 2024, the Partnership owned approximately 41.3% of Drakewood Master. At December 31, 2023, the Partnership owned approximately 28.3% of NL Master and 35.5% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	December 31, 2024
	Total Assets	Total Liabilities	Total Capital
NL Master	$13,129,914	$13,129,914	$-
Drakewood Master	$44,926,030	$2,584,283	$42,341,747

	December 31, 2023
	Total Assets	Total Liabilities	Total Capital
NL Master	$40,864,449	$126,823	$40,737,626
Drakewood Master	51,637,147	5,483,874	46,153,273

Ceres Tactical Commodity L.P.
Notes to Financial Statements

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2024
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
NL Master	$1,232,984	$(11,180,959)	$(9,947,975)
Drakewood Master	1,252,603	(2,668,008)	(1,415,405)

	For the year ended December 31, 2023
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
NL Master	$1,756,468	$(5,536,966)	$(3,780,498)
Drakewood Master	1,310,701	(2,850,943)	(1,540,242)

	For the year ended December 31, 2022
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
GSL Master	$(49,612)	$3,221,886	$3,172,274
NL Master	445,839	12,749,845	13,195,684
Drakewood Master (a)	296,516	(1,107,864)	(811,348)

(a)	From May 1, 2022, commencement of operations for Drakewood Master, through December 31, 2022.
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds is shown in the following tables:

	December 31, 2024		For the year ended December 31, 2024
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
NL Master	- %	$-	$(2,909,797)	$32,420	$20,048	$(2,962,265)	Commodity Portfolio	Monthly
Drakewood Master	14.21%	17,511,230	(454,167)	159,732	29,074	(642,973)	Commodity Portfolio	Monthly

		$17,511,230	$(3,363,964)	$192,152	$49,122	$(3,605,238)

	December 31, 2023		For the year ended December 31, 2023
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
NL Master	8.00%	$11,558,658	$(1,004,007)	$24,524	$17,888	$(1,046,419)	Commodity Portfolio	Monthly
Drakewood Master	11.38%	16,459,442	(459,145)	117,436	23,958	(600,539)	Commodity Portfolio	Monthly

		$28,018,100	$(1,463,152)	$141,960	$41,846	$(1,646,958)

	December 31, 2022		For the year ended December 31, 2022
	% of Partners’ Capital			Expenses		Net Income (Loss)
		Fair	Income	Clearing	Professional		Investment	Redemptions
Funds		Value	(Loss)	Fees	Fees		Objective	Permitted
GSL Master	- %	$-	$3,254,806	$29,730	$52,803	$3,172,273	Commodity Portfolio	Monthly
NL Master	8.36%	12,964,184	3,497,469	20,694	14,519	3,462,256	Commodity Portfolio	Monthly
Drakewood Master (a)	8.93%	13,846,564	(128,431)	33,486	20,282	(182,199)	Commodity Portfolio	Monthly

		$26,810,748	$6,623,844	$83,910	$87,604	$6,452,330

(a)	The Partnership first invested into Drakewood Master on May 1, 2022.

Ceres Tactical Commodity L.P.
Notes to Financial Statements

7.	Subscriptions, Distributions and Redemptions:
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

8.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024			2023			2022
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the year): *
Net realized and unrealized gains (losses)	$(109.05)	$(86.70)	$(91.26)	$(4.80)	$7.24	$0.02	$607.42	$481.94	$479.03
Net investment income (loss)	5.62	4.68	22.25	13.66	(0.26)	24.22	(175.86)	(139.72)	(110.66)

Increase (decrease) for the year	(103.43)	(82.02)	(69.01)	8.86	6.98	24.24	431.56	342.22	368.37
Net asset value per Redeemable Unit, beginning of year	2,730.63	2,165.30	2,256.96	2,721.77	2,158.32	2,232.72	2,290.21	1,816.10	1,864.35

Net asset value per Redeemable Unit, end of year	$2,627.20	$2,083.28	$2,187.95	$2,730.63	$2,165.30	$2,256.96	$2,721.77	$2,158.32	$2,232.72

	2024			2023			2022
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment income (loss) ***	0.2%	0.2%	1.1%	0.5%	0.0%	0.9%	(6.8)%	(6.8)%	(4.7)%

Operating expenses	4.0%	3.9%	3.3%	3.6%	3.8%	2.9%	3.7%	3.7%	3.1%
Incentive fees	0.5%	0.5%	0.4%	0.3%	0.8%	0.6%	4.5%	4.5%	3.5%

Total expenses	4.5%	4.4%	3.7%	3.9%	4.6%	3.5%	8.2%	8.2%	6.6%

Total return:
Total return before incentive fees	(3.3)%	(3.3)%	(2.6)%	0.7%	1.0%	1.6%	23.9%	23.9%	23.6%
Incentive fees	(0.5)%	(0.5)%	(0.5)%	(0.4)%	(0.7)%	(0.5)%	(5.1)%	(5.1)%	(3.8)%

Total return after incentive fees	(3.8)%	(3.8)%	(3.1)%	0.3%	0.3%	1.1%	18.8%	18.8%	19.8%

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
Beginning in February 2022, the United States, the United Kingdom, the European Union, and a number of other nations imposed sanctions against Russia in response to Russia’s invasion of Ukraine, and these and other governments around the world may impose additional sanctions in the future as the conflict develops. In addition, the armed conflict between Israel and Hamas and subsequent sanctions have created volatility in the price of various commodities and may lead to a deterioration in the political and trade relationships that exist between the countries involved and have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s/Funds’ investments. Furthermore, uncertainties regarding these conflicts and the varying involvement of the United States and other countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership/Funds and the performance of its investments or operations, and the ability of the Partnership to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia, Belarus, Ukraine or Israel, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflict.

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

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2024 and 2023 is summarized below:

	For the period from October 1, 2024 to December 31, 2024	For the period from July 1, 2024 to September 30, 2024	For the period from April 1, 2024 to June 30, 2024	For the period from January 1, 2024 to March 31, 2024
Total investment income	$1,364,978	$1,653,380	$1,705,349	$1,778,365
Total expenses	(1,635,232)	(1,343,661)	(1,198,836)	(2,012,791)
Total trading results	(1,337,968)	(4,356,034)	(3,391,088)	3,662,884

Net income (loss)	$(1,608,222)	$(4,046,315)	$(2,884,575)	$3,428,458

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(33.76)	$(78.60)	$(55.36)	$64.29

Class D	$(26.78)	$(62.33)	$(43.89)	$50.98

Class Z	$(23.93)	$(61.03)	$(41.56)	$57.51

	For the period from October 1, 2023 to December 31, 2023	For the period from July 1, 2023 to September 30, 2023	For the period from April 1, 2023 to June 30, 2023	For the period from January 1, 2023 to March 31, 2023
Total investment income	$1,817,629	$1,818,740	$1,642,992	$1,499,053
Total expenses	(968,525)	(1,612,262)	(1,940,885)	(1,472,182)
Total trading results	(4,987,689)	6,532,374	1,482,263	(3,344,717)

Net income (loss)	$(4,138,585)	$6,738,852	$1,184,370	$(3,317,846)

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(75.24)	$121.62	$20.54	$(58.06)

Class D	$(59.70)	$96.44	$16.28	$(46.04)

Class Z	$(57.81)	$104.52	$21.04	$(43.51)

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
and
15d-15(e)
under the Exchange Act) as of December 31, 2024, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B.
Other Information
.
10b5-1
Trading Plans
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended December 31, 2024, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended December 31, 2024 by the directors and officers of the General Partner.

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
Patrick T. Egan
, age 55, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. In addition, from May 2021 to February 2022, Mr. Egan was a branch manager, principal and registered as an associated person of Morgan Stanley Investment Management Inc., (“MSIM”), and was an associate member of the NFA. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as
Co-Chief
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

Brooke Lambert
, age 41, has been the Chief Financial Officer, Treasurer and a principal of the General Partner since May 2022. Ms. Lambert has been employed by Morgan Stanley Investment Management, a financial services firm, since July 2014, where her responsibilities include serving as a Vice President and managing the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. From July 2009 to July 2014, Ms. Lambert was employed by Morgan Stanley Smith Barney, a financial services firm, where her responsibilities included serving as a Vice President responsible for the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. Before joining Morgan Stanley, Ms. Lambert was employed by Citigroup Alternative Investments, a financial services firm, from January 2006 through July 2009, where her responsibilities included serving as an Assistant Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. Ms. Lambert earned her Bachelor of Science in Finance in May 2005 from Towson University.
Victoria Eckstein
, age 43, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 14, 2022. Since November 2022, Ms. Eckstein has served as Chief Operating Officer of Calvert Research and Management, an investment management company focused on responsible investments. Calvert is a wholly-owned subsidiary of Morgan Stanley and an affiliate of the General Partner. Since December 2020, Ms. Eckstein has served as a Managing Director of Morgan Stanley Investment Management Inc. (“MSIM”), and from December 2020 to November 2022 served as Chief Operating Officer of the Solutions & Multi-Asset Group at MSIM, a collection of business units offering alpha-centric, multi-asset or multi-manager investment solutions. From December 2016 to December 2020, Ms. Eckstein served as an Executive Director of MSIM and from April 2010 to December 2016, Ms. Eckstein served as a Vice President of MSIM. From April 2010 to December 2020, Ms. Eckstein primarily managed the day-to-day
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
Tatiana Segal
, age 56, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 1, 2022. She has also been a principal of MSIM since October 31, 2019. Ms. Segal joined MSIM as a Managing Director and Head of Risk Management in August 2019. She is responsible for risk management across MSIM business units and risk categories, including investment, operational, and franchise risk, and is a member of the Investment Management Operating Committee and a chair of the Investment Management Risk Committee. In June 2022, in addition to her original role, Ms. Segal was appointed as Global Head of
Non-Financial
Risk for Investment Management to manage existing and emergent non-financial
risks across the division. She has since been appointed a member of Morgan Stanley’s NFR Steering Committee and Enterprise Controls Committee. From August 2011 to August 2019, Ms. Segal was a partner and Head of Risk Management at SkyBridge Capital Management, a global alternative investments firm, where she was also a member of the Manager Selection, Portfolio Allocation and Real Estate Investment Committees. Prior to joining SkyBridge in August 2011, she was a Managing Director and Chief Risk Officer at Cerberus Capital Management, LLC from January 2009 through July 2011. Before joining Cerberus, Ms. Segal was Managing Director and Chief Risk Officer for Diamond Lake Investment Group from February 2008 through September 2008. From May 2006 through January 2008, Ms. Segal was a Senior Risk Manager at Citigroup Alternative Investments, where she was responsible for independent risk oversight of a multi-billion hedge fund and fund of funds portfolio. From October 2000 through April 2006, Ms. Segal was a Director of Market Risk at Nomura Securities, Inc. Prior to joining Nomura Securities, she was Risk Manager at BNP Paribas from January 1999 through October 2000 and a Risk Manager at Goldman, Sachs & Co., Ltd. from October 1995 through January 1999. Ms. Segal started her career at BlackRock Financial Management, Inc. from January 1993 through September 1995, as a portfolio analyst within BlackRock’s Institutional Accounts Division. Ms. Segal graduated from Columbia University in January 1993 with a Bachelor’s Degree in Economics. Ms. Segal is a
Co-Chair
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

Item 10.
Regulation
S-K
408(b) Rider
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. The General Partner is a wholly-owned subsidiary of Morgan Stanley Capital Management LLC (“MSCM”). MSCM is ultimately owned by Morgan Stanley. Morgan Stanley has adopted insider trading policies and procedures applicable to its investment affiliates, including the General Partner, that it believes are reasonably designed to promote compliance with insider trading laws, rules and regulations. Morgan Stanley’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form
10-K.
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
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
.
(a)
Security ownership of certain beneficial owners
. As of February 28, 2025, the Partnership knows of no persons who beneficially own more than 5% of the Redeemable Units outstanding.
(b)
Security ownership of management
. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2024:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Redeemable Units	General Partner	602.1040	58.7%
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
Business
.”, “Item 8.
Financial Statements and Supplementary Data
.” and “Item 11.
Executive Compensation
.”

Item 14.
Principal Accountant Fees and Services
.
(1)
Audit Fees
. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2024 and 2023 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms
10-Q
and
10-K
and other services normally provided in connection with regulatory filings or engagements were:
2024 $120,277
2023 $109,945
(2)
Audit-Related Fees
. None.
(3)
Tax Fees
. The Partnership did not pay EY any amounts in 2024 and 2023 for professional services in connection with tax compliance, tax advice and tax planning.
(4)
All Other Fees
. None.
(5) Not Applicable.
(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements:

Statements of Financial Condition at December 31, 2024 and 2023.

Condensed Schedules of Investments at December 31, 2024 and 2023.

Statements of Income and Expenses for the years ended December 31, 2024, 2023 and 2022.

Statements of Changes in Partners’ Capital for the years ended December 31, 2024, 2023 and 2022.

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

19.1	Investment Management Insider Trading Policy (filed herewith).

99.1	Financial Statements of CMF NL Master Fund LLC.

99.2	Financial Statements of CMF Drakewood Master Fund LLC.

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference:

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Extension Schema Document.

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB XBRL Taxonomy Extension Label Linkbase Document.

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

104. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President & Director
Date: March 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Brooke Lambert
Patrick T. Egan	Brooke Lambert
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 20, 2025	Date: March 20, 2025

/s/ Victoria Eckstein	/s/ Tatiana Segal
Victoria Eckstein	Tatiana Segal
Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 20, 2025	Date: March 20, 2025

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to limited partners.

No proxy material has been sent to limited partners.