Form 10-Q
period 2025-03-31
Ceres Tactical Commodity L.P.
filed 2025-05-09
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X
As of April 30, 2025, 43,619.6247 Limited Partnership Class A Redeemable Units were outstanding, 100.0580 Limited Partnership Class D Redeemable Units were outstanding and 416.9110 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Commodity L.P.
Statements of Financial Condition

	March 31, 2025 (Unaudited)	December 31, 2024
Assets:
Investment in the Fund (1) , at fair value	$17,251,220	$17,511,230
Redemptions receivable from the Fund	1,574,700	3,866,784

Equity in trading account:
Unrestricted cash	96,923,282	98,005,370
Restricted cash	6,690,071	7,364,913
Foreign cash (cost $424,493 and $173,642 at March 31, 2025 and December 31, 2024, respectively)	445,662	179,838
Net unrealized appreciation on open futures contracts	1,247,621	-
Net unrealized appreciation on open forward contracts	57,613	-
Options purchased, at fair value (premiums paid $2,717,351 and $6,183,472 at March 31, 2025 and December 31, 2024, respectively)	1,866,821	5,354,371

Total equity in trading account	107,231,070	110,904,492
Interest receivable	355,511	369,641

Total assets	$126,412,501	$132,652,147

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$200,937
Net unrealized depreciation on open forward contracts	-	197,928
Options written, at fair value (premiums received $1,074,377 and $3,312,604 at March 31, 2025 and December 31, 2024, respectively)	902,619	3,281,715
Accrued expenses:
Ongoing selling agent fees	76,972	78,946
Management fees	120,404	120,743
General Partner fees	78,262	80,446
Incentive fees	-	663,398
Professional fees	213,619	178,793
Redemptions payable to General Partner	-	149,980
Redemptions payable to Limited Partners	2,128,326	4,504,014

Total liabilities	3,520,202	9,456,900

Partners’ Capital:
General Partner, Class Z, 602.1040 Redeemable Units outstanding at March 31, 2025 and December 31, 2024	1,362,361	1,317,374
Limited Partners, Class A, 44,373.0017 and 45,958.9087 Redeemable Units outstanding at March 31, 2025 and December 31, 2024, respectively	120,330,946	120,743,082
Limited Partners, Class D, 100.0580 Redeemable Units outstanding at March 31, 2025 and December 31, 2024	215,162	208,449
Limited Partners, Class Z, 434.8100 and 423.3840 Redeemable Units outstanding at March 31, 2025 and December 31, 2024, respectively	983,830	926,342

Total partners’ capital (net asset value)	122,892,299	123,195,247

Total liabilities and partners’ capital	$126,412,501	$132,652,147

Net asset value per Redeemable Unit:
Class A	$2,711.81	$2,627.20

Class D	$2,150.38	$2,083.28

Class Z	$2,262.67	$2,187.95

(1)	Defined in Note 1.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
March 31, 2025
(Unaudited)

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	2	$(105)	(0.00	) %	*
Energy
WTI CRUDE FUTURE MAY25	698	1,381,770	1.12
Other	934	1,083,485	0.88
Grains	3,066	(791,572)	(0.64)
Livestock	129	70,011	0.06
Metals	197	1,222,947	1.00
Softs	155	(82,436)	(0.07)

Total futures contracts purchased		2,884,100	2.35

Futures Contracts Sold
Energy	1,344	(2,203,109)	(1.79)
Grains	2,997	1,154,192	0.93
Livestock	107	6,441	0.01
Metals	66	(329,890)	(0.27)
Softs	149	(264,113)	(0.21)

Total futures contracts sold		(1,636,479)	(1.33)

Net unrealized appreciation on open futures contracts		$1,247,621	1.02%

Unrealized Appreciation on Open Forward Contracts
Metals	334	$1,081,151	0.88%

Total unrealized appreciation on open forward contracts		1,081,151	0.88

Unrealized Depreciation on Open Forward Contracts
Metals	336	(1,023,538)	(0.83)

Total unrealized depreciation on open forward contracts		(1,023,538)	(0.83)

Net unrealized appreciation on open forward contracts		$57,613	0.05%

Options Purchased
Calls
Energy	7	$12,390	0.02%
Grains	1,033	688,858	0.56
Livestock	191	90,330	0.07
Metals	29	84,754	0.07
Puts
Grains	761	974,974	0.79
Metals	21	12,125	0.01
Softs	8	3,390	0.00	*

Total options purchased (premiums paid $2,717,351)		$1,866,821	1.52%

Options Written
Calls
Grains	520	$(137,646)	(0.11	) %
Livestock	9	(26,550)	(0.02)
Metals	36	(163,012)	(0.13)
Softs	11	(96,630)	(0.08)
Puts
Grains	775	(457,056)	(0.37)
Metals	21	(12,125)	(0.01)
Softs	5	(9,600)	(0.01)

Total options written (premiums received $1,074,377)		$(902,619)	(0.73	) %

		Fair Value	% of Partners Capital
Investment in the Fund
CMF Drakewood Master Fund LLC		$17,251,220	14.04%

Total investment in the Fund		$17,251,220	14.04%

*	Due to rounding.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
December 31, 2024

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	8	$(12,919)	(0.01	) %
Energy
WTI CRUDE FUTURE FEB25	866	1,628,130	1.31
Other	613	327,076	0.27
Grains	1,009	367,726	0.30
Livestock	85	3,750	0.00	*
Metals	193	(362,901)	(0.29)
Softs	340	(151,085)	(0.12)

Total futures contracts purchased		1,799,777	1.46

Futures Contracts Sold
Energy	1,253	(1,544,204)	(1.25)
Grains	1,666	(945,964)	(0.77)
Livestock	69	7,670	0.01
Metals	54	91,745	0.07
Softs	370	390,039	0.32

Total futures contracts sold		(2,000,714)	(1.62)

Net unrealized depreciation on open futures contracts		$(200,937)	(0.16	) %

Unrealized Appreciation on Open Forward Contracts
Metals	304	$1,162,363	0.94%

Total unrealized appreciation on open forward contracts		1,162,363	0.94

Unrealized Depreciation on Open Forward Contracts
Metals	345	(1,360,291)	(1.10)

Total unrealized depreciation on open forward contracts		(1,360,291)	(1.10)

Net unrealized depreciation on open forward contracts		$(197,928)	(0.16	) %

Options Purchased
Calls
Grains	16	$35,040	0.03%
Metals	53	8,580	0.01
Puts
Energy	5	3,650	0.01
Grains
SOYBEAN FUT OPTN P @ 1000 MAY 25	1,464	2,241,750	1.82
SOYBEAN FUT OPTN P @ 1000 NOV 25	488	1,281,000	1.04
Other	488	838,750	0.68
Livestock	1,082	877,700	0.71
Metals	45	26,317	0.02
Softs	39	41,584	0.03

Total options purchased (premiums paid $6,183,472)		$5,354,371	4.35%

Options Written
Calls
Grains	1,265	$(1,002,723)	(0.81	) %
Livestock	11	(10,120)	(0.01)
Softs	24	(348,515)	(0.28)
Puts
Grains	2,582	(1,677,729)	(1.36)
Livestock	976	(165,920)	(0.13)
Metals	55	(74,893)	(0.06)
Softs	3	(1,815)	(0.01)

Total options written (premiums received $3,312,604)		$(3,281,715)	(2.66	) %

		Fair Value	% of Partners Capital
Investment in the Fund
CMF Drakewood Master Fund LLC		$17,511,230	14.21%

Total investment in the Fund		$17,511,230	14.21%

*	Due to rounding.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Investment Income:
Interest income	$1,034,368	$1,473,497
Interest income allocated from the Funds	129,380	304,868

Total investment income	1,163,748	1,778,365

Expenses:
Expenses allocated from the Funds	62,635	38,706
Clearing fees related to direct investments	358,626	194,854
Ongoing selling agent fees	229,506	274,625
Management fees	357,913	436,086
General Partner fees	233,334	279,397
Incentive fees	-	656,304
Professional fees	126,051	132,819

Total expenses	1,368,065	2,012,791

Net investment income (loss)	(204,317)	(234,426)

Trading Results:
Net gains (losses) on trading of commodity interests and investments in the Funds:
Net realized gains (losses) on closed contracts	186,523	5,222,587
Net realized gains (losses) on closed contracts allocated from the Funds	2,952,852	201,122
Net change in unrealized gains (losses) on open contracts	1,838,512	(710,264)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(848,223)	(1,050,561)

Total trading results	4,129,664	3,662,884

Net income (loss)	$3,925,347	$3,428,458

Net income (loss) per Redeemable Unit: *
Class A	$84.61	$64.29

Class D	$67.10	$50.98

Class Z	$74.72	$57.51

Weighted average Redeemable Units outstanding:
Class A	45,540.8510	51,795.3797

Class D	100.0580	100.0580

Class Z	1,036.9140	1,220.8023

*	Represents the change in net asset value per Redeemable Unit during the period.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2023	$141,666,113	51,880.4717	$216,656	100.0580	$2,690,130	1,191.9290	$144,572,899	53,172.4587
Subscriptions - Limited Partners	835,000	300.7260	-	-	100,000	43.3100	935,000	344.0360
Redemptions - Limited Partners	(2,973,949)	(1,059.2810)	-	-	-	-	(2,973,949)	(1,059.2810)
Net income (loss)	3,354,569	-	5,101	-	68,788	-	3,428,458	-

Partners’ Capital, March 31, 2024	$142,881,733	51,121.9167	$221,757	100.0580	$2,858,918	1,235.2390	$145,962,408	52,457.2137

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2024	$120,743,082	45,958.9087	$208,449	100.0580	$2,243,716	1,025.4880	$123,195,247	47,084.4547
Subscriptions - Limited Partners	250,000	94.1550	-	-	25,000	11.4260	275,000	105.5810
Redemptions - Limited Partners	(4,503,295)	(1,680.0620)	-	-	-	-	(4,503,295)	(1,680.0620)
Net income (loss)	3,841,159	-	6,713	-	77,475	-	3,925,347	-

Partners’ Capital, March 31, 2025	$120,330,946	44,373.0017	$215,162	100.0580	$2,346,191	1,036.9140	$122,892,299	45,509.9737

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
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and is the trading manager (the “Trading Manager”) of Drakewood Master (as defined below). The General Partner was also the Trading Manager of NL Master (as defined below) prior to NL Master’s termination. The General Partner is a wholly-owned subsidiary of Morgan Stanley Capital Management LLC (“MSCM”). MSCM is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.
As of March 31, 2025, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Drakewood Capital Management Limited (“Drakewood”) and Opus Futures, LLC (“Opus”) (each, an “Advisor” and, collectively, the “Advisors”), each of which is, a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. On December 31, 2024, the Partnership fully redeemed its investment from CMF NL Master Fund LLC (“NL Master”). Also effective December 31, 2024, Northlander Commodity Advisors LLP (“Northlander”) ceased to act as a commodity trading advisor to the Partnership. On December 31, 2024, EMC Capital Advisors, LLC (“EMC”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner and Morgan Stanley & Co. LLC (“MS&Co.”) and are not responsible for the organization or operation of the Partnership. References herein to the “Advisors” may also include, as relevant, EMC and Northlander.
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
During the reporting periods ended March 31, 2025 and 2024, the Partnership’s/Funds’ commodity broker was MS&Co., a registered futures commission merchant.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The programs traded by each Advisor on behalf of the Partnership are: Millburn — Commodity Program, Ospraie — Commodity Program, Drakewood – Drakewood Prospect Fund Strategy, Opus – Opus Advanced Ag Program and prior to Northlander’s termination effective December 31, 2024, Northlander – Commodity Program and prior to EMC’s termination effective December 31, 2024, EMC – Commodity Program. The General Partner may modify or terminate the allocation of assets among the Advisors at any time and may allocate assets to additional Advisors at any time.
The Partnership and CMF Drakewood Master Fund LLC (“Drakewood Master”) have entered, and (prior to its termination) NL Master had entered, into futures brokerage account agreements with MS&Co. Drakewood Master is referred to as the “Fund.” References herein to “Funds” may also include, as relevant, NL Master. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, the execution of transactions as well as exchange, user, give-up,
floor brokerage and National Futures Association fees (collectively, the “clearing fees”).
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2025 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2025 and 2024. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
10-K”)
filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2024. The December 31, 2024 information has been derived from the audited financial statements as of and for the year ended December 31, 2024.
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
Profit Allocation.
Except for class specific expenses, the General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.
Statement of Cash Flows.
The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230,
“Statement of Cash Flows.”
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2025 and 2024, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.
Partnership’s Investment in the Funds.
The Partnership carries its investment in Drakewood Master based on the Partnership’s (1) net contribution to Drakewood Master and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of Drakewood Master. The Partnership carried its investment in NL Master based on the Partnership’s (1) net contribution to NL Master and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of NL Master.
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
Partnership’s Cash
. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2025 and December 31, 2024, the amount of cash held for margin requirements was $6,690,071 and $7,364,913, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $445,662 (cost of $424,493) and $179,838 (cost of $173,642) as of March 31, 2025 and December 31, 2024, respectively.
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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

Investment Company Status
. The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of
Financial Services—Investment Companies (Topic 946)
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
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, (ASU
2023-07)
, which requires incremental disclosures related to a public entity’s reportable segments. The Partnership operates as a single reportable segment, as the Chief Operating Decision Maker (CODM) monitors the operating results of the Partnership as a whole against its investment objective, which is included in Note 1. The Partnership’s President acts as the Partnership’s CODM and is responsible for assessing the performance of the Partnership’s single segment and deciding how to allocate the segment’s resources. To perform this function, the CODM reviews the total trading results as reflected in the accompanying statements of income and expenses and total return as reflected in the financial highlights as included in the notes to the Partnership’s Financial Statements. Additionally, segment assets are presented in the accompanying Statements of Financial Condition and significant segment expenses are reported in the accompanying Statements of Income and Expenses.
There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form
10-K
for the year ended December 31, 2024.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial
highlights for the limited partner Classes as a whole for the three months ended March 31, 2025 and 2024 were as follows.

	Three Months Ended March 31, 2025						Three Months Ended March 31, 2024
	Class A		Class D		Class Z		Class A		Class D		Class Z
Per Redeemable Unit Performance
(for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$89.10		$70.65		$74.26		$68.83		$54.54		$56.77
Net investment income (loss)	(4.49)		(3.55)		0.46		(4.54)		(3.56)		0.74

Increase (decrease) for the period	84.61		67.10		74.72		64.29		50.98		57.51
Net asset value per Redeemable Unit, beginning of period	2,627.20		2,083.28		2,187.95		2,730.63		2,165.30		2,256.96

Net asset value per Redeemable Unit, end of period	$2,711.81		$2,150.38		$2,262.67		$2,794.92		$2,216.28		$2,314.47

	Three Months Ended March 31, 2025						Three Months Ended March 31, 2024
	Class A		Class D		Class Z		Class A		Class D		Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment income (loss) ***	(0.7)%		(0.7)%		0.1	%	0.8	%	0.8	%	1.5	%

Operating expenses	4.5	%	4.5	%	3.8	%	3.7	%	3.7	%	3.0	%
Incentive fees	-	%	-	%	-	%	0.4	%	0.4	%	0.4	%

Total expenses	4.5	%	4.5	%	3.8	%	4.1	%	4.1	%	3.4	%

Total return:
Total return before incentive fees	3.2	%	3.2	%	3.4	%	2.8	%	2.8	%	3.0	%
Incentive fees	-	%	-	%	-	%	(0.4)%		(0.4)%		(0.5)%

Total return after incentive fees	3.2	%	3.2	%	3.4	%	2.4	%	2.4	%	2.5	%

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
have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2025 and 2024 were 6,904 and 6,857, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2025 and 2024 were 860 and 1,200, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended March 31, 2025 and 2024 were 5,003 and 2,555, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.
All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds for indirect trading and allocated to the Funds’ members, including the Partnership.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2025 and December 31, 2024, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2025				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$5,545,525	$(4,297,904)	$1,247,621	$-	$-	$1,247,621
Forwards	1,081,151	(1,023,538)	57,613	-	-	57,613

Total assets	$6,626,676	$(5,321,442)	$1,305,234	$-	$-	$1,305,234

Liabilities
Futures	$(4,297,904)	$4,297,904	$-	$-	$-	$-
Forwards	(1,023,538)	1,023,538	-	-	-	-

Total liabilities	$(5,321,442)	$5,321,442	$-	$-	$-	$-

Net fair value						$1,305,234	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2024				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$3,546,893	$(3,546,893)	$-	$-	$-	$-
Forwards	1,162,363	(1,162,363)	-	-	-	-

Total assets	$4,709,256	$(4,709,256)	$-	$-	$-	$-

Liabilities
Futures	$(3,747,830)	$3,546,893	$(200,937)	$-	$200,937	$-
Forwards	(1,360,291)	1,162,363	(197,928)	-	197,928	-

Total liabilities	$(5,108,121)	$4,709,256	$(398,865)	$-	$398,865	$-

Net fair value						$-	*

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2025 and December 31, 2024, respectively.

	March 31, 2025
Assets
Futures Contracts
Energy	$2,609,941
Grains	1,455,672
Livestock	134,836
Metals	1,273,592
Softs	71,484

Total unrealized appreciation on open futures contracts	5,545,525

Liabilities
Futures Contracts
Currencies	(105)
Energy	(2,347,795)
Grains	(1,093,052)
Livestock	(58,384)
Metals	(380,535)
Softs	(418,033)

Total unrealized depreciation on open futures contracts	(4,297,904)

Net unrealized appreciation on open futures contracts	$1,247,621	*

Assets
Forward Contracts
Metals	$1,081,151

Total unrealized appreciation on open forward contracts	1,081,151

Liabilities
Forward Contracts
Metals	(1,023,538)

Total unrealized depreciation on open forward contracts	(1,023,538)

Net unrealized appreciation on open forward contracts	$57,613	**

Assets
Options Purchased
Energy	$12,390
Grains	1,663,832
Livestock	90,330
Metals	96,879
Softs	3,390

Total options purchased	$1,866,821	***

Liabilities
Options Written
Grains	$(594,702)
Livestock	(26,550)
Metals	(175,137)
Softs	(106,230)

Total options written	$(902,619)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
Sector	2025		2024
Currencies	$32,148		$(53,974)
Energy	1,061,665		3,360,104
Grains	459,134		3,694,584
Livestock	(550,687)		575,286
Metals	1,565,817		(733,594)
Softs	(543,042)		(2,330,083)

Total	$2,025,035	*****	$4,512,323	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2025 and December 31, 2024 and for the periods ended March 31, 2025 and 2024, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

March 31, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$5,545,525	$5,545,525	$-	$-
Forwards	1,081,151	-	1,081,151	-
Options purchased	1,866,821	1,866,821	-	-

Total assets	$8,493,497	$7,412,346	$1,081,151	$-

Liabilities
Futures	$4,297,904	$4,297,904	$-	$-
Forwards	1,023,538	-	1,023,538	-
Options written	902,619	902,619	-	-

Total liabilities	$6,224,061	$5,200,523	$1,023,538	$-

December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,546,893	$3,546,893	$-	$-
Forwards	1,162,363	-	1,162,363	-
Options purchased	5,354,371	5,354,371	-	-

Total assets	$10,063,627	$8,901,264	$1,162,363	$-

Liabilities
Futures	$3,747,830	$3,747,830	$-	$-
Forwards	1,360,291	-	1,360,291	-
Options written	3,281,715	3,281,715	-	-

Total liabilities	$8,389,836	$7,029,545	$1,360,291	$-

The Investment in the Funds measured using the net asset value practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of March 31, 2025 and December 31, 2024, respectively.

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2025.
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
At March 31, 2025, the Partnership owned approximately 38.6% of Drakewood Master. At December 31, 2024, the Partnership owned approximately 41.3% of Drakewood Master. It is the Partnership’s intention to continue to invest in Drakewood Master. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption
rights are not affected.
Summarized
information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	March 31, 2025
	Total Assets	Total Liabilities	Total Capital
Drakewood Master	$51,973,321	$7,377,463	$44,595,858

	December 31, 2024
	Total Assets	Total Liabilities	Total Capital
NL Master	$13,129,914	$13,129,914	$-
Drakewood Master	44,926,030	2,584,283	42,341,747
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:
	For the three months ended March 31, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drakewood Master	$167,644	$5,285,951	$5,453,595

	For the three months ended March 31, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$473,395	$(3,360,293)	$(2,886,898)
Drakewood Master	321,021	435,996	757,017

Ceres
Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds is shown in the following tables:

	March 31, 2025		For the three months ended March 31, 2025

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Drakewood Master	14.04%	$17,251,220	$2,234,009	$55,044	$7,591	$2,171,374	Commodity Portfolio	Monthly

		$17,251,220	$2,234,009	$55,044	$7,591	$2,171,374

	December 31, 2024		For the three months ended March 31, 2024

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
NL Master	-%	$-	$(869,740)	$3,896	$5,083	$(878,719)	Commodity Portfolio	Monthly
Drakewood Master	14.21%	17,511,230	325,169	22,957	6,770	295,442	Commodity Portfolio	Monthly

		$17,511,230	$(544,571)	$26,853	$11,853	$(583,277)

7.	Financial Instrument Risks:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2025.

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

For the three months ended March 31, 2025, Partnership capital decreased 0.2% from $123,195,247 to $122,892,299. This decrease was attributable to redemptions of 1,680.0620 Class A limited partner Redeemable Units totaling $4,503,295 which was partially offset by subscriptions of 94.1550 Class A limited partner Redeemable Units totaling $250,000, subscriptions of 11.4260 Class Z limited partner Redeemable Units totaling $25,000 and net income of $3,925,347. Future redemptions can impact the amount of funds available for direct investments and investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2025, the net asset value per Redeemable Unit for Class A increased 3.2% from $2,627.20 to $2,711.81 as compared to an increase of 2.4% in the first quarter of 2024. During the Partnership’s first quarter of 2025, the net asset value per Redeemable Unit for Class D increased 3.2% from $2,083.28 to $2,150.38 as compared to an increase of 2.4% in the first quarter of 2024. During the Partnership’s first quarter of 2025, the net asset value per Redeemable Unit for Class Z increased 3.4% from $2,187.95 to $2,262.67 as compared to an increase of 2.5% in the first quarter of 2024. The Partnership experienced a net trading gain before fees and expenses during the first quarter of 2025 of $4,129,664. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains and metals and were partially offset by losses in currencies, livestock and softs. The Partnership experienced a net trading gain before fees and expenses during the first quarter of 2024 of $3,662,884. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains and livestock and were partially offset by losses in metals and softs.

During the first quarter, the most notable gains were achieved within the metals markets throughout the first three months of the year from long positions in copper futures as prices rallied on industrial buying attempting to stockpile supplies before potential global tariffs were enacted. Further gains in the metals were experienced from positions in gold, tin, and platinum futures. In the energy sector, gains were recorded during January primarily from long positions in crude oil futures as prices rallied in the first half of the month. Further gains in the energies were during March primarily from long positions in Brent crude oil futures as prices advanced over the second half of the month as President Trump announced potentially new sanctions on Iranian oil production. Further gains were recorded within the grains sector during February from short positions in soybean and wheat futures as prices dropped after reports indicated grain harvests in South America would be higher than previously predicted. A portion of the Partnership’s gains for the first quarter was offset by losses incurred within the livestock markets during January from short positions in live cattle futures as beef prices moved higher amid low cattle slaughter rates. In the soft commodities, losses were recorded during March from long positions in cocoa futures as an easing of extreme weather conditions in West Africa increased production predictions. Losses in the soft commodities during March were also recorded from positions in coffee and sugar futures.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three months ended March 31, 2025 decreased by $614,617 as compared to the corresponding period in 2024. The decrease in interest income was primarily due to lower interest rates during the three months ended March 31, 2025 as compared to the corresponding period in 2024. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2025 increased by $163,772 as compared to the corresponding period in 2024. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three months ended March 31, 2025 as compared to the corresponding period in 2024.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted Net Assets of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2025 decreased by $45,119 as compared to the corresponding period in 2024. The decrease was due to lower average adjusted net assets during the three months ended March 31, 2025 as compared to the corresponding period in 2024.

Management fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2025 decreased by $78,173 as compared to the corresponding period in 2024. The decrease was due to lower average net assets during the three months ended March 31, 2025 as compared to the corresponding period in 2024.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2025 decreased by $46,063 as compared to the corresponding period in 2024. This decrease was due to lower average net assets during the three months ended March 31, 2025 as compared to the corresponding period in 2024.

Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three months ended March 31, 2025 and 2024 resulted in incentive fees of $0 and $656,304, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

As of March 31, 2025 and December 31, 2024, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2025	March 31, 2025 (percentage of Partners’ Capital)	December 31, 2024	December 31, 2024 (percentage of Partners’ Capital)
Millburn	$46,197,662	38%	$41,822,109	34%
Ospraie	25,770,887	21%	24,547,887	20%
Northlander	-	0%	3,807,148	3%
Drakewood	17,751,219	14%	17,511,229	14%
Opus	30,721,978	25%	31,625,551	26%
Unallocated	2,450,553	2%	3,881,323	3%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. Drakewood trades the Partnership’s assets indirectly in the master fund’s managed account established in the name of the master fund over which they have been granted limited authority to make trading decisions. Millburn, Ospraie and Opus directly trade managed accounts in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e in the managed accounts in the Partnership’s name traded by certain Advisors) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2025. As of March 31, 2025, the Partnership’s total capitalization was $122,892,299.

March 31, 2025

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$28,363	0.03%
Energy	2,345,929	1.91
Grains	2,140,615	1.74
Livestock	189,108	0.15
Metals	5,104,126	4.15
Softs	1,122,513	0.91

Total	$10,930,654	8.89%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds as of March 31, 2025 and December 31, 2024, and the highest, lowest and average values during the three months ended March 31, 2025 and the twelve months ended December 31, 2024. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2025 and December 31, 2024, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

	March 31, 2025
			Three Months Ended March 31, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$2,345,929	1.91%	$2,785,848	$747,456	$1,864,102
Grains	2,140,615	1.74	3,283,277	1,285,179	2,189,086
Livestock	189,108	0.15	251,152	50,820	125,491
Metals	1,369,258	1.11	1,705,887	776,078	1,344,329
Softs	1,122,513	0.91	2,386,203	894,550	1,516,712

Total	$7,167,423	5.82%

*	Average of daily Values at Risk.

	December 31, 2024
			Twelve Months Ended December 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$11,880	0.01%	$271,403	$10,395	$148,894
Energy	2,164,987	1.76	3,895,847	454,870	1,762,163
Grains	2,106,373	1.71	3,884,134	854,112	1,764,175
Livestock	95,370	0.08	672,202	58,685	192,189
Metals	1,687,565	1.37	1,875,738	839,593	1,317,942
Softs	1,831,610	1.49	5,239,839	775,371	2,721,491

Total	$7,897,785	6.42%

*	Annual average of daily Values at Risk.

As of December 31, 2024, the Partnership fully redeemed its investment from NL Master.

As of March 31, 2025, Drakewood Master’s total capitalization was $44,595,858, and the Partnership owned approximately 38.6% of Drakewood Master. As of March 31, 2025, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood Master for trading) was as follows:

	March 31, 2025
			Three Months Ended March 31, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$73,480	0.16%	$120,560	$-	$57,107
Metals	9,675,823	21.70	9,809,040	5,925,165	7,784,856

Total	$9,749,303	21.86%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2024 other than as disclosed in Note 7, “
Financial Instrument Risks
.” of the Financial Statements.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended March 31, 2025, there were subscriptions of 94.1550 Class A Redeemable Units totaling $250,000 and subscriptions of 11.4260 Class Z Redeemable Units totaling $25,000. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interest in commodity pools.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	490.8960	$2,645.94	N/A	N/A
February 1, 2025 - February 28, 2025	404.3300	$2,661.41	N/A	N/A
March 1, 2025 - March 31, 2025	784.8360	$2,711.81	N/A	N/A
	1,680.0620	$2,680.43

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
Item 3.
Defaults Upon Senior Securities
.
None.
Item 4.
Mine Safety Disclosures
.
Not Applicable.
Item 5.
Other Information
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended March 31, 2025, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended March 31, 2025 by the directors and officers of the General Partner.

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

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 9, 2025

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date: May 9, 2025

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.