Form 10-Q
period 2025-06-30
Ceres Tactical Commodity L.P.
filed 2025-08-08
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(
X
) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2025
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
As of July 31, 2025,
42,092.8257
Limited Partnership Class A Redeemable Units were outstanding,
100.0580
Limited Partnership Class D Redeemable Units were outstanding and
416.9110
Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Commodity L.P.
Statements of Financial Condition

	June 30, 2025 (Unaudited)	December 31, 2024
Assets:
Investment in the Fund (1) , at fair value	$14,010,036	$17,511,230
Redemptions receivable from the Fund	40,058	3,866,784

Equity in trading account:
Unrestricted cash	96,215,759	98,005,370
Restricted cash	4,925,480	7,364,913
Foreign cash (cost $417,002 and $173,642 at June 30, 2025 and December 31, 2024, respectively)	472,934	179,838
Net unrealized appreciation on open futures contracts	640,612	-
Options purchased, at fair value (premiums paid $ 4,522,303 and $ 6,183,472 at June 30, 2025 and December 31, 2024, respectively)	3,329,589	5,354,371

Total equity in trading account	105,584,374	110,904,492
Interest receivable	333,392	369,641

Total assets	$119,967,860	$132,652,147

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$200,937
Net unrealized depreciation on open forward contracts	78,698	197,928
Options written, at fair value (premiums received $ 670,148 and $ 3,312,604 at June 30, 2025 and December 31, 2024, respectively)	606,538	3,281,715
Accrued expenses:
Ongoing selling agent fees	73,122	78,946
Management fees	111,279	120,743
General Partner fees	74,369	80,446
Incentive fees	-	663,398
Professional fees	219,864	178,793
Redemptions payable to General Partner	-	149,980
Redemptions payable to Limited Partners	2,761,436	4,504,014

Total liabilities	3,925,306	9,456,900

Partners’ Capital:
General Partner, Class Z , 602.1040 Redeemable Units outstanding at June 30, 2025 and December 31, 2024	1,347,295	1,317,374
Limited Partners, Class A, 42,420.4597 and 45,958.9087 Redeemable Units outstanding at June 30, 2025 and December 31, 2024, respectively	113,549,978	120,743,082
Limited Partners, Class D , 100.0580 Redeemable Units outstanding at June 30, 2025 and December 31, 2024	212,383	208,449
Limited Partners, Class Z , 416.9110 and 423.3840 Redeemable Units outstanding at June 30, 2025 and December 31, 2024, respectively	932,898	926,342

Total partners’ capital (net asset value)	116,042,554	123,195,247

Total liabilities and partners’ capital	$119,967,860	$132,652,147

Net asset value per Redeemable Unit:
Class A	$2,676.77	$2,627.20

Class D	$2,122.60	$2,083.28

Class Z	$2,237.64	$2,187.95

(1)	Defined in Note 1.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
June 30, 2025
(Unaudited)

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Energy	583	$(1,079,295)	(0.93)%
Grains	514	388,552	0.33
Livestock	70	(24,635)	(0.02)
Metals	38	158,610	0.14
Softs	229	(72,031)	(0.06)

Total futures contracts purchased		(628,799)	(0.54)

Futures Contracts Sold
Energy	412	408,952	0.35
Grains	2,135	451,382	0.39
Livestock	123	153,710	0.13
Metals	45	13,122	0.01
Softs	170	242,245	0.21

Total futures contracts sold		1,269,411	1.09

Net unrealized appreciation on open futures contracts		$640,612	0.55	%

Unrealized Appreciation on Open Forward Contracts
Metals	271	$863,111	0.74	%

Total unrealized appreciation on open forward contracts		863,111	0.74

Unrealized Depreciation on Open Forward Contracts
Metals	271	(941,809)	(0.81)

Total unrealized depreciation on open forward contracts		(941,809)	(0.81)

Net unrealized depreciation on open forward contracts		$(78,698)	(0.07)%

Options Purchased
Calls
Grains	523	$220,632	0.19	%
Livestock	32	63,680	0.05
Metals	27	31,757	0.03
Softs	108	32,035	0.03
Puts
Grains
SOYBEAN FUT OPTN P @ 1020 NOV 25	1,380	2,354,625	2.03
Other	460	572,125	0.49
Livestock	26	37,830	0.03
Metals	24	16,905	0.02

Total options purchased (premiums paid $4,522,303)		$3,329,589	2.87	%

Options Written
Calls
Energy	4	$(21,640)	(0.02)%
Grains	282	(199,963)	(0.17)
Livestock	5	(4,800)	(0.01)
Metals	48	(229,777)	(0.20)
Puts
Grains	68	(62,738)	(0.05)
Livestock	37	(24,250)	(0.02)
Metals	24	(16,905)	(0.01)
Softs	19	(46,465)	(0.04)

Total options written (premiums received $670,148)		$(606,538)	(0.52)%

		Fair Value	% of Partners Capital
Investment in the Fund
CMF Drakewood Master Fund LLC		$14,010,036	12.07	%

Total investment in the Fund		$14,010,036	12.07	%

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
December 31, 2024

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	8	$(12,919)	(0.01) %
Energy
WTI CRUDE FUTURE FEB25	866	1,628,130	1.31
Other	613	327,076	0.27
Grains	1,009	367,726	0.30
Livestock	85	3,750	0.00 *
Metals	193	(362,901)	(0.29)
Softs	340	(151,085)	(0.12)

Total futures contracts purchased		1,799,777	1.46

Futures Contracts Sold
Energy	1,253	(1,544,204)	(1.25)
Grains	1,666	(945,964)	(0.77)
Livestock	69	7,670	0.01
Metals	54	91,745	0.07
Softs	370	390,039	0.32

Total futures contracts sold		(2,000,714)	(1.62)

Net unrealized depreciation on open futures contracts		$(200,937)	(0.16) %

Unrealized Appreciation on Open Forward Contracts
Metals	304	$1,162,363	0.94%

Total unrealized appreciation on open forward contracts		1,162,363	0.94

Unrealized Depreciation on Open Forward Contracts
Metals	345	(1,360,291)	(1.10)

Total unrealized depreciation on open forward contracts		(1,360,291)	(1.10)

Net unrealized depreciation on open forward contracts		$(197,928)	(0.16) %

Options Purchased
Calls
Grains	16	$35,040	0.03%
Metals	53	8,580	0.01
Puts
Energy	5	3,650	0.01
Grains
SOYBEAN FUT OPTN P @ 1000 MAY 25	1,464	2,241,750	1.82
SOYBEAN FUT OPTN P @ 1000 NOV 25	488	1,281,000	1.04
Other	488	838,750	0.68
Livestock	1,082	877,700	0.71
Metals	45	26,317	0.02
Softs	39	41,584	0.03

Total options purchased (premiums paid $6,183,472)		$5,354,371	4.35%

Options Written
Calls
Grains	1,265	$(1,002,723)	(0.81) %
Livestock	11	(10,120)	(0.01)
Softs	24	(348,515)	(0.28)
Puts
Grains	2,582	(1,677,729)	(1.36)
Livestock	976	(165,920)	(0.13)
Metals	55	(74,893)	(0.06)
Softs	3	(1,815)	(0.01)

Total options written (premiums received $3,312,604)		$(3,281,715)	(2.66) %

		Fair Value	% of Partners Capital
Investment in the Fund
CMF Drakewood Master Fund LLC		$17,511,230	14.21%

Total investment in the Fund		$17,511,230	14.21%

*	Due to rounding.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income:
Interest income	$1,021,339	$1,397,449	$2,055,707	$2,870,946
Interest income allocated from the Funds	87,849	307,900	217,229	612,768

Total investment income	1,109,188	1,705,349	2,272,936	3,483,714

Expenses:
Expenses allocated from the Funds	56,704	58,509	119,339	97,215
Clearing fees related to direct investments	324,277	248,671	682,903	443,525
Ongoing selling agent fees	220,007	265,579	449,513	540,204
Management fees	334,675	419,811	692,588	855,897
General Partner fees	223,735	270,337	457,069	549,734
Incentive fees	-	(195,747)	-	460,557
Professional fees	124,746	131,676	250,797	264,495

Total expenses	1,284,144	1,198,836	2,652,209	3,211,627

Net investment income (loss)	(174,956)	506,513	(379,273)	272,087

Trading Results:
Net gains (losses) on trading of commodity interests and investments in the Funds:
Net realized gains (losses) on closed contracts	1,169,657	(750,867)	1,356,180	4,471,720
Net realized gains (losses) on closed contracts allocated from the Funds	(1,222,964)	434,333	1,729,888	635,455
Net change in unrealized gains (losses) on open contracts	(1,158,889)	(1,536,402)	679,623	(2,246,666)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(228,109)	(1,538,152)	(1,076,332)	(2,588,713)

Total trading results	(1,440,305)	(3,391,088)	2,689,359	271,796

Net income (loss)	$(1,615,261)	$(2,884,575)	$2,310,086	$543,883

Net income (loss) per Redeemable Unit: *
Class A	$(35.04)	$(55.36)	$49.57	$8.93

Class D	$(27.78)	$(43.89)	$39.32	$7.09

Class Z	$(25.03)	$(41.56)	$49.69	$15.95

Weighted average Redeemable Units outstanding:
Class A	43,861.0000	51,007.4707	44,700.9255	51,401.4252

Class D	100.0580	100.0580	100.0580	100.0580

Class Z	1,024.9813	1,242.4890	1,030.9477	1,231.6457

*	Represents the change in net asset value per Redeemable Unit during the period.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Changes in Partners’ Capital
For the Three and Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2023	$141,666,113	51,880.4717	$216,656	100.0580	$2,690,130	1,191.9290	$144,572,899	53,172.4587
Subscriptions - Limited Partners	1,235,000	444.5740	-	-	125,000	54.1850	1,360,000	498.7590
Redemptions - General Partner	-	-	-	-	(75,097)	(33.0400)	(75,097)	(33.0400)
Redemptions - Limited Partners	(5,806,781)	(2,090.6020)	-	-	-	-	(5,806,781)	(2,090.6020)
Net income (loss)	526,000	-	708	-	17,175	-	543,883	-

Partners’ Capital, June 30, 2024	$137,620,332	50,234.4437	$217,364	100.0580	$2,757,208	1,213.0740	$140,594,904	51,547.5757

Partners’ Capital, March 31, 2024	$142,881,733	51,121.9167	$221,757	100.0580	$2,858,918	1,235.2390	$145,962,408	52,457.2137
Subscriptions - Limited Partners	400,000	143.8480	-	-	25,000	10.8750	425,000	154.7230
Redemptions - General Partner	-	-	-	-	(75,097)	(33.0400)	(75,097)	(33.0400)
Redemptions - Limited Partners	(2,832,832)	(1,031.3210)	-	-	-	-	(2,832,832)	(1,031.3210)
Net income (loss)	(2,828,569)	-	(4,393)	-	(51,613)	-	(2,884,575)	-

Partners’ Capital, June 30, 2024	$137,620,332	50,234.4437	$217,364	100.0580	$2,757,208	1,213.0740	$140,594,904	51,547.5757

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2024	$120,743,082	45,958.9087	$208,449	100.0580	$2,243,716	1,025.4880	$123,195,247	47,084.4547
Subscriptions - Limited Partners	625,000	232.4390	-	-	25,000	11.4260	650,000	243.8650
Redemptions - Limited Partners	(10,073,153)	(3,770.8880)	-	-	(39,626)	(17.8990)	(10,112,779)	(3,788.7870)
Net income (loss)	2,255,049	-	3,934	-	51,103	-	2,310,086	-

Partners’ Capital, June 30, 2025	$113,549,978	42,420.4597	$212,383	100.0580	$2,280,193	1,019.0150	$116,042,554	43,539.5327

Partners’ Capital, March 31, 2025	$120,330,946	44,373.0017	$215,162	100.0580	$2,346,191	1,036.9140	$122,892,299	45,509.9737
Subscriptions - Limited Partners	375,000	138.2840	-	-	-	-	375,000	138.2840
Redemptions - Limited Partners	(5,569,858)	(2,090.8260)	-	-	(39,626)	(17.8990)	(5,609,484)	(2,108.7250)
Net income (loss)	(1,586,110)	-	(2,779)	-	(26,372)	-	(1,615,261)	-

Partners’ Capital, June 30, 2025	$113,549,978	42,420.4597	$212,383	100.0580	$2,280,193	1,019.0150	$116,042,554	43,539.5327

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
As of June 30, 2025, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Drakewood Capital Management Limited (“Drakewood”) and Opus Futures, LLC (“Opus”) (each, an “Advisor” and, collectively, the “Advisors”), each of which is, a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. On December 31, 2024, the Partnership fully redeemed its investment from CMF NL Master Fund LLC (“NL Master”). Also effective December 31, 2024, Northlander Commodity Advisors LLP (“Northlander”) ceased to act as a commodity trading advisor to the Partnership. On December 31, 2024, EMC Capital Advisors, LLC (“EMC”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner and Morgan Stanley & Co. LLC (“MS&Co.”) and are not responsible for the organization or operation of the Partnership. References herein to the “Advisors” may also include, as relevant, EMC and Northlander.
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
During the reporting periods ended June 30, 2025 and 2024, the Partnership’s/Funds’ commodity broker was MS&Co., a registered futures commission merchant.

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
The Partnership has entered into a selling agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Under the Selling Agreement the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to
0.75
% per year of adjusted month-end net assets for Class A and Class D Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A and Class D Redeemable Units.
The ongoing selling agent fees for the three and six months ended June 30, 2025 for Class A were $
219,610 and $448,717, respectively. The ongoing selling agent fees for the three and six months ended June 30, 2024 for Class A were $265,166 and $539,371
, respectively. The ongoing selling agent fees for the three and six months ended June 30, 2025 for Class D were
$397 and $796,
respectively. The ongoing selling agent fees for the three and six months ended June 30, 2024 for Class D were $
413 and $833,
respectively. Class Z Redeemable Units are not subject to an ongoing selling agent fee.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2025 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2025 and 2024. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
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
Profit Allocation.
Except for class specific
expenses
, the General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions
and
profits, if any, net of distributions or redemptions and losses, if any.
Statement of Cash Flows.
The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230,
“Statement of Cash Flows.”
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2025 and 2024, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.
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
Partnership’s Cash
. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2025 and December 31, 2024, the amount of cash held for margin requirements was $4,925,480 and $7,364,913, respectively. Cash that
is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $472,934 (cost of $417,002) and $179,838 (cost of $173,642) as of June 30, 2025 and December 31, 2024, respectively.
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
for the year ended December 31, 2024.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2025 and 2024 were as follows.

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024			Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(31.04)	$(24.61)	$(25.87)	$(64.98)	$(51.52)	$(53.87)	$58.07	$46.04	$48.39	$3.96	$3.02	$2.80
Net investment income (loss)	(4.00)	(3.17)	0.84	9.62	7.63	12.31	(8.50)	(6.72)	1.30	4.97	4.07	13.15

Increase (decrease) for the period	(35.04)	(27.78)	(25.03)	(55.36)	(43.89)	(41.56)	49.57	39.32	49.69	8.93	7.09	15.95
Net asset value per Redeemable Unit,beginning of period	2,711.81	2,150.38	2,262.67	2,794.92	2,216.28	2,314.47	2,627.20	2,083.28	2,187.95	2,730.63	2,165.30	2,256.96

Net asset value per Redeemable Unit,end of period	$2,676.77	$2,122.60	$2,237.64	$2,739.56	$2,172.39	$2,272.91	$2,676.77	$2,122.60	$2,237.64	$2,739.56	$2,172.39	$2,272.91

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024			Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment income (loss) ***	(0.6)%	(0.6)%	0.2%	1.0%	1.0%	1.7%	(0.6)%	(0.6)%	0.1%	0.7%	0.7%	1.5%

Operating expenses	4.4%	4.3%	3.6%	3.9%	3.9%	3.2%	4.5%	4.4%	3.7%	3.8%	3.8%	3.1%
Incentive fees	-%	-%	-%	(0.1)%	(0.1)%	(0.1)%	-%	-%	-%	0.3%	0.3%	0.3%

Total expenses	4.4%	4.3%	3.6%	3.8%	3.8%	3.1%	4.5%	4.4%	3.7%	4.1%	4.1%	3.4%

Total return:
Total return before incentive fees	(1.3)%	(1.3)%	(1.1)%	(2.1)%	(2.1)%	(1.9)%	1.9%	1.9%	2.3%	0.6%	0.6%	1.0%
Incentive fees	-%	-%	-%	0.1%	0.1%	0.1%	-%	-%	-%	(0.3)%	(0.3)%	(0.3)%

Total return after incentive fees	(1.3)%	(1.3)%	(1.1)%	(2.0)%	(2.0)%	(1.8)%	1.9%	1.9%	2.3%	0.3%	0.3%	0.7%

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
have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2025 and 2024 were 5,874 and 5,133, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2025 and 2024 were 6,389 and 5,995, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2025 and 2024 were 901 and 1,135, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2025 and 2024 were 881 and 1,167, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended June 30, 2025 and 2024 were 3,680 and 3,061, respectively. The monthly average number of option contracts traded directly by the Partnership during the six months ended June 30, 2025 and 2024 were 4,342 and 2,808, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.
All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds for indirect trading and are allocated to the Funds’ members, including the Partnership.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2025 and December 31, 2024, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2025				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,568,558	$(1,927,946)	$640,612	$-	$-	$640,612
Forwards	863,111	(863,111)	-	-	-	-

Total assets	$3,431,669	$(2,791,057)	$640,612	$-	$-	$640,612

Liabilities
Futures	$(1,927,946)	$1,927,946	$-	$-	$-	$-
Forwards	(941,809)	863,111	(78,698)	-	78,698	-

Total liabilities	$(2,869,755)	$2,791,057	$(78,698)	$-	$78,698	$-

Net fair value						$640,612	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2024				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$3,546,893	$(3,546,893)	$-	$-	$-	$-
Forwards	1,162,363	(1,162,363)	-	-	-	-

Total assets	$4,709,256	$(4,709,256)	$-	$-	$-	$-

Liabilities
Futures	$(3,747,830)	$3,546,893	$(200,937)	$-	$200,937	$-
Forwards	(1,360,291)	1,162,363	(197,928)	-	197,928	-

Total liabilities	$(5,108,121)	$4,709,256	$(398,865)	$-	$398,865	$-

Net fair value						$-	*

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of June 30, 2025 and December 31, 2024, respectively.

	June 30, 2025
Assets
Futures Contracts
Energy	$542,972
Grains	1,351,057
Livestock	164,100
Metals	236,999
Softs	273,430

Total unrealized appreciation on open futures contracts	2,568,558

Liabilities
Futures Contracts
Energy	(1,213,315)
Grains	(511,123)
Livestock	(35,025)
Metals	(65,267)
Softs	(103,216)

Total unrealized depreciation on open futures contracts	(1,927,946)

Net unrealized appreciation on open futures contracts	$640,612	*

Assets
Forward Contracts
Metals	$863,111

Total unrealized appreciation on open forward contracts	863,111

Liabilities
Forward Contracts
Metals	(941,809)

Total unrealized depreciation on open forward contracts	(941,809)

Net unrealized depreciation on open forward contracts	$(78,698)	**

Assets
Options Purchased
Grains	$3,147,382
Livestock	101,510
Metals	48,662
Softs	32,035

Total options purchased	$3,329,589	***

Liabilities
Options Written
Energy	$(21,640)
Grains	(262,701)
Livestock	(29,050)
Metals	(246,682)
Softs	(46,465)

Total options written	$(606,538)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2025		2024		2025		2024
Currencies	$36,899		$(42,841)		$69,047		$(96,815)
Energy	(1,200,143)		(714,134)		(138,478)		2,645,970
Grains	135,132		388,217		594,266		4,082,801
Livestock	100,201		(420,922)		(450,486)		154,364
Metals	714,051		(144,388)		2,279,868		(877,982)
Softs	224,628		(1,353,201)		(318,414)		(3,683,284)

Total	$10,768	*****	$(2,287,269)	*****	$2,035,803	*****	$2,225,054	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2025 and December 31, 2024 and for the periods ended June 30, 2025 and 2024, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

June 30, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,568,558	$2,568,558	$-	$-
Forwards	863,111	-	863,111	-
Options purchased	3,329,589	3,329,589	-	-

Total assets	$6,761,258	$5,898,147	$863,111	$-

Liabilities
Futures	$1,927,946	$1,927,946	$-	$-
Forwards	941,809	-	941,809	-
Options written	606,538	606,538	-	-

Total liabilities	$3,476,293	$2,534,484	$941,809	$-

December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,546,893	$3,546,893	$-	$-
Forwards	1,162,363	-	1,162,363	-
Options purchased	5,354,371	5,354,371	-	-

Total assets	$10,063,627	$8,901,264	$1,162,363	$-

Liabilities
Futures	$3,747,830	$3,747,830	$-	$-
Forwards	1,360,291	-	1,360,291	-
Options written	3,281,715	3,281,715	-	-

Total liabilities	$8,389,836	$7,029,545	$1,360,291	$-

The Investment in the Funds measured using the net asset value practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of June 30, 2025 and December 31, 2024, respectively.

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2025.
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
At June 30, 2025, the Partnership owned approximately
37.9
% of Drakewood Master. At December 31, 2024, the Partnership owned approximately
41.3
% of Drakewood Master. It is the Partnership’s intention to continue to invest in Drakewood Master. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	June 30, 2025
	Total Assets	Total Liabilities	Total Capital
Drakewood Master	$40,681,652	$3,758,043	$36,923,609

	December 31, 2024
	Total Assets	Total Liabilities	Total Capital
NL Master	$13,129,914	$13,129,914	$-
Drakewood Master	44,926,030	2,584,283	42,341,747
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drakewood Master	$81,691	$(3,778,222)	$(3,696,531)

	For the six months ended June 30, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drakewood Master	$249,335	$1,507,729	$1,757,064

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

	For the three months ended June 30, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$351,149	$(2,626,036)	$(2,274,887)
Drakewood Master	362,277	(751,386)	(389,109)

	For the six months ended June 30, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$824,544	$(5,986,329)	$(5,161,785)
Drakewood Master	683,298	(315,390)	367,908
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds is shown in the following tables:

	June 30, 2025		For the three months ended June 30, 2025

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Drakewood Master	12.07%	$14,010,036	$(1,363,224)	$49,458	$7,246	$(1,419,928)	Commodity Portfolio	Monthly

		$14,010,036	$(1,363,224)	$49,458	$7,246	$(1,419,928)

	June 30, 2025		For the six months ended June 30, 2025

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Drakewood Master	12.07%	$14,010,036	$870,785	$104,502	$14,837	$751,446	Commodity Portfolio	Monthly

		$14,010,036	$870,785	$104,502	$14,837	$751,446

	December 31, 2024		For the three months ended June 30, 2024

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
NL Master	-%	$—	$(639,701)	$10,154	$4,806	$(654,661)	Commodity Portfolio	Monthly
Drakewood Master	14.21%	17,511,230	(156,218)	36,290	7,259	(199,767)	Commodity Portfolio	Monthly

		$17,511,230	$(795,919)	$46,444	$12,065	$(854,428)

	December 31, 2024		For the six months ended June 30, 2024

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
NL Master	-%	$—	$(1,509,441)	$14,050	$9,889	$(1,533,380)	Commodity Portfolio	Monthly
Drakewood Master	14.21%	17,511,230	168,951	59,247	14,029	95,675	Commodity Portfolio	Monthly

		$17,511,230	$(1,340,490)	$73,297	$23,918	$(1,437,705)

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

7.	Financial Instrument Risks:
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
London Metal Exchange Forward Contracts.
Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin, zinc or other metals. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Variation margin payments may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. As of the end of each reporting period, the Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate are counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.
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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

Beginning in February 2022, the United States, the United Kingdom, the European Union, and a number of other nations imposed sanctions against Russia in response to Russia’s invasion of Ukraine, and these and other governments around the world may impose additional sanctions in the future as the conflict develops. In addition, the armed conflict between Israel and Hamas and subsequent sanctions have created volatility in the price of various commodities and may lead to a deterioration in the political and trade relationships that exist between the countries involved and have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s/Funds investments. Furthermore, uncertainties regarding these conflicts and the varying involvement of the United States and other countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership/Funds and the performance of its investments or operations, and the ability of the Partnership/Fund to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia, Belarus, Ukraine or Israel, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflicts.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2025.

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

For the six months ended June 30, 2025, Partnership capital decreased 5.8% from $123,195,247 to $116,042,554. This decrease was attributable to redemptions of 3,770.8880 Class A limited partner Redeemable Units totaling $10,073,153 and redemptions of 17.8990 Class Z limited partner Redeemable Units totaling $39,626 which was partially offset by subscriptions of 232.4390 Class A limited partner Redeemable Units totaling $625,000, subscriptions of 11.4260 Class Z limited partner Redeemable Units totaling $25,000 and net income of $2,310,086. Future redemptions can impact the amount of funds available for direct investments and investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2025, the net asset value per Redeemable Unit for Class A decreased 1.3% from $2,711.81 to $2,676.77 as compared to a decrease of 2.0% in the second quarter of 2024. During the Partnership’s second quarter of 2025, the net asset value per Redeemable Unit for Class D decreased 1.3% from $2,150.38 to $2,122.60 as compared to a decrease of 2.0% in the second quarter of 2024. During the Partnership’s second quarter of 2025, the net asset value per Redeemable Unit for Class Z decreased 1.1% from $2,262.67 to $2,237.64 as compared to a decrease of 1.8% in the second quarter of 2024. The Partnership experienced a net trading loss before fees and expenses during the second quarter of 2025 of $1,440,305. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains and metals and were partially offset by gains in livestock and softs. The Partnership experienced a net trading loss before fees and expenses during the second quarter of 2024 of $3,391,088. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, livestock, metals and softs and were partially offset by gains in grains.

During the second quarter, the Partnership’s most significant losses were incurred within the energies primarily during April from long positions in Brent crude oil futures as prices fell significantly amid concerns for the strength of the global economy and as OPEC announced production increases. In the metals, losses were experienced during April from long positions in copper and tin futures as prices fell amid speculation a global trade war would limit industrial metal buying demand. Further losses in the metals sector occurred during May from long positions in gold futures as prices reversed lower on weakening investor demand. A portion of the Partnership’s losses for the second quarter was offset by gains achieved within the soft commodities markets during April from long positions in cocoa futures as the return of adverse weather conditions in West Africa threatened cocoa harvests, forcing prices higher. Within the livestock markets, gains were recorded during June from long positions in live cattle futures as prices advances as continued shortfalls in U.S. herds curtailed U.S. slaughter rates.

During the Partnership’s six months ended June 30, 2025, the net asset value per Redeemable Unit for Class A increased 1.9% from $2,627.20 to $2,676.77 as compared to an increase of 0.3% during the six months ended June 30, 2024. During the Partnership’s six months ended June 30, 2025, the net asset value per Redeemable Unit for Class D increased 1.9% from $2,083.28 to $2,122.60 as compared to an increase of 0.3% during the six months ended June 30, 2024. During the Partnership’s six months end June 30, 2025, the net asset value per Redeemable Unit for Class Z increased 2.3% from $2,187.95 to $2,237.64 as compared to an increase of 0.7% during the six months ended June 30, 2024. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2025 of $2,689,359. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in grains and metals and were partially offset by losses in currencies, energy, livestock and softs. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2024 of $271,796. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains and livestock and were partially offset by losses in metals and softs.

During the first six months of the year, the most notable gains were achieved within the metals markets throughout the first three months of the year from long positions in copper futures as prices rallied on industrial buying attempting to stockpile supplies before potential global tariffs were enacted. Further gains in the metals were experienced from positions in gold, tin, and platinum futures during the first quarter. Gains were recorded within the grains sector during February from short positions in soybean and wheat futures as prices dropped after reports indicated grain harvests in South America would be higher than previously predicted. Additional gains in the grains markets were experienced during June from short positions in corn futures as prices declined amid signs of potential bumper crop production in the U.S. and South America. A portion of the Partnership’s gains for the first six months of the year was offset by losses incurred within the livestock markets during January from short positions in live cattle futures as beef prices moved higher amid low cattle slaughter rates. Losses within the energies were experienced during April from long positions in Brent crude oil futures as prices fell significantly amid concerns for the strength of the global economy and as OPEC announced production increases. In the soft commodities, losses were recorded during March from long positions in cocoa futures as an easing of extreme weather conditions in West Africa increased production predictions. Losses in the soft commodities during March were also recorded from positions in coffee and sugar futures.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and six months ended June 30, 2025 decreased by $596,161 and $1,210,778, respectively, as compared to the corresponding periods in 2024. The decrease in interest income was primarily due to lower interest rates during the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2025 increased by $75,606 and $239,378, respectively, as compared to the corresponding periods in 2024. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted Net Assets of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2025 decreased by $45,572 and $90,691, respectively, as compared to the corresponding periods in 2024. The decrease was due to lower average adjusted net assets during the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024.

Management fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2025 decreased by $85,136 and $163,309, respectively, as compared to the corresponding periods in 2024. The decrease was due to lower average net assets during the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2025 decreased by $46,602 and $92,665, respectively, as compared to the corresponding periods in 2024. This decrease was due to lower average net assets during the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024.

Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three and six months ended June 30, 2025 resulted in incentive fees of $0. Trading performance for the three months ended June 30, 2024 resulted in a reversal of incentive fees of $195,747. Trading performance for the six months ended June 30, 2024 resulted in incentive fees of $460,557. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

As of June 30, 2025 and March 31, 2025, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2025	June 30, 2025 (percentage of Partners’ Capital)	March 31, 2025	March 31, 2025 (percentage of Partners’ Capital)
Millburn	$44,634,927	38%	$46,197,662	38%
Ospraie	25,938,476	22%	25,770,887	21%
Drakewood	14,010,036	12%	17,751,219	14%
Opus	28,757,488	25%	30,721,978	25%
Unallocated	2,701,627	3%	2,450,553	2%

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2025. As of June 30, 2025, the Partnership’s total capitalization was $116,042,554.

June 30, 2025

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$46,276	0.04%
Energy	1,899,310	1.64
Grains	1,920,717	1.66
Livestock	116,765	0.10
Metals	4,566,841	3.92
Softs	634,171	0.55

Total	$9,184,080	7.91%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds as of June 30, 2025 and December 31, 2024, and the highest, lowest and average values during the three months ended June 30, 2025 and the twelve months ended December 31, 2024. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2025 and December 31, 2024, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2025
			Three Months Ended June 30, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$1,899,310	1.64%	$2,785,224	$799,818	$1,874,502
Grains	1,920,717	1.66	2,485,954	853,360	1,674,374
Livestock	116,765	0.10	266,245	70,015	137,715
Metals	1,174,256	1.01	1,357,980	787,952	1,094,304
Softs	634,171	0.55	1,246,553	480,071	750,963

Total	$5,745,219	4.96%

*	Average of daily Values at Risk.

December 31, 2024
			Twelve Months Ended December 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$11,880	0.01%	$271,403	$10,395	$148,894
Energy	2,164,987	1.76	3,895,847	454,870	1,762,163
Grains	2,106,373	1.71	3,884,134	854,112	1,764,175
Livestock	95,370	0.08	672,202	58,685	192,189
Metals	1,687,565	1.37	1,875,738	839,593	1,317,942
Softs	1,831,610	1.49	5,239,839	775,371	2,721,491

Total	$7,897,785	6.42%

*	Annual average of daily Values at Risk.

As of December 31, 2024, the Partnership fully redeemed its investment from NL Master.

As of June 30, 2025, Drakewood Master’s total capitalization was $36,923,609, and the Partnership owned approximately 37.9% of Drakewood Master. As of June 30, 2025, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood Master for trading) was as follows:

June 30, 2025
			Three Months Ended June 30, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$122,100	0.33%	$144,760	$-	$71,873
Metals	8,951,412	24.24	14,939,331	8,837,749	11,220,313

Total	$9,073,512	24.57%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.
Legal Proceedings
.
This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Morgan Stanley & Co. LLC or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS & Co.”).
MS & Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS & Co. As a consolidated subsidiary of Morgan Stanley, MS & Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2024, 2023, 2022, 2021 and 2020. In addition, MS & Co. annually prepares an Audited Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS & Co.’s 2024 Audited Financial Statement.
In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS & Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the third-party entities that are, or would otherwise be, the primary defendants in such cases are bankrupt, in financial distress, or may not honor applicable indemnification obligations. These actions have included, but are not limited to, antitrust claims, claims under various false claims act statutes, and matters arising from our sales and trading businesses and our activities in the capital markets.
Each of Morgan Stanley and MS & Co. is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental or other regulatory agencies regarding MS & Co.’s business and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital market activities, financial products or offerings sponsored, underwritten, or sold by MS & Co., wealth and investment management services, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, disgorgement, restitution, forfeiture, injunctions, limitations on our ability to conduct certain business, or other relief.
MS & Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS & Co. is registered as a futures commission merchant and is a member of the NFA.
During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS & Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):
Regulatory and Governmental Matters
On January 12, 2024, the U.S. Attorney’s Office for the Southern District of New York (“USAO”) and the SEC announced they had reached settlement agreements with MS & Co. in connection with their investigations into MS & Co.’s blocks business. Specifically, MS & Co. entered into a three-year non-prosecution agreement (“NPA”) with the USAO that included the payment of forfeiture, restitution, and a criminal fine for making false statements in connection with the sale of certain block trades from 2018 through August 2021. The NPA required MS & Co. to admit responsibility for certain acts of its employees and to continue to cooperate with and provide certain information to the USAO for the term of the agreement. Additionally, the SEC charged MS & Co. with violations of Section 10(b) of the Exchange Act and Rule 10b-5(b) thereunder for the disclosure of confidential information about block trades and also violations of Section 15(g) of the Exchange Act for the failure to enforce its policies concerning the misuse of material non-public information related to block trades. As part of the SEC agreement, MS & Co. paid disgorgement and a civil penalty. After the agreed-upon credits were applied, MS & Co. paid a total amount of approximately $249 million under both settlements.

On September 30, 2020, the SEC entered into a settlement order with MS & Co. settling an administrative action which relates to MS & Co.’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring MS & Co.’s equity swaps business. The order found that MS & Co. improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that MS & Co. willfully violated Section 200(g) of Regulation SHO. MS & Co. consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.
Morgan Stanley has reached agreements in principle with two regulatory agencies—the SEC for $125 million and the CFTC for $75 million— to resolve record-keeping related investigations by those agencies relating to business communications on messaging platforms that had not been approved by MS & Co. MS & Co. was one of the entities involved in these investigations, and has recognized a provision of $63 million in anticipation of concluding the settlement with the SEC. On September 27, 2022, Morgan Stanley’s settlements with the SEC and the CFTC became effective.
Civil Litigation
On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS & Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS & Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS & Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, inter alia, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS & Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS & Co. or sold to plaintiff by MS & Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s decision denying in part MS & Co.’s motion to dismiss the complaint. On July 15, 2022 MS & Co. filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part MS&Co.’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the MS&Co.’s favor. The plaintiff has appealed.
Beginning in February of 2016, MS & Co. was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that MS & Co., together with a number of other financial institution defendants violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, inter alia, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 11, 2024, the court granted preliminary approval of the settlement.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including MS & Co., of two March 2021 Viacom offerings: a $1,700 million Viacom Class B Common Stock offering and a $1,000 million offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint seeks certification of the class of plaintiffs and unspecified compensatory damages and alleges, inter alia, that the Viacom offering documents for both issuances contained material misrepresentations and omissions because they did not disclose that certain of the underwriters, including MS & Co., had prime brokerage relationships and served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint also alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including MS & Co., had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying motions to dismiss as to MS & Co. and the other underwriters, but granting the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including MS & Co., filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to MS&Co. and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate Division denied the plaintiff’s and MS&Co.’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification, which the defendants appealed. In February of 2025, the parties reached an agreement in principle to settle the litigation. On April 3, 2025, the court granted preliminary approval of the settlement.
MS&Co. is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision.
On February 21, 2025, the U.K. Competition and Markets Authority announced a settlement with an affiliate of MS&Co., as well as other financial institutions, in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding the affiliate’s activities concerning certain liquid fixed income products between 2009 and 2012. Separately, on June 16, 2023, MS&Co. and its affiliate, together with a number of other financial institutions, were named as defendants in a purported antitrust class action in the United States District Court for the SDNY styled Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al., alleging, inter alia, that they violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. The complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. On September 16, 2024, the court granted defendants’ joint motion to dismiss, and the complaint was dismissed without prejudice. In October of 2024, MS&Co. and certain other defendants reached an agreement in principle to settle the U.S. litigation. On March 17, 2025, the court granted preliminary approval of the settlement.

Settled Civil Litigation
On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that MS & Co. and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege MS & Co. mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,946 million. The complaint sought, inter alia, treble damages. On February 22, 2018, MS & Co. moved to dismiss the amended complaint, and on July 17, 2018, the court denied MS & Co.’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings MS & Co. underwrote between 2008 and 2011, having a total par amount of $3,900 million. On August 22, 2023, MS & Co. reached an agreement in principle to settle the litigation. The final agreement became effective on January 30, 2024.
On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS & Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., in the Supreme Court of NY. The complaint related to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserted claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS & Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS & Co. knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. On March 22, 2021, the parties entered into a settlement agreement. On April 16, 2021, the court entered a stipulation of voluntary discontinuance, with prejudice.
On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS & Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleged that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS & Co. at issue in the action was approximately $203 million. The complaint sought, inter alia, to rescind the plaintiff’s purchase of such certificates. On November 4, 2021, MS & Co. entered into an agreement to settle the litigation.
In August of 2017, MS & Co. was named as a defendant in a purported antitrust class action in the United States District Court for the SDNY styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs alleged, inter alia, that MS & Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The complaint sought, inter alia, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. On May 20, 2023, MS & Co. reached an agreement in principle to settle the litigation. On September 11, 2024, the court granted final approval of the settlement.
Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS & Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that MS & Co. believes do not have a material effect on the business of MS & Co. MS & Co. may establish reserves from time to time in connections with such actions.

Item 1A.
Risk Factors
.
There have been no material changes to the risk factors set forth under Part I, Item 1A. “
Risk Factors
.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 other than as disclosed in Note 7, “
Financial Instrument Risks
.” of the Financial Statements and under Part II, Item 1A. “
Risk Factors
” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended June 30, 2025, there were subscriptions of 138.2840 Class A Redeemable Units totaling $375,000. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interest in commodity pools.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	Class Z (a) Total Number of Redeemable Units Purchased *	Class Z (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	891.6610	$2,651.65	17.8990	$2,213.86	N/A	N/A
May 1, 2025 - May 31, 2025	167.5350	$2,650.48	N/A	N/A	N/A	N/A
June 1, 2025 - June 30, 2025	1,031.6300	$2,676.77	N/A	N/A	N/A	N/A
	2,090.8260	$2,663.95	17.8990	$2,213.86

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
Item 3.
Defaults Upon Senior Securities
.
None.
Item 4.
Mine Safety Disclosures
.
Not Applicable.
Item 5.
Other Information
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended June 30, 2025, no
officers or directors of the General Partner adopted, modified or terminated a
“Rule 10b5-1
trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).
There were
no
“non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2025 by the directors and officers of the General Partner.

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

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 8, 2025

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	August 8, 2025

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.