Form 10-Q
period 2025-09-30
Ceres Tactical Commodity L.P.
filed 2025-11-10
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

 No
X
As of October 31, 2025, 39,372.8487 Limited Partnership Class A Redeemable Units were outstanding, 100.0580 Limited Partnership Class D Redeemable Units were outstanding and 416.9110 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Commodity L.P.
Statements of Financial Condition

	September 30, 2025 (Unaudited)	December 31, 2024
Assets:
Investment in the Fund (1) , at fair value	$12,027,315	$17,511,230
Redemptions receivable from the Fund	1,037,245	3,866,784

Equity in trading account:
Unrestricted cash	90,285,599	98,005,370
Restricted cash	4,409,786	7,364,913
Foreign cash (cost $520,917 and $173,642 at September 30, 2025 and December 31, 2024, respectively)	565,990	179,838
Options purchased, at fair value (premiums paid $5,342,930 and $6,183,472 at September 30, 2025 and December 31, 2024, respectively)	5,970,699	5,354,371

Total equity in trading account	101,232,074	110,904,492
Interest receivable	311,595	369,641

Total assets	$114,608,229	$132,652,147

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$75,122	$200,937
Net unrealized depreciation on open forward contracts	188,727	197,928
Options written, at fair value (premiums received $1,755,142 and $3,312,604 at September 30, 2025 and December 31, 2024, respectively)	1,580,002	3,281,715
Accrued expenses:
Ongoing selling agent fees	69,072	78,946
Management fees	108,974	120,743
General Partner fees	70,276	80,446
Incentive fees	-	663,398
Professional fees	254,368	178,793
Redemptions payable to General Partner	-	149,980
Redemptions payable to Limited Partners	2,873,106	4,504,014

Total liabilities	5,219,647	9,456,900

Partners’ Capital:
General Partner, Class Z, 602.1040 Redeemable Units outstanding at September 30, 2025 and December 31, 2024	1,323,947	1,317,374
Limited Partners, Class A, 40,732.0817 and 45,958.9087 Redeemable Units outstanding at September 30, 2025 and December 31, 2024, respectively	106,939,594	120,743,082
Limited Partners, Class D, 100.0580 Redeemable Units outstanding at September 30, 2025 and December 31, 2024	208,309	208,449
Limited Partners, Class Z, 416.9110 and 423.3840 Redeemable Units outstanding at September 30, 2025 and December 31, 2024, respectively	916,732	926,342

Total partners’ capital (net asset value)	109,388,582	123,195,247

Total liabilities and partners’ capital	$114,608,229	$132,652,147

Net asset value per Redeemable Unit:
Class A	$2,625.44	$2,627.20

Class D	$2,081.89	$2,083.28

Class Z	$2,198.87	$2,187.95

(1)	Defined in Note 1.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
September 30, 2025
(Unaudited)

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Energy	1,328	$(1,520,924)	(1.39	) %
Grains	626	(375,235)	(0.34)
Livestock	131	(14,047)	(0.01)
Metals	89	358,194	0.32
Softs	220	39,271	0.04

Total futures contracts purchased		(1,512,741)	(1.38)

Futures Contracts Sold
Energy	1,344	854,948	0.77
Grains	1,158	641,831	0.59
Livestock	204	54,958	0.05
Metals	104	(135,373)	(0.12)
Softs	174	21,255	0.02

Total futures contracts sold		1,437,619	1.31

Net unrealized depreciation on open futures contracts		$(75,122)	(0.07	) %

Unrealized Appreciation on Open Forward Contracts
Metals	301	$932,590	0.85%

Total unrealized appreciation on open forward contracts		932,590	0.85

Unrealized Depreciation on Open Forward Contracts
Metals	346	(1,121,317)	(1.02)

Total unrealized depreciation on open forward contracts		(1,121,317)	(1.02)

Net unrealized depreciation on open forward contracts		$(188,727)	(0.17	) %

Options Purchased
Calls
Grains	952	$740,244	0.68%
Livestock	14	7,700	0.01
Metals	29	180,364	0.16
Softs	78	41,484	0.04
Puts
Grains
SOYBEAN FUT OPTN P @ 1050 JAN 26	675	1,497,656	1.37
Other	1,656	1,668,434	1.53
Livestock	994	1,790,740	1.63
Metals	29	9,307	0.01
Softs	10	34,770	0.03

Total options purchased (premiums paid $5,342,930)		$5,970,699	5.46%

Options Written
Calls
Energy	3	$(3,690)	(0.00	) % *
Grains	604	(289,357)	(0.26)
Livestock	10	(65,200)	(0.06)
Metals	46	(440,262)	(0.40)
Softs	4	(66,746)	(0.06)
Puts
Grains	25	(30,922)	(0.03)
Livestock	900	(652,500)	(0.60)
Metals	13	(5,651)	(0.01)
Softs	23	(25,674)	(0.02)

Total options written (premiums received $1,755,142)		$(1,580,002)	(1.44	) %

	Fair Value	% of Partners Capital
Investment in the Fund
CMF Drakewood Master Fund LLC	$12,027,315	11.00%

Total investment in the Fund	$12,027,315	11.00%

*	Due to rounding.
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

Ceres Tactical Commodity L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income:
Interest income	$1,011,000	$1,360,618	$3,066,707	$4,231,564
Interest income allocated from the Funds	92,303	292,762	309,532	905,530

Total investment income	1,103,303	1,653,380	3,376,239	5,137,094

Expenses:
Expenses allocated from the Funds	66,076	73,982	185,415	171,197
Clearing fees related to direct investments	353,481	293,865	1,036,384	737,390
Ongoing selling agent fees	209,990	259,571	659,503	799,775
Management fees	329,429	405,304	1,022,017	1,261,201
General Partner fees	213,627	264,079	670,696	813,813
Incentive fees	-	(88,508)	-	372,049
Professional fees	122,672	135,368	373,469	399,863

Total expenses	1,295,275	1,343,661	3,947,484	4,555,288

Net investment income (loss)	(191,972)	309,719	(571,245)	581,806

Trading Results:
Net gains (losses) on trading of commodity interests and investments in the Funds:
Net realized gains (losses) on closed contracts	(2,430,117)	(2,973,682)	(1,073,937)	1,498,038
Net realized gains (losses) on closed contracts allocated from the Funds	(1,324,248)	(1,777,948)	405,640	(1,142,493)
Net change in unrealized gains (losses) on open contracts	1,095,391	(844,207)	1,775,014	(3,090,873)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	627,502	1,239,803	(448,830)	(1,348,910)

Total trading results	(2,031,472)	(4,356,034)	657,887	(4,084,238)

Net income (loss)	$(2,223,444)	$(4,046,315)	$86,642	$(3,502,432)

Net income (loss) per Redeemable Unit: *
Class A	$(51.33)	$(78.60)	$(1.76)	$(69.67)

Class D	$(40.71)	$(62.33)	$(1.39)	$(55.24)

Class Z	$(38.77)	$(61.03)	$10.92	$(45.08)

Weighted average Redeemable Units outstanding:
Class A	42,228.7570	50,618.5337	43,876.8694	51,140.4614

Class D	100.0580	100.0580	100.0580	100.0580

Class Z	1,019.0150	1,208.1133	1,026.9701	1,223.8016

*	Represents the change in net asset value per Redeemable Unit during the period.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Changes in Partners’ Capital
For the Three and Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2023	$141,666,113	51,880.4717	$216,656	100.0580	$2,690,130	1,191.9290	$144,572,899	53,172.4587
Subscriptions - Limited Partners	3,367,500	1,223.8260	-	-	125,000	54.1850	3,492,500	1,278.0110
Redemptions - General Partner	-	-	-	-	(75,097)	(33.0400)	(75,097)	(33.0400)
Redemptions - Limited Partners	(8,809,048)	(3,203.6100)	-	-	(33,639)	(14.8820)	(8,842,687)	(3,218.4920)
Net income (loss)	(3,440,764)	-	(5,528)	-	(56,140)	-	(3,502,432)	-

Partners’ Capital, September 30, 2024	$132,783,801	49,900.6877	$211,128	100.0580	$2,650,254	1,198.1920	$135,645,183	51,198.9377

Partners’ Capital, June 30, 2024	$137,620,332	50,234.4437	$217,364	100.0580	$2,757,208	1,213.0740	$140,594,904	51,547.5757
Subscriptions - Limited Partners	2,132,500	779.2520	-	-	-	-	2,132,500	779.2520
Redemptions - Limited Partners	(3,002,267)	(1,113.0080)	-	-	(33,639)	(14.8820)	(3,035,906)	(1,127.8900)
Net income (loss)	(3,966,764)	-	(6,236)	-	(73,315)	-	(4,046,315)	-

Partners’ Capital, September 30, 2024	$132,783,801	49,900.6877	$211,128	100.0580	$2,650,254	1,198.1920	$135,645,183	51,198.9377

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2024	$120,743,082	45,958.9087	$208,449	100.0580	$2,243,716	1,025.4880	$123,195,247	47,084.4547
Subscriptions - Limited Partners	1,756,141	656.4670	-	-	25,000	11.4260	1,781,141	667.8930
Redemptions - Limited Partners	(15,634,822)	(5,883.2940)	-	-	(39,626)	(17.8990)	(15,674,448)	(5,901.1930)
Net income (loss)	75,193	-	(140)	-	11,589	-	86,642	-

Partners’ Capital, September 30, 2025	$106,939,594	40,732.0817	$208,309	100.0580	$2,240,679	1,019.0150	$109,388,582	41,851.1547

Partners’ Capital, June 30, 2025	$113,549,978	42,420.4597	$212,383	100.0580	$2,280,193	1,019.0150	$116,042,554	43,539.5327
Subscriptions - Limited Partners	1,131,141	424.0280	-	-	-	-	1,131,141	424.0280
Redemptions - Limited Partners	(5,561,669)	(2,112.4060)	-	-	-	-	(5,561,669)	(2,112.4060)
Net income (loss)	(2,179,856)	-	(4,074)	-	(39,514)	-	(2,223,444)	-

Partners’ Capital, September 30, 2025	$106,939,594	40,732.0817	$208,309	100.0580	$2,240,679	1,019.0150	$109,388,582	41,851.1547

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
As of September 30, 2025, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Drakewood Capital Management Limited (“Drakewood”) and Opus Futures, LLC (“Opus”) (each, an “Advisor” and, collectively, the “Advisors”), each of which is, a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. On December 31, 2024, the Partnership fully redeemed its investment from CMF NL Master Fund LLC (“NL Master”). Also effective December 31, 2024, Northlander Commodity Advisors LLP (“Northlander”) ceased to act as a commodity trading advisor to the Partnership. On December 31, 2024, EMC Capital Advisors, LLC (“EMC”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner and Morgan Stanley & Co. LLC (“MS&Co.”) and are not responsible for the organization or operation of the Partnership. References herein to the “Advisors” may also include, as relevant, EMC and Northlander.
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
During the reporting periods ended September 30, 2025 and 2024, the Partnership’s/Funds’ commodity broker was MS&Co., a registered futures commission merchant.

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
The Partnership has entered into a selling agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Under the Selling Agreement the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 0.75% per year of adjusted month-end
net assets for Class A and Class D Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A and Class D Redeemable Units.
The ongoing selling agent fees for the three and nine months ended September 30, 2025 for Class A were $209,596 and $658,313, respectively. The ongoing selling agent fees for the three and nine months ended September 30, 2024 for Class A were $259,165 and $798,536, respectively. The ongoing selling agent fees for the three and nine months ended September 30, 2025 for Class D were $394 and $1,190, respectively. The ongoing selling agent fees for the three and nine months ended September 30, 2024 for Class D were $406 and $1,239, respectively. Class Z Redeemable Units are not subject to an ongoing selling agent fee.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2025 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2025 and 2024. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2025 and 2024, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.
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
Partnership’s Cash
. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2025 and December 31, 2024, the amount of cash held for margin requirements was $4,409,786 and $7,364,913, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $565,990 (cost of $520,917) and $179,838 (cost of $173,642) as of September 30, 2025 and December 31, 2024, respectively.
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
10-K
for the year ended December 31, 2024.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2025 and 2024 were as follows.

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024			Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(46.78)	$(37.10)	$(39.12)	$(84.49)	$(67.06)	$(70.14)	$11.27	$8.93	$9.27	$(80.50)	$(64.03)	$(67.31)
Net investment income (loss)	(4.55)	(3.61)	0.35	5.89	4.73	9.11	(13.03)	(10.32)	1.65	10.83	8.79	22.23

Increase (decrease) for the period	(51.33)	(40.71)	(38.77)	(78.60)	(62.33)	(61.03)	(1.76)	(1.39)	10.92	(69.67)	(55.24)	(45.08)
Net asset value per Redeemable Unit, beginning of period	2,676.77	2,122.60	2,237.64	2,739.56	2,172.39	2,272.91	2,627.20	2,083.28	2,187.95	2,730.63	2,165.30	2,256.96

Net asset value per Redeemable Unit, end of period	$2,625.44	$2,081.89	$2,198.87	$2,660.96	$2,110.06	$2,211.88	$2,625.44	$2,081.89	$2,198.87	$2,660.96	$2,110.06	$2,211.88

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024			Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment income (loss) ***	(0.7)%	(0.7)%	0.1%	0.7%	0.7%	1.5%	(0.7)%	(0.7)%	0.1%	0.6%	0.7%	1.4%

Operating expenses	4.6%	4.5%	3.8%	4.1%	4.1%	3.3%	4.5%	4.5%	3.7%	3.9%	3.9%	3.2%
Incentive fees	-%	-%	-%	(0.1)%	(0.1)%	(0.1)%	-%	-%	-%	0.3%	0.2%	0.2%

Total expenses	4.6%	4.5%	3.8%	4.0%	4.0%	3.2%	4.5%	4.5%	3.7%	4.2%	4.1%	3.4%

Total return:
Total return before incentive fees	(1.9)%	(1.9)%	(1.7)%	(2.9)%	(2.9)%	(2.7)%	(0.1)%	(0.1)%	0.5%	(2.3)%	(2.3)%	(1.8)%
Incentive fees	-%	-%	-%	-%	-%	-%	-%	-%	-%	(0.3)%	(0.3)%	(0.2)%

Total return after incentive fees	(1.9)%	(1.9)%	(1.7)%	(2.9)%	(2.9)%	(2.7)%	(0.1)%	(0.1)%	0.5%	(2.6)%	(2.6)%	(2.0)%

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

4.	Trading Activities :
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
have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2025 and 2024 were 5,269 and 5,533, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2025 and 2024 were 6,016 and 5,841, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2025 and 2024 were 848 and 970, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2025 and 2024 were 870 and 1,101, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended September 30, 2025 and 2024 were 5,291 and 4,447, respectively. The monthly average number of option contracts traded directly by the Partnership during the nine months ended September 30, 2025 and 2024 were 4,658 and 3,354, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.
All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds for indirect trading and are allocated to the Funds’ members, including the Partnership.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2025 and December 31, 2024, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
September 30, 2025				Financial Instruments	Cash Collateral Received/Pledged*	Net Amount
Assets
Futures	$2,388,711	$(2,388,711)	$-	$-	$-	$-
Forwards	932,590	(932,590)	-	-	-	-

Total assets	$3,321,301	$(3,321,301)	$-	$-	$-	$-

Liabilities
Futures	$(2,463,833)	$2,388,711	$(75,122)	$-	$75,122	$-
Forwards	(1,121,317)	932,590	(188,727)	-	188,727	-

Total liabilities	$(3,585,150)	$3,321,301	$(263,849)	$-	$263,849	$-

Net fair value						$-	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2024				Financial Instruments	Cash Collateral Received/Pledged*	Net Amount
Assets
Futures	$3,546,893	$(3,546,893)	$-	$-	$-	$-
Forwards	1,162,363	(1,162,363)	-	-	-	-

Total assets	$4,709,256	$(4,709,256)	$-	$-	$-	$-

Liabilities
Futures	$(3,747,830)	$3,546,893	$(200,937)	$-	$200,937	$-
Forwards	(1,360,291)	1,162,363	(197,928)	-	197,928	-

Total liabilities	$(5,108,121)	$4,709,256	$(398,865)	$-	$398,865	$-

Net fair value						$-	*

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

Ceres
Tactical
Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2025 and December 31, 2024, respectively.

	September 30, 2025
Assets
Futures Contracts
Energy	$1,052,657
Grains	655,743
Livestock	95,077
Metals	386,474
Softs	198,760

Total unrealized appreciation on open futures contracts	2,388,711

Liabilities
Futures Contracts
Energy	(1,718,633)
Grains	(389,147)
Livestock	(54,166)
Metals	(163,653)
Softs	(138,234)

Total unrealized depreciation on open futures contracts	(2,463,833)

Net unrealized depreciation on open futures contracts	$(75,122)	*

Assets
Forward Contracts
Metals	$932,590

Total unrealized appreciation on open forward contracts	932,590

Liabilities
Forward Contracts
Metals	(1,121,317)

Total unrealized depreciation on open forward contracts	(1,121,317)

Net unrealized depreciation on open forward contracts	$(188,727)	**

Assets
Options Purchased
Grains	$3,906,334
Livestock	1,798,440
Metals	189,671
Softs	76,254

Total options purchased	$5,970,699	***

Liabilities
Options Written
Energy	$(3,690)
Grains	(320,279)
Livestock	(717,700)
Metals	(445,913)
Softs	(92,420)

Total options written	$(1,580,002)	****

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres
Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2025		2024		2025		2024
Currencies	$(8,088)		$(255,749)		$60,959		$(352,564)
Energy	(366,484)		(2,953,925)		(504,962)		(307,955)
Grains	294,081		(185,024)		888,347		3,897,777
Livestock	1,328		(143,899)		(449,158)		10,465
Metals	(1,027,862)		332,705		1,252,006		(545,277)
Softs	(227,701)		(611,997)		(546,115)		(4,295,281)

Total	$(1,334,726)	*****	$(3,817,889)	*****	$701,077	*****	$(1,592,835)	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2025 and December 31, 2024 and for the periods ended September 30, 2025 and 2024, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

September 30, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,388,711	$2,388,711	$-	$-
Forwards	932,590	-	932,590	-
Options purchased	5,970,699	5,970,699	-	-

Total assets	$9,292,000	$8,359,410	$932,590	$-

Liabilities
Futures	$2,463,833	$2,463,833	$-	$-
Forwards	1,121,317	-	1,121,317	-
Options written	1,580,002	1,580,002	-	-

Total liabilities	$5,165,152	$4,043,835	$1,121,317	$-

December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,546,893	$3,546,893	$-	$-
Forwards	1,162,363	-	1,162,363	-
Options purchased	5,354,371	5,354,371	-	-

Total assets	$10,063,627	$8,901,264	$1,162,363	$-

Liabilities
Futures	$3,747,830	$3,747,830	$-	$-
Forwards	1,360,291	-	1,360,291	-
Options written	3,281,715	3,281,715	-	-

Total liabilities	$8,389,836	$7,029,545	$1,360,291	$-

The Investment in the Funds measured using the net asset value practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of September 30, 2025 and December 31, 2024, respectively.

6.	Investment in the Funds :
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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2025.
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
At September 30, 2025, the Partnership owned approximately 36.7% of Drakewood Master. At December 31, 2024, the Partnership owned approximately 41.3% of Drakewood Master. It is the Partnership’s intention to continue to invest in Drakewood Master. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	September 30, 2025
	Total Assets	Total Liabilities	Total Capital
Drakewood Master	$37,821,116	$5,159,952	$32,661,164

	December 31, 2024
	Total Assets	Total Liabilities	Total Capital
NL Master	$13,129,914	$13,129,914	$-
Drakewood Master	44,926,030	2,584,283	42,341,747
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drakewood Master	$69,463	$(1,833,065)	$(1,763,602)

	For the nine months ended September 30, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drakewood Master	$318,798	$(325,336)	$(6,538)

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

	For the three months ended September 30, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$260,366	$(3,061,068)	$(2,800,702)
Drakewood Master	327,601	887,801	1,215,402

	For the nine months ended September 30, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
NL Master	$1,084,910	$(9,047,397)	$(7,962,487)
Drakewood Master	1,010,899	572,411	1,583,310
Summarized information
reflecting
the Partnership’s investments in and the Partnership’s
pro-rata
share of the results of operations of the Funds is shown in the following tables:

	September 30, 2025		For the three months ended September 30, 2025

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Drakewood Master	11.00%	$12,027,315	$(604,443)	$58,882	$7,194	$(670,519)	Commodity Portfolio	Monthly

		$12,027,315	$(604,443)	$58,882	$7,194	$(670,519)

	September 30, 2025		For the nine months ended September 30, 2025

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Drakewood Master	11.00%	$12,027,315	$266,342	$163,384	$22,031	$80,927	Commodity Portfolio	Monthly

		$12,027,315	$266,342	$163,384	$22,031	$80,927

	December 31, 2024		For the three months ended September 30, 2024

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
NL Master	-%	$-	$(820,003)	$9,300	$5,176	$(834,479)	Commodity Portfolio	Monthly
Drakewood Master	14.21%	17,511,230	574,620	51,972	7,534	515,114	Commodity Portfolio	Monthly

		$17,511,230	$(245,383)	$61,272	$12,710	$(319,365)

	December 31, 2024		For the nine months ended September 30, 2024

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
NL Master	-%	$-	$(2,329,444)	$23,350	$15,065	$(2,367,859)	Commodity Portfolio	Monthly
Drakewood Master	14.21%	17,511,230	743,571	111,219	21,563	610,789	Commodity Portfolio	Monthly

		$17,511,230	$(1,585,873)	$134,569	$36,628	$(1,757,070)

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

7.	Financial Instrument Risks:
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

8.	Subsequent Events :
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2025.

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

For the nine months ended September 30, 2025, Partnership capital decreased 11.2% from $123,195,247 to $109,388,582. This decrease was attributable to redemptions of 5,883.2940 Class A limited partner Redeemable Units totaling $15,634,822 and redemptions of 17.8990 Class Z limited partner Redeemable Units totaling $39,626 which was partially offset by subscriptions of 656.4670 Class A limited partner Redeemable Units totaling $1,756,141, subscriptions of 11.4260 Class Z limited partner Redeemable Units totaling $25,000 and net income of $86,642. Future redemptions can impact the amount of funds available for direct investments and investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2025, the net asset value per Redeemable Unit for Class A decreased 1.9% from $2,676.77 to $2,625.44 as compared to a decrease of 2.9% in the third quarter of 2024. During the Partnership’s third quarter of 2025, the net asset value per Redeemable Unit for Class D decreased 1.9% from $2,122.60 to $2,081.89 as compared to a decrease of 2.9% in the third quarter of 2024. During the Partnership’s third quarter of 2025, the net asset value per Redeemable Unit for Class Z decreased 1.7% from $2,237.64 to $2,198.87 as compared to a decrease of 2.7% in the third quarter of 2024. The Partnership experienced a net trading loss before fees and expenses during the third quarter of 2025 of $2,031,472. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, livestock, metals and softs and were partially offset by gains in currencies and grains. The Partnership experienced a net trading loss before fees and expenses during the third quarter of 2024 of $4,356,034. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, livestock, and softs and were partially offset by gains in metals.

During the third quarter, the Partnership’s most notable losses were incurred within metals markets during July, resulting from long positions in copper futures, as prices dropped sharply late in the month following changes to previously announced copper import measures. Losses within the energy sector were recorded during August from long positions in West Texas Intermediate crude oil futures, as prices declined due to a surge in U.S. oil production. In soft commodities, losses were incurred during August from short positions in coffee futures, as adverse weather conditions in key Brazilian and Vietnamese growing regions threatened crop production and boosted prices. A portion of the Partnership’s losses for the third quarter was offset by gains achieved within the grains during July and September, from short positions in soybean and corn futures, as prices declined amid an outlook for beneficial harvest conditions in the U.S. and South America. Additional gains were recorded in the currency sector during July from positions in the euro and British pound.

During the Partnership’s nine months ended September 30, 2025, the net asset value per Redeemable Unit for Class A decreased 0.1% from $2,627.20 to $2,625.44 as compared to a decrease of 2.6% during the nine months ended September 30, 2024. During the Partnership’s nine months ended September 30, 2025, the net asset value per Redeemable Unit for Class D decreased 0.1% from $2,083.28 to $2,081.89 as compared to a decrease of 2.6% during the nine months ended September 30, 2024. During the Partnership’s nine months ended September 30, 2025, the net asset value per Redeemable Unit for Class Z increased 0.5% from $2,187.95 to $2,198.87 as compared to a decrease of 2.0% during the nine months ended September 30, 2024. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2025 of $657,887. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, grains and metals and were partially offset by losses in energy, livestock and softs. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2024 of $4,084,238. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, livestock, metals and softs and were partially offset by gains in grains.

During the first nine months of the year, the Partnership’s most notable losses were incurred within the energy sector during April, from long positions in Brent crude oil futures, as prices fell significantly amid concerns about the strength of the global economy and following OPEC’s announcement of production increases. Additional losses in the energy sector were recorded during August from long positions in West Texas Intermediate crude oil futures as prices declined due to a surge in U.S. oil production. In soft commodities, losses were recorded during March from long positions in cocoa futures, as an easing of extreme weather conditions in West Africa increased production forecasts. Additional losses in soft commodities were recorded during March from positions in coffee and sugar futures. Within the livestock markets, losses were experienced during January from short positions in live cattle futures, as beef prices moved higher amid low cattle slaughter rates. The Partnership’s losses for the first nine months of the year were offset by gains achieved in the metals markets during the first three months of the year, from long positions in copper futures, as prices rallied on industrial buying attempts to stockpile supplies before global tariffs were enacted. Gains were recorded within the grains sector during February from short positions in soybean and wheat futures, as prices dropped after reports indicated grain harvests in South America would be higher than previously predicted. Additional gains in the grains markets were achieved during July and September from short positions in soybean and corn futures, as prices declined amid an outlook for beneficial harvest conditions in the U.S. and South America.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and nine months ended September 30, 2025 decreased by $550,077 and $1,760,855, respectively, as compared to the corresponding periods in 2024. The decrease in interest income was primarily due to lower interest rates during the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2025 increased by $59,616 and $298,994, respectively, as compared to the corresponding periods in 2024. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted Net Assets of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2025 decreased by $49,581 and $140,272, respectively, as compared to the corresponding periods in 2024. The decrease was due to lower average adjusted net assets during the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024.

Management fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2025 decreased by $75,875 and $239,184, respectively, as compared to the corresponding periods in 2024. The decrease was due to lower average net assets during the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2025 decreased by $50,452 and $143,117, respectively, as compared to the corresponding periods in 2024. This decrease was due to lower average net assets during the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024.

Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three and nine months ended September 30, 2025 resulted in incentive fees of $0. Trading performance for the three months ended September 30, 2024 resulted in a reversal of incentive fees of $88,508. Trading performance for the nine months ended September 30, 2024 resulted in incentive fees of $372,049. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

As of September 30, 2025 and June 30, 2025, the Partnership’s Net Assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2025	September 30, 2025 (percentage of Partners’ Capital)	June 30, 2025	June 30, 2025 (percentage of Partners’ Capital)
Millburn	$40,666,043	37%	$44,634,927	38%
Ospraie	27,088,917	25%	25,938,476	22%
Drakewood	12,027,315	11%	14,010,036	12%
Opus	27,838,916	25%	28,757,488	25%
Unallocated	1,767,391	2%	2,701,627	3%

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2025. As of September 30, 2025, the Partnership’s total capitalization was $109,388,582.

September 30, 2025

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$49,945	0.05%
Energy	830,460	0.76
Grains	1,239,705	1.13
Livestock	337,697	0.31
Metals	3,595,628	3.28
Softs	783,302	0.72

Total	$6,836,737	6.25%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds as of September 30, 2025 and December 31, 2024, and the highest, lowest and average values during the three months ended September 30, 2025 and the twelve months ended December 31, 2024. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2025 and December 31, 2024, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2025
			Three Months Ended September 30, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$830,460	0.76%	$2,260,005	$599,930	$1,344,395
Grains	1,239,705	1.13	5,374,584	1,026,596	2,002,476
Livestock	337,697	0.31	669,054	86,515	356,177
Metals	1,360,533	1.24	1,527,703	699,597	1,119,811
Softs	783,302	0.72	1,174,547	550,913	762,145

Total	$4,551,697	4.16%

*	Average of daily Values at Risk.

December 31, 2024
			Twelve Months Ended December 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$11,880	0.01%	$271,403	$10,395	$148,894
Energy	2,164,987	1.76	3,895,847	454,870	1,762,163
Grains	2,106,373	1.71	3,884,134	854,112	1,764,175
Livestock	95,370	0.08	672,202	58,685	192,189
Metals	1,687,565	1.37	1,875,738	839,593	1,317,942
Softs	1,831,610	1.49	5,239,839	775,371	2,721,491

Total	$7,897,785	6.42%

*	Annual average of daily Values at Risk.

As of December 31, 2024, the Partnership fully redeemed its investment from NL Master.

As of September 30, 2025, Drakewood Master’s total capitalization was $32,661,164, and the Partnership owned approximately 36.7% of Drakewood Master. As of September 30, 2025, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood Master for trading) was as follows:

September 30, 2025
			Three Months Ended September 30, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$136,089	0.42%	$257,180	$103,346	$164,830
Metals	6,090,177	18.65	9,325,097	5,259,059	6,824,699

Total	$6,226,266	19.07%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Company is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including the Company. As a consolidated subsidiary of Morgan Stanley, the Company does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2024, 2023, 2022, 2021, and 2020. In addition, the Company annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of the Company’s 2024 Audited Financial Statement.

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

The Company contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the consolidated statement of financial condition and the Company can reasonably estimate the amount of that loss or the range of loss, the Company accrues an estimated loss by a charge to income, including with respect to certain of the individual proceedings or investigations described below.

The Company’s legal expenses can, and may in the future, fluctuate from period to period, given the current environment regarding government or regulatory agency investigations and private litigation affecting global financial services firms, including the Company.

In many legal proceedings and investigations, it is inherently difficult to determine whether any loss is probable or reasonably possible, or to estimate the amount of any loss. In addition, even where the Company has determined that a loss is probable or reasonably possible or an exposure to loss or range of loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, the Company may be unable to reasonably estimate the amount of the loss or range of loss. It is particularly difficult to determine if a loss is probable or reasonably possible, or to estimate the amount of loss, where the factual record is being developed or contested or where plaintiffs or government entities seek substantial or indeterminate damages, restitution, forfeiture, disgorgement or penalties. Numerous issues may need to be resolved in an investigation or proceeding before a determination can be made that a loss or additional loss (or range of loss or range of additional loss) is probable or reasonably possible, or to estimate the amount of loss, including through potentially lengthy discovery or determination of important factual matters, determination of issues related to class certification, the calculation of damages or other relief, and consideration of novel or unsettled legal questions relevant to the proceedings or investigations in question.

The Company has identified below any individual proceedings or investigations where the Company believes a material loss to be reasonably possible. In certain legal proceedings in which the Company has determined that a material loss is reasonably possible, the Company is unable to reasonably estimate the loss or range of loss. There are other matters in which the Company has determined a loss or range of loss to be reasonably possible, but the Company does not believe, based on current knowledge and after consultation with counsel, that such losses could have a material adverse effect on the consolidated statement of financial condition as a whole, although the outcome of such proceedings or investigations may significantly impact the Company’s business or results of operations for any particular reporting period, or cause significant reputational harm.

While the Company has identified below certain proceedings or investigations that the Company believes to be material, individually or collectively, there can be no assurance that material losses will not be incurred from claims that have not yet been asserted or those where potential losses have not yet been determined to be probable or reasonably possible.

Civil Litigation

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, inter alia, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 17, 2025, the court granted final approval of the settlement.

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision.

On February 21, 2025, the U.K. Competition and Markets Authority announced a settlement with an affiliate of the Company, as well as other financial institutions, in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding the affiliate’s activities concerning certain liquid fixed income products between 2009 and 2012. Separately, on June 16, 2023, the affiliate and the Company, together with a number of other financial institutions, were named as defendants in a purported antitrust class action in the United States District Court for the SDNY styled Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al., alleging, inter alia, that they violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. The complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. On September 16, 2024, the court granted defendants’ joint motion to dismiss, and the complaint was dismissed without prejudice. In October of 2024, the affiliate, the Company, and certain other defendants reached an agreement in principle to settle the U.S. litigation. On March 17, 2025, the court granted preliminary approval of the settlement.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”) a purported class action complaint alleging violations of federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 million Viacom Class B Common Stock offering and a $1,000 million offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint seeks certification of the class of plaintiffs and unspecified compensatory damages and alleges, inter alia, that the Viacom offering documents for both issuances contained material misrepresentations and omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint also alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying motions to dismiss as to the Company and the other underwriters, but granting the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Company, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Company and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate Division denied the plaintiff’s and the Company’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification, which the defendants appealed. In February of 2025, the parties reached an agreement in principle to settle the litigation. On April 3, 2025, the court granted preliminary approval of the settlement and, on August 5, 2025, granted final approval.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to the plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, inter alia, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to the plaintiff by the Company was approximately $166 million. On August 11, 2016, the Appellate Division, affirmed the trial court’s order denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the Company’s favor. The plaintiff has appealed.

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
for the quarters ended March 31, 2025 and June 30, 2025.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended September 30, 2025, there were subscriptions of 424.0280 Class A Redeemable Units totaling $1,131,141. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interest in commodity pools.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs

July 1, 2025 - July 31, 2025	514.4260	$2,698.36	N/A	N/A

August 1, 2025 - August 31, 2025	503.6470	$2,582.08	N/A	N/A

September 1, 2025 - September 30, 2025	1,094.3330	$2,625.44	N/A	N/A

	2,112.4060	$2,632.86

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
Item 3.
Defaults Upon Senior Securities
.
None.
Item 4.
Mine Safety Disclosures
.
Not Applicable.
Item 5.
Other Information
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended September 30, 2025, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2025 by the directors and officers of the General Partner.

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

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 10, 2025

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 10, 2025

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.