Form 10-K
period 2025-12-31
Ceres Tactical Commodity L.P.
filed 2026-03-20
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
of the Exchange Act).
Yes _  No
X
Limited Partnership Redeemable Units with an aggregate value of $114,695,259 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 28, 2026, 37,963.8037 Limited Partnership Class A Redeemable Units were outstanding, 100.0580 Limited Partnership Class D Redeemable Units were outstanding and 613.3870 Limited Partnership Class Z Redeemable Units were outstanding.
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

Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2025, 2024 and 2023 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

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

On April 1, 2019, the Partnership allocated a portion of its assets to CMF NL Master Fund LLC (“NL Master”), a limited liability company organized under the limited liability company laws of the State of Delaware. Effective December 31, 2024, the Partnership fully redeemed its investment in NL Master. On May 1, 2022, the Partnership allocated a portion of its assets to CMF Drakewood Master Fund LLC (“Drakewood Master”), a limited liability company organized under the limited liability company laws of the State of Delaware. Drakewood Master is referred to as the “Fund.” Reference herein to the “Funds” may also include, as relevant, NL Master.

During the years ended December 31, 2025, 2024 and 2023, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

As of December 31, 2025, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Drakewood Capital Management Limited (“Drakewood”), and Opus Futures, LLC (“Opus”) (each an “Advisor” and, collectively, the “Advisors”), each of which is, a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. Effective December 31, 2024, Northlander Commodity Advisors LLP (“Northlander”) and EMC Capital Advisors, LLC (“EMC”) ceased to act as commodity trading advisors to the Partnership. References herein to the “Advisors” may also include, as relevant, EMC and Northlander. A description of the trading activities and focus of each Advisor is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner and MS&Co., and are not responsible for the organization or operation of the Partnership.

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

For the period January 1, 2025 through December 31, 2025, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2025, the Partnership owned approximately 35.0% of Drakewood Master. At December 31, 2024, the Partnership owned approximately 41.3% of Drakewood Master. The performance of the Partnership is directly affected by the performance of the Funds.

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

The Partnership has also entered into a selling agreement (the “Selling Agreement”) with Morgan Stanley Wealth Management. Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 0.75% per year of the adjusted month-end net assets of Class A Redeemable Units and Class D Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A and Class D Redeemable Units.

The ongoing selling agent fees for the years ended December 31, 2025, 2024 and 2023 for Class A were $850,453, $1,043,309 and $1,121,446, respectively. The ongoing selling agent fees for the years ended December 31, 2025, 2024 and 2023 for Class D were $1,574, $1,638 and $6,727, respectively. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee. Month-end net assets, for the purpose of calculating ongoing selling agent fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, incentive fee accrual, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s capital as of December 31, 2025 was $99,556,199.

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
1B.
Unresolved Staff Comments
.
Not applicable.
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

Each of Morgan Stanley and the Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental or other regulatory agencies regarding the Company’s business and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital market activities, financial products or offerings sponsored, underwritten, or sold by the Company, wealth and investment management services, and tax, accounting, and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, disgorgement, restitution, forfeiture, injunctions, limitations on our ability to conduct certain business, or other relief.

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

Civil Litigation

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, inter alia, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 17, 2025, the court granted final approval of the settlement. The claims brought by the three operators of swap execution facilities remain pending.

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision. On December 1, 2025, defendants filed a petition for writ of certiorari with the United States Supreme Court regarding the Second Circuit’s August 2025 decision.

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

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County. The complaint alleges that defendants made material misrepresentations and omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to the plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, inter alia, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to the plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division, affirmed the trial court’s order denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the Company’s favor. The plaintiff has appealed.

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

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2026 was 610 for Class A Redeemable Units, 0 for Class D Redeemable Units and 19 for Class Z Redeemable Units.

(c)	Dividends. The Partnership did not declare any distributions in 2025 or 2024. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensatory Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities – Use of Proceeds from Registered Securities. For the year ended December 31, 2025, there were subscriptions of 695.2100 Class A Redeemable Units totaling $1,856,141 and 207.9020 Class Z Redeemable Units totaling $450,000. For the year ended December 31, 2024, there were subscriptions of 1,328.6390 Class A Redeemable Units totaling $3,647,500 and 83.3320 Class Z Redeemable Units totaling $189,888. For the year ended December 31, 2023, there were subscriptions of 2,752.1070 Class A Redeemable Units totaling $7,482,119 and 117.6330 Class Z Redeemable Units totaling $262,500.

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

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Redeemable Units	Dollar Value) of
	Class A	Class A	Purchased as Part	Redeemable Units
	(a) Total Number	(b) Average Price	of Publicly	that May Yet be
	of Redeemable	Paid per	Announced Plans	Purchased Under the
Period	Units Purchased *	Redeemable Unit **	or Programs	Plans or Programs
October 1, 2025 - October 31, 2025	1,359.2330	$2,581.13	N/A	N/A
November 1, 2025 - November 30, 2025	656.4910	$2,591.30	N/A	N/A
December 1, 2025 - December 31, 2025	791.2970	$2,553.98	N/A	N/A
	2,807.0210	$2,575.85

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

As of December 31, 2025 and September 30, 2025, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

		December 31, 2025		September 30, 2025
		(percentage of		(percentage of
Advisor	December 31, 2025	Partners’ Capital)	September 30, 2025	Partners’ Capital)
Millburn	$37,676,141	38%	$40,666,043	37%
Ospraie	27,902,734	28%	27,088,917	25%
Drakewood	11,883,798	12%	12,027,315	11%
Opus	21,008,977	21%	27,838,916	25%
Unallocated	1,084,549	1%	1,767,391	2%

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

For the period January 1, 2025 through December 31, 2025, the average allocation by commodity market sector for Drakewood Master was as follows:

Drakewood Master
Currencies	2%
Metals	98%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2025.

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

From January 1, 2025 through December 31, 2025, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 7.4%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

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

For the year ended December 31, 2025, 8,690.3150 Class A Redeemable Units were redeemed totaling $22,865,301, 97.9910 Class Z General Partner Redeemable Units were redeemed totaling $210,000 and 17.8990 Class Z Redeemable Units were redeemed totaling $39,626. For the year ended December 31, 2024, 7,250.2020 Class A Redeemable Units were redeemed totaling $19,553,237, 101.5880 Class Z General Partner Redeemable Units were redeemed totaling $225,077 and 148.1850 Class Z Redeemable Units were redeemed totaling $326,072. For the year ended December 31, 2023, 5,858.7060 Class A Redeemable Units were redeemed totaling $15,919,759, 500.0000 Class D Redeemable Units were redeemed totaling $1,089,837, 33.2290 Class Z General Partner Redeemable Units were redeemed totaling $74,997 and 719.2070 Class Z Redeemable Units were redeemed totaling $1,589,919.

For the year ended December 31, 2025, there were subscriptions of 695.2100 Class A Redeemable Units totaling $1,856,141 and 207.9020 Class Z Redeemable Units totaling $450,000. For the year ended December 31, 2024, there were subscriptions of 1,328.6390 Class A Redeemable Units totaling $3,647,500 and 83.3320 Class Z Redeemable Units totaling $189,888. For the year ended December 31, 2023, there were subscriptions of 2,752.1070 Class A Redeemable Units totaling $7,482,119 and 117.6330 Class Z Redeemable Units totaling $262,500.

(c) Results of Operations.

For the year ended December 31, 2025, the net asset value per Class A Redeemable Unit decreased 2.8% from $2,627.20 to $2,553.98. For the year ended December 31, 2025, the net asset value per Class D Redeemable Unit decreased 2.8% from $2,083.28 to $2,025.22. For the year ended December 31, 2025, the net asset value per Class Z Redeemable Unit decreased 2.1% from $2,187.95 to $2,143.05. For the year ended December 31, 2024, the net asset value per Class A Redeemable Unit decreased 3.8% from $2,730.63 to $2,627.20. For the year ended December 31, 2024, the net asset value per Class D Redeemable Unit decreased 3.8% from $2,165.30 to $2,083.28. For the year ended December 31, 2024, the net asset value per Class Z Redeemable Unit decreased 3.1% from $2,256.96 to $2,187.95. For the year ended December 31, 2023, the net asset value per Class A Redeemable Unit increased 0.3% from $2,721.77 to $2,730.63. For the year ended December 31, 2023, the net asset value per Class D Redeemable Unit increased 0.3% from $2,158.32 to $2,165.30. For the year ended December 31, 2023, the net asset value per Class Z Redeemable Unit increased 1.1% from $2,232.72 to $2,256.96.

The Partnership experienced a net trading loss before fees and expenses for the year ended December 31, 2025 of $2,047,922. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, livestock and softs and were partially offset by gains in currencies and metals. The net trading gain or loss for the Partnership is discussed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter of 2025, the Partnership’s most notable gains were generated in the metals markets, led by profits from long positions in copper futures as industrial buyers increased purchases ahead of potential global tariff actions. Additional gains occurred in the energy sector during January from long positions in crude oil futures as prices rallied in the first half of the month. Further gains were contributed by the grains sector in February from short positions in soybean and wheat futures as prices dropped after reports indicated grain harvests in South America would be higher than previously forecast. A portion of the Partnership’s gains for the first quarter was offset by losses incurred within the livestock markets during January from short positions in live cattle futures as beef prices rose amid low cattle slaughter rates. In the soft commodities, losses were recorded during March from long positions in cocoa futures as easing extreme weather conditions in West Africa increased production expectations.

During the second quarter of 2025, the Partnership’s most significant losses were incurred within the energy sector primarily during April, from long positions in Brent crude oil futures as prices fell significantly amid concerns about the strength of the global economy. In the metals sector, losses occurred during April from long positions in copper and tin futures as prices fell amid speculation a global trade war would limit industrial metal demand. A portion of the Partnership’s losses for the second quarter was offset by gains achieved within the soft commodities markets during April from long positions in cocoa futures as the return of adverse weather conditions in West Africa threatened cocoa harvests, pushing prices higher. Within the livestock markets, gains were recorded during June from long positions in live cattle futures, as prices advanced as continued shortfalls in U.S. herds curtailed U.S. slaughter rates.

During the third quarter of 2025, the Partnership’s most notable losses were incurred within metals markets during July, resulting from long positions in copper futures as prices dropped sharply late in the month following changes to previously announced tariff measures. Losses within the energy sector were recorded during August from long positions in West Texas Intermediate crude oil futures as prices declined due to a surge in U.S. oil production. In soft commodities, losses were incurred during August from short positions in coffee futures as adverse weather conditions in key global growing regions threatened crop production. A portion of the Partnership’s third quarter losses was offset by gains achieved within the grains sector during July and September from short positions in soybean and corn futures as prices declined amid an outlook for favorable harvest conditions in the U.S. and South America. Additional gains were recorded in the currency sector during July from positions in the euro and British pound.

During the fourth quarter of 2025, the most notable losses were incurred within the grains markets during October, as short positions in soybean futures were adversely impacted when prices rallied amid optimism that ongoing tariff negotiations would boost demand for U.S. grain exports. Further losses were recorded in the energy sector during November from short positions in natural gas futures as prices rose in response to increased heating demand during cold weather in parts of the U.S. and Europe. Within the livestock markets, losses were incurred during December from short positions in live cattle futures as prices surged higher amid tightness in U.S. beef supplies. Additional losses were experienced during November from long positions in coffee futures as prices declined following reports of growing global coffee stockpiles. The Partnership’s losses for the fourth quarter were partially offset by gains achieved within the metals markets during all three months of the quarter from long positions in copper futures, as growing global demand and ongoing supply disruptions supported prices.

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

The results of operations for the twelve months ended 2023 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and twelve months ended December 31, 2025 decreased by $431,859 and $2,192,714, respectively, as compared to the corresponding periods in 2024. The decrease in interest income was primarily due to lower interest rates during the three and twelve months ended December 31, 2025 as compared to the corresponding periods in 2024. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2025 increased by $5,666 and $304,660, respectively, as compared to the corresponding periods in 2024. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2025 as compared to the corresponding periods in 2024.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted Net Assets of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2025 decreased by $52,648 and $192,920, respectively, as compared to the corresponding periods in 2024. The decrease was due to lower average adjusted net assets during the three and twelve months ended December 31, 2025 as compared to the corresponding periods in 2024.

Management fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2025 decreased by $71,373 and $310,557, respectively, as compared to the corresponding periods in 2024. The decrease was due to lower average net assets during the three and twelve months ended December 31, 2025 as compared to the corresponding periods in 2024.

General Partner fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2025 decreased by $52,811 and $195,928, respectively, as compared to the corresponding periods in 2024. This decrease was due to lower average net assets during the three and twelve months ended December 31, 2025 as compared to the corresponding periods in 2024.

Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three and twelve months ended December 31, 2025 resulted in incentive fees of $0. Trading performance for the three and twelve months ended December 31, 2024 resulted in incentive fees of $291,349 and $663,398, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include professional fees made up of legal and accounting expenses, as well as certain offering costs and filing, administrative, reporting and data processing fees. Professional fees for the years ended December 31, 2025 and 2024 were $507,640 and $526,550, respectively.

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

As of December 31, 2025, the Partnership’s most significant accounting policy is the valuation of its investment in the Funds and in futures, option and forward contracts and U.S. Treasury bills, as applicable. The fair value of the investment in the Funds is determined based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. As of December 31, 2025, Drakewood trades the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. Opus, Millburn and Ospraie directly trade managed accounts in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e in the managed accounts in the Partnership’s name traded by certain Advisors) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2025. As of December 31, 2025, the Partnership’s total capitalization was $99,556,199.

December 31, 2025

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$11,869	0.01%
Energy	1,704,873	1.71
Grains	1,352,861	1.36
Livestock	336,509	0.34
Metals	1,483,010	1.49
Softs	853,563	0.86

Total	$5,742,685	5.77%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds as of December 31, 2025 and 2024, and the highest, lowest and average values during the twelve months ended December 31, 2025 and 2024, as applicable. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2025 and 2024, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

		December 31, 2025
			Twelve Months Ended December 31, 2025
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Energy	$1,704,873	1.71%	$2,785,848	$518,337	$1,523,838
Grains	1,352,861	1.36	5,374,584	767,509	1,777,668
Livestock	336,509	0.34	669,054	50,820	208,929
Metals	837,089	0.84	1,705,887	699,597	1,181,362
Softs	853,563	0.86	2,386,203	458,315	980,614

Total	$5,084,895	5.11%

*	Annual average of daily Values at Risk.

		December 31, 2024
			Twelve Months Ended December 31, 2024
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$11,880	0.01%	$271,403	$10,395	$148,894
Energy	2,164,987	1.76	3,895,847	454,870	1,762,163
Grains	2,106,373	1.71	3,884,134	854,112	1,764,175
Livestock	95,370	0.08	672,202	58,685	192,189
Metals	1,687,565	1.37	1,875,738	839,593	1,317,942
Softs	1,831,610	1.49	5,239,839	775,371	2,721,491

Total	$7,897,785	6.42%

*	Annual average of daily Values at Risk.

As of December 31, 2024, the Partnership fully redeemed its investment from NL Master.

As of December 31, 2025, Drakewood Master’s total capitalization was $33,847,567, and the Partnership owned approximately

35.0% of Drakewood Master. As of December 31, 2025, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood Master for trading) was as follows:

		December 31, 2025
			Twelve Months Ended December 31, 2025
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$33,912	0.10%	$257,180	$-	$100,631
Metals	1,845,489	5.45	14,939,331	1,086,815	7,230,387

Total	$1,879,401	5.55%

*	Annual average of daily Values at Risk.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2025, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, weather conditions, and other factors contributing to supply and demand. Further energy market exposure is to prices for carbon emissions allowances which can be driven by geopolitical events, climate related regulations, local government imposed regulations, weather related factors, availability of substitute power and fuel sources, and other supply/demand related factors. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals. The Partnership’s primary metal market exposure as of December 31, 2025, was to fluctuations in the prices of industrial metals (such copper, zinc, tin, aluminum, lead, and nickel) and precious metals (such as gold, palladium, and platinum). Price movement in both industrial and precious metals can be driven by fluctuation in the valuations between currency pairs, geopolitical events, economic conditions globally and regionally, trade policies, regulatory restrictions, as well as other supply and demand related factors.

Grains. The Partnership’s trading risk exposure to the grains markets is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, corn, and the soybean complex accounted for the majority of the Partnership’s grain exposure as of December 31, 2025.

Softs. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions, as well as geopolitical events and other supply/demand related factors. Coffee, cotton, cocoa, and sugar accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2025.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in U.S. cattle and hog prices.

Currencies. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership’s primary currency exposure as of December 31, 2025, was to British pound and euro hedging positions. The General Partner does not anticipate the risk profile of the Partnership’s currency sector to be significant in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2025.

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

Item 8.
Financial Statements and Supplementary Data
.
CERES TACTICAL COMMODITY L.P.
The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, Boston,
MA
, PCAOB ID: 42), for the years ended December 31, 2025, 2024, and 2023; Statements of Financial Condition at December 31, 2025 and 2024; Condensed Schedules of Investments at December 31, 2025 and 2024; Statements of Income and Expenses for the years ended December 31, 2025, 2024, and 2023; Statements of Changes in Partners’ Capital for the years ended December 31, 2025, 2024, and 2023; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form
10-K.

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
and
15d-15(f)
under the Securities Exchange Act of 1934, as amended, and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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
The management of Ceres Tactical Commodity L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in the
Internal Control-Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2025 based on the criteria referred to above.

Patrick T. Egan	Brooke Lambert
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Tactical Commodity L.P.	Ceres Tactical Commodity L.P.

Report of Independent Registered Public Accounting Firm
To the Partners of Ceres Tactical Commodity L.P.,
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of Ceres Tactical Commodity L.P. (the Partnership), including the condensed schedules of investments, as of December 31, 2025 and 2024, the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2025 and 2024, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles
Basis for Opinion
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

We have served as the Partnership’s auditor since 2017.

Boston, Massachusetts
March 20, 2026

Ceres Tactical Commodity L.P.
Statements of Financial Condition
December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
Assets:
Investment in the Fund (1) , at fair value (Note 6)	$11,847,983	$17,511,230
Redemptions receivable from the Fund	702,858	3,866,784

Equity in related party trading account:
Unrestricted cash (Note 3c)	79,042,378	98,005,370
Restricted cash (Note 3c)	5,167,871	7,364,913
Foreign cash (cost $506,181 and $173,642 at December 31, 2025 and 2024, respectively)	552,502	179,838
Net unrealized appreciation on open futures contracts	506,700	-
Net unrealized appreciation on open forward contracts	550,362	-
Options purchased, at fair value (premiums paid $7,705,730 and $6,183,472 at December 31, 2025 and 2024, respectively)	6,674,073	5,354,371

Total equity in related party trading account	92,493,886	110,904,492
Interest receivable (Note 3c)	290,608	369,641

Total assets	$105,335,335	$132,652,147

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$200,937
Net unrealized depreciation on open forward contracts	-	197,928
Options written, at fair value (premiums received $4,026,188 and $3,312,604 at December 31, 2025 and 2024, respectively)	3,133,651	3,281,715
Accrued expenses:
Ongoing selling agent fees (Note 3d)	62,242	78,946
Management fees (Note 3b)	100,768	120,743
General Partner fees (Note 3a)	63,720	80,446
Incentive fees (Note 3b)	-	663,398
Professional fees	187,798	178,793
Redemptions payable to General Partner (Note 7)	210,000	149,980
Redemptions payable to Limited Partners (Note 7)	2,020,957	4,504,014

Total liabilities	5,779,136	9,456,900

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 504.1130 and 602.1040 Redeemable Units outstanding at December 31, 2025 and 2024, respectively	1,080,340	1,317,374
Limited Partners, Class A, 37,963.8037 and 45,958.9087 Redeemable Units outstanding at December 31, 2025 and 2024, respectively	96,958,704	120,743,082
Limited Partners, Class D, 100.0580 Redeemable Units outstanding at December 31, 2025 and 2024	202,639	208,449
Limited Partners, Class Z, 613.3870 and 423.3840 Redeemable Units outstanding at December 31, 2025 and 2024, respectively	1,314,516	926,342

Total partners’ capital (net asset value)	99,556,199	123,195,247

Total liabilities and partners’ capital	$105,335,335	$132,652,147

Net asset value per Redeemable Unit:
Class A	$2,553.98	$2,627.20

Class D	$2,025.22	$2,083.28

Class Z	$2,143.05	$2,187.95

(1)	Defined in Note 1.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
December 31, 2025

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Energy	1,548	$(581,600)	(0.58)	%
Grains	603	(299,835)	(0.30)
Livestock	66	32,972	0.03
Metals	63	276,408	0.28
Softs	411	(105,638)	(0.11)

Total futures contracts purchased		(677,693)	(0.68)

Futures Contracts Sold
Energy	1,478	732,439	0.74
Grains	1,617	482,236	0.48
Livestock	92	(10,490)	(0.01)
Metals	57	(234,445)	(0.24)
Softs	284	214,653	0.22

Total futures contracts sold		1,184,393	1.19

Net unrealized appreciation on open futures contracts		$506,700	0.51	%

Unrealized Appreciation on Open Forward Contracts
Metals
LME COPPER FUTURE_18 MAR26	29	$1,014,356	1.02	%
Other	229	1,850,203	1.85

Total unrealized appreciation on open forward contracts		2,864,559	2.87

Unrealized Depreciation on Open Forward Contracts
Metals	226	(2,314,197)	(2.32)

Total unrealized depreciation on open forward contracts		(2,314,197)	(2.32)

Net unrealized appreciation on open forward contracts		$550,362	0.55	%

Options Purchased
Calls
Grains	1,040	$676,352	0.68	%
Livestock	6	9,360	0.01
Metals	77	434,011	0.44
Softs	93	5,831	0.01
Puts
Grains
SOYBEAN FUT OPTN P @ 1100 JUL 26	808	2,272,500	2.28
Other	278	194,046	0.19
Livestock
LIVE CATTLE OPTN P @ 224 APR 26	606	1,133,220	1.14
Other	1,088	1,856,220	1.86
Metals	44	21,883	0.02
Softs	20	70,650	0.07

Total options purchased (premiums paid $7,705,730)		$6,674,073	6.70	%

Options Written
Calls
Grains	1,242	$(409,699)	(0.41)	%
Livestock	36	(77,013)	(0.08)
Metals	80	(445,871)	(0.45)
Softs	8	(56,025)	(0.06)
Puts
Energy	47	(179,580)	(0.18)
Grains	1,236	(713,534)	(0.72)
Livestock	1,616	(1,223,615)	(1.22)
Metals	45	(28,314)	(0.03)

Total options written (premiums received $4,026,188)		$(3,133,651)	(3.15)	%

		Fair Value	% of Partners Capital
Investment in the Fund
CMF Drakewood Master Fund LLC		$11,847,983	11.90	%

Total investment in the Fund		$11,847,983	11.90	%

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
December 31, 2024

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	8	$(12,919)	(0.01)	%
Energy
WTI CRUDE FUTURE FEB25	866	1,628,130	1.31
Other	613	327,076	0.27
Grains	1,009	367,726	0.30
Livestock	85	3,750	0.00	*
Metals	193	(362,901)	(0.29)
Softs	340	(151,085)	(0.12)

Total futures contracts purchased		1,799,777	1.46

Futures Contracts Sold
Energy	1,253	(1,544,204)	(1.25)
Grains	1,666	(945,964)	(0.77)
Livestock	69	7,670	0.01
Metals	54	91,745	0.07
Softs	370	390,039	0.32

Total futures contracts sold		(2,000,714)	(1.62)

Net unrealized depreciation on open futures contracts		$(200,937)	(0.16)	%

Unrealized Appreciation on Open Forward Contracts
Metals	304	$1,162,363	0.94	%

Total unrealized appreciation on open forward contracts		1,162,363	0.94

Unrealized Depreciation on Open Forward Contracts
Metals	345	(1,360,291)	(1.10)

Total unrealized depreciation on open forward contracts		(1,360,291)	(1.10)

Net unrealized depreciation on open forward contracts		$(197,928)	(0.16)	%

Options Purchased
Calls
Grains	16	$35,040	0.03	%
Metals	53	8,580	0.01
Puts
Energy	5	3,650	0.01
Grains
SOYBEAN FUT OPTN P @ 1000 MAY 25	1,464	2,241,750	1.82
SOYBEAN FUT OPTN P @ 1000 NOV 25	488	1,281,000	1.04
Other	488	838,750	0.68
Livestock	1,082	877,700	0.71
Metals	45	26,317	0.02
Softs	39	41,584	0.03

Total options purchased (premiums paid $6,183,472)		$5,354,371	4.35	%

Options Written
Calls
Grains	1,265	$(1,002,723)	(0.81)	%
Livestock	11	(10,120)	(0.01)
Softs	24	(348,515)	(0.28)
Puts
Grains	2,582	(1,677,729)	(1.36)
Livestock	976	(165,920)	(0.13)
Metals	55	(74,893)	(0.06)
Softs	3	(1,815)	(0.01)

Total options written (premiums received $3,312,604)		$(3,281,715)	(2.66)	%

		Fair Value	% of Partners Capital
Investment in the Fund
CMF Drakewood Master Fund LLC		$17,511,230	14.21	%

Total investment in the Fund		$17,511,230	14.21	%

*	Due to rounding.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Income and Expenses
For the Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Investment Income:
Interest income (Note 3c)	$3,900,176	$5,379,135	$5,635,325
Interest income allocated from the Funds (Note 3c)	409,182	1,122,937	1,143,089

Total investment income	4,309,358	6,502,072	6,778,414

Expenses:
Expenses allocated from the Funds	219,505	241,274	183,806
Clearing fees related to direct investments (Note 3c)	1,313,965	1,009,305	768,039
Ongoing selling agent fees (Note 3d)	852,027	1,044,947	1,128,173
Management fees (Note 3b)	1,331,108	1,641,665	1,798,761
General Partner fees (Note 3a)	867,453	1,063,381	1,151,344
Incentive fees (Note 3b)	-	663,398	513,461
Professional fees	507,640	526,550	450,270

Total expenses	5,091,698	6,190,520	5,993,854

Net investment income (loss)	(782,340)	311,552	784,560

Trading Results:
Net gains (losses) on trading of commodity interests and investments in the Funds:
Net realized gains (losses) on closed contracts	(4,975,742)	149,778	4,463,628
Net realized gains (losses) on closed contracts allocated from the Funds	3,428,614	(4,073,019)	(1,075,680)
Net change in unrealized gains (losses) on open contracts	2,155,144	(1,085,083)	(2,175,156)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(2,655,938)	(413,882)	(1,530,561)

Total trading results	(2,047,922)	(5,422,206)	(317,769)

Net income (loss)	$(2,830,262)	$(5,110,654)	$466,791

Net income (loss) per Redeemable Unit (Note 8): *
Class A	$(73.22)	$(103.43)	$8.86

Class D	$(58.06)	$(82.02)	$6.98

Class Z	$(44.90)	$(69.01)	$24.24

Weighted average Redeemable Units outstanding:
Class A	42,815.8832	50,503.4175	54,756.7504

Class D	100.0580	100.0580	416.3080

Class Z	1,057.7273	1,217.0548	1,522.3543

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2025, 2024 and 2023

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2022	$149,662,300	54,987.0707	$1,295,117	600.0580	$4,078,584	1,826.7320	$155,036,001	57,413.8607
Subscriptions - Limited Partners	7,482,119	2,752.1070	-	-	262,500	117.6330	7,744,619	2,869.7400
Redemptions - General Partner	-	-	-	-	(74,997)	(33.2290)	(74,997)	(33.2290)
Redemptions - Limited Partners	(15,919,759)	(5,858.7060)	(1,089,837)	(500.0000)	(1,589,919)	(719.2070)	(18,599,515)	(7,077.9130)
Net income (loss)	441,453	-	11,376	-	13,962	-	466,791	-

Partners’ Capital, December 31, 2023	141,666,113	51,880.4717	216,656	100.0580	2,690,130	1,191.9290	144,572,899	53,172.4587
Subscriptions - Limited Partners	3,647,500	1,328.6390	-	-	189,888	83.3320	3,837,388	1,411.9710
Redemptions - General Partner	-	-	-	-	(225,077)	(101.5880)	(225,077)	(101.5880)
Redemptions - Limited Partners	(19,553,237)	(7,250.2020)	-	-	(326,072)	(148.1850)	(19,879,309)	(7,398.3870)
Net income (loss)	(5,017,294)	-	(8,207)	-	(85,153)	-	(5,110,654)	-

Partners’ Capital, December 31, 2024	120,743,082	45,958.9087	208,449	100.0580	2,243,716	1,025.4880	123,195,247	47,084.4547
Subscriptions - Limited Partners	1,856,141	695.2100	-	-	450,000	207.9020	2,306,141	903.1120
Redemptions - General Partner	-	-	-	-	(210,000)	(97.9910)	(210,000)	(97.9910)
Redemptions - Limited Partners	(22,865,301)	(8,690.3150)	-	-	(39,626)	(17.8990)	(22,904,927)	(8,708.2140)
Net income (loss)	(2,775,218)	-	(5,810)	-	(49,234)	-	(2,830,262)	-

Partners’ Capital, December 31, 2025	$96,958,704	37,963.8037	$202,639	100.0580	$2,394,856	1,117.5000	$99,556,199	39,181.3617

Net asset value per Redeemable Unit:

	Class A	Class D	Class Z
2023:	$2,730.63	$2,165.30	$2,256.96

2024:	$2,627.20	$2,083.28	$2,187.95

2025:	$2,553.98	$2,025.22	$2,143.05

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Notes to Financial Statements – December 31, 2025
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
As of December 31, 2025, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Drakewood Capital Management Limited (“Drakewood”), and Opus Futures, LLC (“Opus”) (each, an “Advisor” and, collectively, the “Advisors”), each of which is, a registered commodity trading advisor. On December 31, 2024, the Partnership fully redeemed its investment from CMF NL Master Fund LLC (“NL Master”). Also effective December 31, 2024, Northlander Commodity Advisors LLP (“Northlander”) ceased to act as a commodity trading advisor to the Partnership. On December 31, 2024, EMC Capital Advisors, LLC (“EMC”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Funds. References herein to the “Advisors” may also include, as relevant, EMC and Northlander.
During the periods covered by this report, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
The Partnership and CMF Drakewood Master Fund LLC (“Drakewood Master”) have entered, and (prior to its termination) NL Master had entered, into futures brokerage account agreements with MS&Co. Drakewood Master is referred to as the “Fund.” References herein to the “Funds” may also include, as relevant, NL Master.

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
Millburn, and Ospraie directly trade the Partnership’s assets allocated to each Advisor through managed accounts in the name of the Partnership pursuant to Millburn’s Commodity Program and Ospraie’s Commodity Program, respectively. As of February 1, 2023, Opus directly trades the Partnership’s assets allocated to Opus through a managed account in the name of the Partnership pursuant to Opus’s Advanced Ag Program. As of September 1, 2022, EMC directly traded the Partnership’s assets allocated to EMC through a managed account in the name of the Partnership pursuant to EMC’s Commodity Program until its termination as of December 31, 2024.
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
The Statements of Changes in Partners’ Capital are included herein, and as of and for the years ended December 31, 2025, 2024 and 2023, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

The Partnership/Funds do not isolate the portion of the results of op erat
ions arising from the effect of changes in foreign exchange rates on investments due to fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses.

f.
Partnership’s Cash
. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $552,502 (cost of $506,181) and $179,838 (cost of $173,642) as of December 31, 2025 and 2024, respectively.

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
The 2022 through 2025
tax years remain subject to examination by U.S. federal and most state tax authorities.

h.
Investment Company Status
. The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of
Financial Services — Investment Companies (Topic 946)
and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Ceres Tactical Commodity L.P.
Notes to Financial Statements

i.	Net Income (Loss) per Redeemable Unit . Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services — Investment Companies.” See Note 8, “Financial Highlights.”

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
The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, user, give-up,
floor brokerage and National Futures Association fees (collectively, the “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited by MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2025 and 2024, the amount of cash held for margin requirements was $5,167,871 and $7,364,913, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’) brokerage account at the rate equal to the monthly average of the
4-week
U.S. Treasury bill discount rate. The Partnership Customer Agreement may generally be terminated upon notice by either party.

Ceres Tactical Commodity L.P.
Notes to Financial Statements

d.	Selling Agreement:
The Partnership has entered into a selling agreement (the “Selling Agreement”) with Morgan Stanley Wealth Management. Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 0.75% per year of the adjusted month-end
net assets of Class A and Class D Redeemable Units. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered or exempted financial advisors of Morgan Stanley Wealth Management who have sold Class A and Class D Redeemable Units in the Partnership.
The ongoing selling agent fees for the years ended December 31, 2025, 2024 and 2023 for Class A were $850,453, $1,043,309 and $1,121,446, respectively. The ongoing selling agent fees for the years ended December 31, 2025, 2024 and 2023 for Class D were $1,574, $1,638 and $6,727, respectively. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.
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
“Balance Sheet,”
have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2025 and 2024 were 5,835 and 5,983, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2025 and 2024 were 869 and 1,077, respectively. The monthly average number of option contracts traded directly by the Partnership during the years ended December 31, 2025 and 2024 were 5,622 and 4,291, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.
All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds for indirect trading and allocated to the Funds’ members, including the Partnership.

Ceres Tactical Commodity L.P.
Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of December 31, 2025 and 2024, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2025	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$2,253,532	$(1,746,832)	$506,700	$-	$-	$506,700
Forwards	2,864,559	(2,314,197)	550,362	-	-	550,362

Total assets	$5,118,091	$(4,061,029)	$1,057,062	$-	$-	$1,057,062

Liabilities
Futures	$(1,746,832)	$1,746,832	$-	$-	$-	$-
Forwards	(2,314,197)	2,314,197	-	-	-	-

Total liabilities	$(4,061,029)	$4,061,029	$-	$-	$-	$-

Net fair value						$1,057,062	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2024	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$3,546,893	$(3,546,893)	$-	$-	$-	$-
Forwards	1,162,363	(1,162,363)	-	-	-	-

Total assets	$4,709,256	$(4,709,256)	$-	$-	$-	$-

Liabilities
Futures	$(3,747,830)	$3,546,893	$(200,937)	$-	$200,937	$-
Forwards	(1,360,291)	1,162,363	(197,928)	-	197,928	-

Total liabilities	$(5,108,121)	$4,709,256	$(398,865)	$-	$398,865	$-

Net fair value						$-	*

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of December 31, 2025 and 2024, respectively.

	December 31, 2025
Assets
Futures Contracts
Energy	$1,009,142
Grains	509,437
Livestock	37,022
Metals	355,281
Softs	342,650

Total unrealized appreciation on open futures contracts	2,253,532

Liabilities
Futures Contracts
Energy	(858,303)
Grains	(327,036)
Livestock	(14,540)
Metals	(313,318)
Softs	(233,635)

Total unrealized depreciation on open futures contracts	(1,746,832)

Net unrealized appreciation on open futures contracts	$506,700	*

Assets
Forward Contracts
Metals	$2,864,559

Total unrealized appreciation on open forward contracts	2,864,559

Liabilities
Forward Contracts
Metals	(2,314,197)

Total unrealized depreciation on open forward contracts	(2,314,197)

Net unrealized appreciation on open forward contracts	$550,362	**

Assets
Options Purchased
Grains	$3,142,898
Livestock	2,998,800
Metals	455,894
Softs	76,481

Total options purchased	$6,674,073	***

Liabilities
Options Written
Energy	$(179,580)
Grains	(1,123,233)
Livestock	(1,300,628)
Metals	(474,185)
Softs	(56,025)

Total options written	$(3,133,651)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2025, 2024 and 2023, respectively.

Sector	2025		2024		2023
Currencies	$59,047		$(265,309)		$(664,782)
Energy	(1,765,241)		(1,767,369)		507,482
Grains	(1,002,473)		7,146,281		1,074,428
Livestock	(1,543,423)		(530,748)		345,532
Metals	2,080,804		(1,409,630)		(437,448)
Softs	(649,312)		(4,108,530)		1,463,260

Total	$(2,820,598)	*****	$(935,305)	*****	$2,288,472	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of non-exchange
traded foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded
foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.
The Partnership and the Funds consider prices for exchange-traded commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2025 and 2024, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.
Notes to Financial Statements

December 31, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,253,532	$2,253,532	$-	$-
Forwards	2,864,559	-	2,864,559	-
Options purchased	6,674,073	6,674,073	-	-

Total assets	$11,792,164	$8,927,605	$2,864,559	$-

Liabilities
Futures	$1,746,832	$1,746,832	$-	$-
Forwards	2,314,197	-	2,314,197	-
Options written	3,133,651	3,133,651	-	-

Total liabilities	$7,194,680	$4,880,483	$2,314,197	$-

December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,546,893	$3,546,893	$-	$-
Forwards	1,162,363	-	1,162,363	-
Options purchased	5,354,371	5,354,371	-	-

Total assets	$10,063,627	$8,901,264	$1,162,363	$-

Liabilities
Futures	$3,747,830	$3,747,830	$-	$-
Forwards	1,360,291	-	1,360,291	-
Options written	3,281,715	3,281,715	-	-

Total liabilities	$8,389,836	$7,029,545	$1,360,291	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of December 31, 2025 and 2024, respectively.

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2025.
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
At December 31, 2025, the Partnership owned approximately 35.0% of Drakewood Master. At December 31, 2024, the Partnership owned approximately 41.3% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Fund. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	December 31, 2025
	Total Assets	Total Liabilities	Total Capital
Drakewood Master	$40,290,634	$6,443,067	$33,847,567

	December 31, 2024
	Total Assets	Total Liabilities	Total Capital
NL Master	$13,129,914	$13,129,914	$-
Drakewood Master	44,926,030	2,584,283	42,341,747

Ceres Tactical Commodity L.P.
Notes to Financial Statements

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2025
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
Drakewood Master	$498,920	$1,909,285	$2,408,205

	For the year ended December 31, 2024
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
NL Master	$1,232,984	$(11,180,959)	$(9,947,975)
Drakewood Master	1,252,603	(2,668,008)	(1,415,405)

	For the year ended December 31, 2023
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
NL Master	$1,756,468	$(5,536,966)	$(3,780,498)
Drakewood Master	1,310,701	(2,850,943)	(1,540,242)
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds is shown in the following tables:

	December 31, 2025		For the year ended December 31, 2025
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Drakewood Master	11.90%	$11,847,983	$1,181,858	$190,532	$28,973	$962,353	Commodity Portfolio	Monthly

		$11,847,983	$1,181,858	$190,532	$28,973	$962,353

	December 31, 2024		For the year ended December 31, 2024
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
NL Master	- %	$—	$(2,909,797)	$32,420	$20,048	$(2,962,265)	Commodity Portfolio	Monthly
Drakewood Master	14.21%	17,511,230	(454,167)	159,732	29,074	(642,973)	Commodity Portfolio	Monthly

		$17,511,230	$(3,363,964)	$192,152	$49,122	$(3,605,238)

	December 31, 2023		For the year ended December 31, 2023
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
NL Master	8.00%	$11,558,658	$(1,004,007)	$24,524	$17,888	$(1,046,419)	Commodity Portfolio	Monthly
Drakewood Master	11.38%	16,459,442	(459,145)	117,436	23,958	(600,539)	Commodity Portfolio	Monthly

		$28,018,100	$(1,463,152)	$141,960	$41,846	$(1,646,958)

Ceres Tactical Commodity L.P.
Notes to Financial Statements

7.	Subscriptions, Distributions and Redemptions:
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

8.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025			2024			2023
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the year): *
Net realized and unrealized gains (losses)	$(54.95)	$(43.54)	$(46.10)	$(109.05)	$(86.70)	$(91.26)	$(4.80)	$7.24	$0.02
Net investment income (loss)	(18.27)	(14.52)	1.20	5.62	4.68	22.25	13.66	(0.26)	24.22

Increase (decrease) for the year	(73.22)	(58.06)	(44.90)	(103.43)	(82.02)	(69.01)	8.86	6.98	24.24
Net asset value per Redeemable Unit, beginning of year	2,627.20	2,083.28	2,187.95	2,730.63	2,165.30	2,256.96	2,721.77	2,158.32	2,232.72

Net asset value per Redeemable Unit, end of year	$2,553.98	$2,025.22	$2,143.05	$2,627.20	$2,083.28	$2,187.95	$2,730.63	$2,165.30	$2,256.96

	2025			2024			2023
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:
Net investment income (loss) **	(0.7)%	(0.7)%	0.1%	0.2%	0.2%	1.1%	0.5%	0.0%	0.9%

Operating expenses	4.5%	4.4%	3.7%	4.0%	3.9%	3.3%	3.6%	3.8%	2.9%
Incentive fees	-%	-%	-%	0.5%	0.5%	0.4%	0.3%	0.8%	0.6%

Total expenses	4.5%	4.4%	3.7%	4.5%	4.4%	3.7%	3.9%	4.6%	3.5%

Total return:
Total return before incentive fees	(2.8)%	(2.8)%	(2.1)%	(3.3)%	(3.3)%	(2.6)%	0.7%	1.0%	1.6%
Incentive fees	-%	-%	-%	(0.5)%	(0.5)%	(0.5)%	(0.4)%	(0.7)%	(0.5)%

Total return after incentive fees	(2.8)%	(2.8)%	(2.1)%	(3.8)%	(3.8)%	(3.1)%	0.3%	0.3%	1.1%

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
The above ratios and total return may vary for individual inve sto
rs based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average partners’ capital of the respective Class and include the income and expenses allocated from the Funds. The ratios do not reflect the Partnership’s proportionate share of income and expenses of the Funds.

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
Beginning in February 2022, the United States, the United Kingdom, the European Union, and a number of other nations imposed sanctions against Russia in response to Russia’s invasion of Ukraine, and these and other governments around the world may impose additional sanctions in the future as the conflict develops. In addition, the armed conflict between Israel and Hamas and subsequent sanctions have created volatility in the price of various commodities and may lead to a deterioration in the political and trade relationships that exist between the countries involved and have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s/Funds’ investments. Furthermore, uncertainties regarding these conflicts and the varying involvement of the United States and other countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership/Funds and the performance of its investments or operations, and the ability of the Partnership/Funds to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia, Belarus, Ukraine or Israel, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflicts.
Changes in trade policies, including the imposition of tariffs or other trade restrictions, may adversely affect the trading strategies of certain of the Partnership’s advisors, and the Partnership. The current tariff environment remains uncertain and highly volatile, and it is difficult to predict the direction or scope of future tariff policies in the short term. The current U.S. administration has proposed and recently begun to implement global broad-based tariffs on imports from key trading partners to the U.S., including, but not limited to, Canada, China, the European Union and Mexico. While the current U.S. administration has agreed to pause the implementation of certain tariffs proposed under its existing policies, the continued implementation of certain other tariffs (and the threat that additional tariffs may be imposed in the future) can be expected to lead to increased costs, supply chain disruptions, and heightened market volatility. Retaliatory trade measures by governments have been proposed and, in certain instances, implemented, which can be expected to create further economic uncertainty.

10.	Subsequent Events:
The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2025 and 2024 is summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2025 to	July 1, 2025 to	April 1, 2025 to	January 1, 2025 to
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Total investment income	$933,119	$1,103,303	$1,109,188	$1,163,748
Total expenses	(1,144,214)	(1,295,275)	(1,284,144)	(1,368,065)
Total trading results	(2,705,809)	(2,031,472)	(1,440,305)	4,129,664

Net income (loss)	$(2,916,904)	$(2,223,444)	$(1,615,261)	$3,925,347

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(71.46)	$(51.33)	$(35.04)	$84.61

Class D	$(56.67)	$(40.71)	$(27.78)	$67.10

Class Z	$(55.82)	$(38.77)	$(25.03)	$74.72

	For the period from	For the period from	For the period from	For the period from
	October 1, 2024 to	July 1, 2024 to	April 1, 2024 to	January 1, 2024 to
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total investment income	$1,364,978	$1,653,380	$1,705,349	$1,778,365
Total expenses	(1,635,232)	(1,343,661)	(1,198,836)	(2,012,791)
Total trading results	(1,337,968)	(4,356,034)	(3,391,088)	3,662,884

Net income (loss)	$(1,608,222)	$(4,046,315)	$(2,884,575)	$3,428,458

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(33.76)	$(78.60)	$(55.36)	$64.29

Class D	$(26.78)	$(62.33)	$(43.89)	$50.98

Class Z	$(23.93)	$(61.03)	$(41.56)	$57.51

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
and
15d-15(e)
under the Exchange Act) as of December 31, 2025, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B.
Other Information
.
10b5-1
Trading Plans
The Partnership has
no
directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended December 31, 2025, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended December 31, 2025 by the directors and officers of the General Partner.
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inpsections
.
Not applicable.

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
Patrick T. Egan
, age 56, has been a Director of the General Partner since December 1, 2010. Since December 1, 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 8, 2013, Mr. Egan has been registered as a swap associated person of the General Partner. In addition, from May 2021 to February 2022, Mr. Egan was a branch manager, principal and registered as an associated person of Morgan Stanley Investment Management Inc. (“MSIM”), and was an associate member of the NFA. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as
Co-Chief
Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been the Head of Managed Futures for Morgan Stanley, and responsible for the day-to-day
operations and management of the General Partner. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year
terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Brooke Lambert
, age 42, has been the Chief Financial Officer, Treasurer and a principal of the General Partner since May 16, 2022. Ms. Lambert has been employed by MSIM, a financial services firm, since July 2014, where her responsibilities include serving as a Vice President and managing the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. From July 2009 to July 2014, Ms. Lambert was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where her responsibilities included serving as a Vice President responsible for the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. Before joining Morgan Stanley, Ms. Lambert was employed by Citigroup Alternative Investments, a financial services firm, from January 2006 through July 2009, where her responsibilities included serving as an Assistant Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. Ms. Lambert earned her Bachelor of Science in Finance in May 2005 from Towson University.
Victoria Eckstein
, age 44, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 14, 2022. Since November 2022, Ms. Eckstein has served as Chief Operating Officer of Calvert Research and Management (“Calvert”), an investment management company focused on responsible investments. Calvert is a wholly-owned subsidiary of Morgan Stanley and an affiliate of the General Partner. Since December 2020, Ms. Eckstein has served as a Managing Director of MSIM, and from December 2020 to November 2022 served as Chief Operating Officer of the Solutions & Multi-Asset Group at MSIM, a collection of business units offering alpha-centric, multi-asset or multi-manager investment solutions. From December 2016 to December 2020, Ms. Eckstein served as an Executive Director of MSIM and from April 2010 to December 2016, Ms. Eckstein served as a Vice President of MSIM. From April 2010 to December 2020, Ms. Eckstein primarily managed the day-to-day
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
Tatiana Segal
, age 57, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 1, 2022. She has also been a principal of MSIM since October 31, 2019. Ms. Segal joined MSIM as a Managing Director and Head of Risk Management in August 2019. She is responsible for risk management across MSIM business units and risk categories, including investment, operational, and franchise risk, and is a member of the Investment Management Operating Committee and a chair of the Investment Management Risk Committee. Ms. Segal is also a member of Morgan Stanley’s firmwide Risk Committee. In June 2022, in addition to her original role, Ms. Segal was appointed as Global Head of
Non-Financial
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
of Risk Peer Advisory Group NY for 100 Women in Finance, as well as a contributing member of the council of The Directors and Chief Risk Officers. She serves as a board member of the Tenement Museum. Ms. Segal also became a listed principal of Parametric Portfolio Associates LLC, a Morgan Stanley affiliated asset manager and registered commodity pool operator and commodity trading advisor, on June 3, 2025, where she is responsible for risk management across the firm’s suite of portfolio solutions offered directly to institutional investors and indirectly to retail investors through financial intermediaries.
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
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
.
(a)
Security ownership of certain beneficial owners
. As of February 28, 2026, the Partnership knows of one person who beneficially own more than 5% of the Redeemable Units outstanding.

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class A Units	Gary and Linda Underwood TTEE	2,166.2750	5.7%
	23255 Sanabria Loop
	Bonita Springs, FL 34135-5367
(b)
Security ownership of management
. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2025:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Redeemable Units	General Partner	504.1130	45.1%
(c)
Changes in control
. None.
Item 13. Certain Relationships, Related Transactions and Director Independence.
(a)
Transactions with related persons.
None.
(b)
Review, approval or ratification of transactions with related persons
. Not applicable.
(c)
Promoters and certain control persons
. MS&Co., Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of item 404(c) of Regulation
S-K.
The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1.
Business
.”, “Item 8.
Financial Statements and Supplementary Data
.” and “Item 11.
Executive Compensation
.”

Item 14.
Principal Accountant Fees and Services
.
(1)
Audit Fees
. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2025 and 2024 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms
10-Q
and
10-K
and other services normally provided in connection with regulatory filings or engagements were:
2025 $104,073
2024 $120,277
(2)
Audit-Related Fees
. None.
(3)
Tax Fees
. The Partnership did not pay EY any amounts in 2025 and 2024 for professional services in connection with tax compliance, tax advice and tax planning.
(4)
All Other Fees
. None.
(5) Not Applicable.
(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements:

Statements of Financial Condition at December 31, 2025 and 2024.

Condensed Schedules of Investments at December 31, 2025 and 2024.

Statements of Income and Expenses for the years ended December 31, 2025, 2024 and 2023.

Statements of Changes in Partners’ Capital for the years ended December 31, 2025, 2024 and 2023.

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

19.1	Investment Management Insider Trading Policy (filed as Exhibit 19.1 to the Annual Report on Form 10-K filed March 20, 2025 and incorporated herein by reference).

99.1	Financial Statements of CMF Drakewood Master Fund LLC.

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference:

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

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

Item 16. Form 10-K Summary. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President & Director
Date: March 20, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Brooke Lambert
Patrick T. Egan	Brooke Lambert
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 20, 2026	Date: March 20, 2026

/s/ Victoria Eckstein	/s/ Tatiana Segal
Victoria Eckstein	Tatiana Segal
Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 20, 2026	Date: March 20, 2026

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to limited partners.

No proxy material has been sent to limited partners.