Form 10-Q
period 2026-03-31
Ceres Tactical Commodity L.P.
filed 2026-05-12
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes _ No
X
As of April 30, 2026, 34,437.7977 Limited Partnership Class A Redeemable Units were outstanding, 0.0000 Limited Partnership Class D Redeemable Units were outstanding and 539.6760 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Commodity L.P.
Statements of Financial Condition

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets:
Investment in the Fund (1) , at fair value	$10,751,351	$11,847,983
Redemptions receivable from the Fund	31,187	702,858

Equity in related party trading account:
Unrestricted cash	82,281,851	79,042,378
Restricted cash	3,753,203	5,167,871
Foreign cash (cost $579,139 and $506,181 at March 31, 2026 and December 31, 2025, respectively)	614,519	552,502
Net unrealized appreciation on open futures contracts	-	506,700
Net unrealized appreciation on open forward contracts	159,818	550,362
Options purchased, at fair value (premiums paid $2,315,807 and $7,705,730 at March 31, 2026 and December 31, 2025, respectively)	1,630,191	6,674,073

Total equity in related party trading account	88,439,582	92,493,886
Interest receivable	290,981	290,608

Total assets	$99,513,101	$105,335,335

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$108,305	$-
Options written, at fair value (premiums received $1,353,297 and $4,026,188 at March 31, 2026 and December 31, 2025, respectively)	1,235,614	3,133,651
Accrued expenses:
Ongoing selling agent fees	59,808	62,242
Management fees	96,818	100,768
General Partner fees	61,167	63,720
Professional fees	242,780	187,798
Redemptions payable to General Partner	-	210,000
Redemptions payable to Limited Partners	1,212,141	2,020,957

Total liabilities	3,016,633	5,779,136

Partners’ Capital:
General Partner, Class Z, 504.1130 Redeemable Units outstanding at March 31, 2026 and December 31, 2025	1,123,707	1,080,340
Limited Partners, Class A, 35,477.0737 and 37,963.8037 Redeemable Units outstanding at March 31, 2026 and December 31, 2025, respectively	94,067,661	96,958,704
Limited Partners, Class D, 0.0000 and 100.0580 Redeemable Units outstanding at March 31, 2026 and December 31, 2025, respectively	-	202,639
Limited Partners, Class Z, 585.4890 and 613.3870 Redeemable Units outstanding at March 31, 2026 and December 31, 2025, respectively	1,305,100	1,314,516

Total partners’ capital (net asset value)	96,496,468	99,556,199

Total liabilities and partners’ capital	$99,513,101	$105,335,335

Net asset value per Redeemable Unit:
Class A	$2,651.51	$2,553.98

Class D	$-	$2,025.22

Class Z	$2,229.08	$2,143.05

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
March 31, 2026
(Unaudited)

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Energy	162	$(374,390)	(0.39) %
Grains	671	235,612	0.24
Livestock	165	28,189	0.03
Metals	71	(542,615)	(0.55)
Softs	113	(45,035)	(0.05)
Total futures contracts purchased		(698,239)	(0.72)
Futures Contracts Sold
Energy	121	241,450	0.25
Grains	988	(74,656)	(0.08)
Livestock	123	(85,264)	(0.09)
Metals	68	402,071	0.42
Softs	131	106,333	0.11

Total futures contracts sold		589,934	0.61

Net unrealized depreciation on open futures contracts		$(108,305)	(0.11) %

Unrealized Appreciation on Open Forward Contracts
Metals	299	$2,059,297	2.13%

Total unrealized appreciation on open forward contracts		2,059,297	2.13

Unrealized Depreciation on Open Forward Contracts
Metals	328	(1,899,479)	(1.96)

Total unrealized depreciation on open forward contracts		(1,899,479)	(1.96)

Net unrealized appreciation on open forward contracts		$159,818	0.17%

Options Purchased
Calls
Grains	358	$486,144	0.50%
Livestock	187	134,020	0.14
Metals	31	68,182	0.07
Softs	60	300	0.00 *
Puts
Energy	6	16,920	0.02
Grains	1,372	474,131	0.49
Livestock	378	335,140	0.35
Metals	17	8,053	0.01
Softs	51	107,301	0.11

Total options purchased (premiums paid $2,315,807)		$1,630,191	1.69%

Options Written
Calls
Energy	44	$(282,040)	(0.29) %
Grains	444	(450,266)	(0.47)
Livestock	15	(21,270)	(0.02)
Metals	37	(84,490)	(0.09)
Softs	143	(148,125)	(0.15)
Puts
Grains	99	(29,748)	(0.03)
Livestock	354	(65,660)	(0.07)
Metals	43	(80,166)	(0.08)
Softs	27	(73,849)	(0.08)

Total options written (premiums received $1,353,297)		$(1,235,614)	(1.28) %

		Fair Value	% of Partners Capital
Investment in the Fund
CMF Drakewood Master Fund LLC		$10,751,351	11.14%

Total investment in the Fund		$10,751,351	11.14%

*	Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
December 31, 2025

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Energy	1,548	$(581,600)	(0.58) %
Grains	603	(299,835)	(0.30)
Livestock	66	32,972	0.03
Metals	63	276,408	0.28
Softs	411	(105,638)	(0.11)

Total futures contracts purchased		(677,693)	(0.68)

Futures Contracts Sold
Energy	1,478	732,439	0.74
Grains	1,617	482,236	0.48
Livestock	92	(10,490)	(0.01)
Metals	57	(234,445)	(0.24)
Softs	284	214,653	0.22

Total futures contracts sold		1,184,393	1.19

Net unrealized appreciation on open futures contracts		$506,700	0.51%

Unrealized Appreciation on Open Forward Contracts
Metals
LME COPPER FUTURE_18 MAR26	29	$1,014,356	1.02%
Other	229	1,850,203	1.85

Total unrealized appreciation on open forward contracts		2,864,559	2.87

Unrealized Depreciation on Open Forward Contracts
Metals	226	(2,314,197)	(2.32)

Total unrealized depreciation on open forward contracts		(2,314,197)	(2.32)

Net unrealized appreciation on open forward contracts		$550,362	0.55%

Options Purchased
Calls
Grains	1,040	$676,352	0.68%
Livestock	6	9,360	0.01
Metals	77	434,011	0.44
Softs	93	5,831	0.01
Puts
Grains
SOYBEAN FUT OPTN P @ 1100 JUL 26	808	2,272,500	2.28
Other	278	194,046	0.19
Livestock
LIVE CATTLE OPTN P @ 224 APR 26	606	1,133,220	1.14
Other	1,088	1,856,220	1.86
Metals	44	21,883	0.02
Softs	20	70,650	0.07

Total options purchased (premiums paid $7,705,730)		$6,674,073	6.70%

Options Written
Calls
Grains	1,242	$(409,699)	(0.41) %
Livestock	36	(77,013)	(0.08)
Metals	80	(445,871)	(0.45)
Softs	8	(56,025)	(0.06)
Puts
Energy	47	(179,580)	(0.18)
Grains	1,236	(713,534)	(0.72)
Livestock	1,616	(1,223,615)	(1.22)
Metals	45	(28,314)	(0.03)

Total options written (premiums received $4,026,188)		$(3,133,651)	(3.15) %

		Fair Value	% of Partners Capital
Investment in the Fund
CMF Drakewood Master Fund LLC		$11,847,983	11.90%

Total investment in the Fund		$11,847,983	11.90%

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Investment Income:
Interest income	$732,013	$1,034,368
Interest income allocated from the Fund	110,983	129,380

Total investment income	842,996	1,163,748

Expenses:
Expenses allocated from the Fund	26,790	62,635
Clearing fees related to direct investments	262,807	358,626
Ongoing selling agent fees	182,199	229,506
Management fees	295,266	357,913
General Partner fees	186,289	233,334
Professional fees	116,056	126,051

Total expenses	1,069,407	1,368,065

Net investment income (loss)	(226,411)	(204,317)

Trading Results:
Net gains (losses) on trading of commodity interests and investments in the Fund:
Net realized gains (losses) on closed contracts	4,641,523	186,523
Net realized gains (losses) on closed contracts allocated from the Fund	2,804,988	2,952,852
Net change in unrealized gains (losses) on open contracts	(1,445,303)	1,838,512
Net change in unrealized gains (losses) on open contracts allocated from the Fund	(2,054,998)	(848,223)

Total trading results	3,946,210	4,129,664

Net income (loss)	$3,719,799	$3,925,347

Net income (loss) per Redeemable Unit: *
Class A	$97.53	$84.61

Class D	$52.46	$67.10

Class Z	$86.03	$74.72

Weighted average Redeemable Units outstanding:
Class A	36,793.1777	45,540.8510

Class D	100.0580	100.0580

Class Z	1,113.7993	1,036.9140

*	Represents the change in net asset value per Redeemable Unit during the period. Effective February 28, 2026, Class D fully redeemed.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2024	$120,743,082	45,958.9087	$208,449	100.0580	$2,243,716	1,025.4880	$123,195,247	47,084.4547
Subscriptions - Limited Partners	250,000	94.1550	-	-	25,000	11.4260	275,000	105.5810
Redemptions - Limited Partners	(4,503,295)	(1,680.0620)	-	-	-	-	(4,503,295)	(1,680.0620)
Net income (loss)	3,841,159	-	6,713	-	77,475	-	3,925,347	-

Partners’ Capital, March 31, 2025	$120,330,946	44,373.0017	$215,162	100.0580	$2,346,191	1,036.9140	$122,892,299	45,509.9737

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2025	$96,958,704	37,963.8037	$202,639	100.0580	$2,394,856	1,117.5000	$99,556,199	39,181.3617
Subscriptions - Limited Partners	80,000	31.3240	-	-	-	-	80,000	31.3240
Redemptions - Limited Partners	(6,589,762)	(2,518.0540)	(207,889)	(100.0580)	(61,879)	(27.8980)	(6,859,530)	(2,646.0100)
Net income (loss)	3,618,719	-	5,250	-	95,830	-	3,719,799	-

Partners’ Capital, March 31, 2026	$94,067,661	35,477.0737	$-	-	$2,428,807	1,089.6020	$96,496,468	36,566.6757

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

1.	Organization:
Ceres Tactical Commodity L.P. (the “Partnership”) is a limited partnership organized on April 20, 2005 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of commodity interests on United States (“U.S.”) and international futures, options on futures and forward markets. The Partnership may also engage, directly or indirectly, in swap transactions and other derivative transactions with the approval of the General Partner (as defined below). Initially, the Partnership’s investment strategy focused on energy and energy-related investments. While the Partnership is expected to continue to have significant exposure to energy and energy-related markets, such trading will no longer be the Partnership’s primary focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The sectors traded include energy, grains, livestock, metals and softs. The commodity interests that are traded by the Partnership, directly or indirectly through its investment in the Fund (as defined below), are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Fund) in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. During the initial offering period, the Partnership sold 11,925 redeemable units of limited partnership interest (“Redeemable Units”). The Partnership commenced trading on September 6, 2005. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.
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
As of March 31, 2026, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Drakewood Capital Management Limited (“Drakewood”) and Opus Futures, LLC (“Opus”) (each, an “Advisor” and, collectively, the “Advisors”), each of which is, a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Fund. The Advisors are not affiliated with one another, are not affiliated with the General Partner and Morgan Stanley & Co. LLC (“MS&Co.”) and are not responsible for the organization or operation of the Partnership.
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
As of February 28, 2026, the Class D Redeemable Units were fully redeemed.
During the reporting periods ended March 31, 2026 and 2025, the Partnership’s/Fund’s commodity broker was MS&Co., a registered futures commission merchant.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)
The programs traded by each Advisor on behalf of the Partnership are: Millburn — Commodity Program, Ospraie — Commodity Program, Drakewood – Drakewood Prospect Fund Strategy, Opus – Opus Advanced Ag Program. The General Partner may modify or terminate the allocation of assets among the Advisors at any time and may allocate assets to additional Advisors at any time.
The Partnership and CMF Drakewood Master Fund LLC (“Drakewood Master”) have entered into futures brokerage account agreements with MS&Co. Drakewood Master is referred to as the “Fund.” The Partnership, directly and through its investment in the Fund, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, the execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).
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
The ongoing selling agent fees for the three ended March 31, 2026 for Class A was $181,938. The ongoing selling agent fees for the three months ended March 31, 2025 for Class A was $229,107. The ongoing selling agent fees for the three months ended March 31, 2026 for Class D was $261. The ongoing selling agent fees for the three months ended March 31, 2025 for Class D was $399. Class Z Redeemable Units are not subject to an ongoing selling agent fee.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2026 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2026 and 2025. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2025. The December 31, 2025 information has been derived from the audited financial statements as of and for the year ended December 31, 2025.
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
The Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended March 31, 2026 and 2025, the Partnership carried no debt and all of the Partnership’s and the Fund’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.
Partnership’s Investment in the Fund.
The Partnership carries its investment in Drakewood Master based on the Partnership’s (1) net contribution to Drakewood Master and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of Drakewood Master.
Partnership’s/Fund’s Derivative Investments.
All commodity interests held by the Partnership/Fund, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Net unrealized gains or losses on open contracts are included as a component of equity in related party trading account in the Partnership’s/Fund’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Fund’s Statements of Income and Expenses.
The Partnership/Fund does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments due to fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Fund’s Statements of Income and Expenses.
Partnership’s Cash
. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2026 and December 31, 2025, the amount of cash held for margin requirements was $3,753,203 and $5,167,871, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $614,519 (cost of $579,139) and $552,502 (cost of $506,181) as of March 31, 2026 and December 31, 2025, respectively.
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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)
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
There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2026 and 2025 were as follows.

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance
(for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$103.64	$55.82	$87.01	$89.10	$70.65	$74.26
Net investment income (loss)	(6.11)	(3.36)	(0.98)	(4.49)	(3.55)	0.46

Increase (decrease) for the period	97.53	52.46	86.03	84.61	67.10	74.72
Final Redemption ****	-	(2,077.68)	-	-	-	-
Net asset value per Redeemable Unit, beginning of period	2,553.98	2,025.22	2,143.05	2,627.20	2,083.28	2,187.95

Net asset value per Redeemable Unit, end of period	$2,651.51	$-	$2,229.08	$2,711.81	$2,150.38	$2,262.67

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment income (loss) ***	(1.0)%	(1.0)%	(0.2)%	(0.7)%	(0.7)%	0.1%

Operating expenses	4.5%	4.4%	3.7%	4.5%	4.5%	3.8%
Incentive fees	-%	-%	-%	-%	-%	-%

Total expenses	4.5%	4.4%	3.7%	4.5%	4.5%	3.8%

Total return:
Total return before incentive fees	3.8%	2.6%	4.0%	3.2%	3.2%	3.4%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	3.8%	2.6%	4.0%	3.2%	3.2%	3.4%

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
**** On February 28, 2026, Class D fully redeemed.
The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average partners’ capital of the respective Class and include the income and expenses allocated from the Fund. The ratios do not reflect the Partnership’s proportionate share of income and expenses of the Fund.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

4.	Trading Activities:
The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses. The Partnership also invests certain of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Fund’s trading activities is shown in the Partnership’s Statements of Income and Expenses.
The futures brokerage account agreements with MS&Co. give the Partnership and the Fund, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition. The Partnership and the Fund net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in their respective Statements of Financial Condition, as the criteria under ASC 210-20,
“Balance Sheet-Offsetting,”
have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Fund are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2026 and 2025 were 3,519 and 6,904, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2026 and 2025 were 738 and 860, respectively. The monthly average number of option contracts purchased traded directly by the Partnership during the three months ended March 31, 2026 and 2025 were 2,129 and 2,517, respectively. The monthly average number of option contracts written traded directly by the Partnership during the three months ended March 31, 2026 and 2025 were 1,750 and 2,487, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.
All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Fund for indirect trading and are allocated to the Fund’s members, including the Partnership.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2026 and December 31, 2025, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2026				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$1,634,388	$(1,634,388)	$-	$-	$-	$-
Forwards	2,059,297	(1,899,479)	159,818	-	-	159,818

Total assets	$3,693,685	$(3,533,867)	$159,818	$-	$-	$159,818

Liabilities
Futures	$(1,742,693)	$1,634,388	$(108,305)	$-	$108,305	$-
Forwards	(1,899,479)	1,899,479	-	-	-	-

Total liabilities	$(3,642,172)	$3,533,867	$(108,305)	$-	$108,305	$-

Net fair value						$159,818	*

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2025				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,253,532	$(1,746,832)	$506,700	$-	$-	$506,700
Forwards	2,864,559	(2,314,197)	550,362	-	-	550,362

Total assets	$5,118,091	$(4,061,029)	$1,057,062	$-	$-	$1,057,062

Liabilities
Futures	$(1,746,832)	$1,746,832	$-	$-	$-	$-
Forwards	(2,314,197)	2,314,197	-	-	-	-

Total liabilities	$(4,061,029)	$4,061,029	$-	$-	$-	$-

Net fair value						$1,057,062	*

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)
The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2026 and December 31, 2025, respectively.

	March 31, 2026
Assets
Futures Contracts
Energy	$301,545
Grains	457,452
Livestock	145,410
Metals	500,242
Softs	229,739

Total unrealized appreciation on open futures contracts	1,634,388

Liabilities
Futures Contracts
Energy	(434,485)
Grains	(296,496)
Livestock	(202,485)
Metals	(640,786)
Softs	(168,441)

Total unrealized depreciation on open futures contracts	(1,742,693)

Net unrealized depreciation on open futures contracts	$(108,305)	*

Assets
Forward Contracts
Metals	$2,059,297

Total unrealized appreciation on open forward contracts	2,059,297

Liabilities
Forward Contracts
Metals	(1,899,479)

Total unrealized depreciation on open forward contracts	(1,899,479)

Net unrealized appreciation on open forward contracts	$159,818	**

Assets
Options Purchased
Energy	$16,920
Grains	960,275
Livestock	469,160
Metals	76,235
Softs	107,601

Total options purchased	$1,630,191	***

Liabilities
Options Written
Energy	$(282,040)
Grains	(480,014)
Livestock	(86,930)
Metals	(164,656)
Softs	(221,974)

Total options written	$(1,235,614)	****

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)
The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
Sector	2026		2025
Currencies	$(12,485)		$32,148
Energy	1,385,907		1,061,665
Grains	80,358		459,134
Livestock	(1,265,416)		(550,687)
Metals	2,280,636		1,565,817
Softs	727,220		(543,042)

Total	$3,196,220	*****	$2,025,035	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
Partnership’s and the Fund’s Fair Value Measurements.
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
The Partnership and the Fund consider prices for exchange-traded commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2026 and December 31, 2025 and for the periods ended March 31, 2026 and 2025, the Partnership and the Fund did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

March 31, 2026	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,634,388	$1,634,388	$-	$-
Forwards	2,059,297	-	2,059,297	-
Options purchased	1,630,191	1,630,191	-	-

Total assets	$5,323,876	$3,264,579	$2,059,297	$-

Liabilities
Futures	$1,742,693	$1,742,693	$-	$-
Forwards	1,899,479	-	1,899,479	-
Options written	1,235,614	1,235,614	-	-

Total liabilities	$4,877,786	$2,978,307	$1,899,479	$-

December 31, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,253,532	$2,253,532	$-	$-
Forwards	2,864,559	-	2,864,559	-
Options purchased	6,674,073	6,674,073	-	-

Total assets	$11,792,164	$8,927,605	$2,864,559	$-

Liabilities
Futures	$1,746,832	$1,746,832	$-	$-
Forwards	2,314,197	-	2,314,197	-
Options written	3,133,651	3,133,651	-	-

Total liabilities	$7,194,680	$4,880,483	$2,314,197	$-

The Investment in the Fund measured using the net asset value practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of March 31, 2026 and December 31, 2025, respectively.

6.	Investment in the Fund:
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
The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2026.
The Partnership’s/Fund’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Partnership/Fund engages in such trading through commodity brokerage accounts maintained with MS&Co.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)
Generally, a member in the Fund withdraws all or part of its capital contribution and undistributed profits, if any, from the Fund as of the end of any month (the “Redemption Date”) after a request has been made to the Trading Manager at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the member elects to redeem and informs the Fund. However, a member may request a withdrawal as of the end of any day if such request is received by the Trading Manager at least three days in advance of the proposed withdrawal date.
Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level. All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Fund and allocated to the Fund’s members, including the Partnership.
At March 31, 2026, the Partnership owned approximately 32.0% of Drakewood Master. At December 31, 2025, the Partnership owned approximately 35.0% of Drakewood Master. It is the Partnership’s intention to continue to invest in Drakewood Master. The performance of the Partnership is directly affected by the performance of the Fund. Expenses to investors as a result of the investment in the Fund are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Fund is shown in the following tables:

	March 31, 2026
	Total Assets	Total Liabilities	Total Capital
Drakewood Master	$42,968,392	$9,357,811	$33,610,581

	December 31, 2025
	Total Assets	Total Liabilities	Total Capital
Drakewood Master	$40,290,634	$6,443,067	$33,847,567
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Fund is shown in the following tables:

	For the three months ended March 31, 2026
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drakewood Master	$255,089	$2,152,628	$2,407,717

	For the three months ended March 31, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drakewood Master	$167,644	$5,285,951	$5,453,595

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Fund is shown in the following tables:

	March 31, 2026		For the three months ended March 31, 2026

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Drakewood Master	11.14%	$10,751,351	$860,973	$20,486	$6,304	$834,183	Commodity Portfolio	Monthly

		$10,751,351	$860,973	$20,486	$6,304	$834,183

	December 31, 2025		For the three months ended March 31, 2025

	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Drakewood Master	11.90%	$11,847,983	$2,234,009	$55,044	$7,591	$2,171,374	Commodity Portfolio	Monthly

		$11,847,983	$2,234,009	$55,044	$7,591	$2,171,374

7.	Financial Instrument Risks:
In the normal course of business, the Partnership and the Fund are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s/Fund’s contracts are traded OTC, although contracts may be traded OTC in the future.
Futures Contracts.
The Partnership and the Fund trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Fund each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Fund. When the contract is closed, the Partnership and the Fund record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make initial margin deposits of cash or other assets and may require variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Partnership’s/Fund’s Statements of Income and Expenses.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)
London Metal Exchange Forward Contracts.
Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin, zinc or other metals. LME contracts traded by the Partnership and the Fund are cash settled based on prompt dates published by the LME. Variation margin payments may be made or received by the Partnership and the Fund each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Fund. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Fund record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make initial margin deposits of cash or other assets and may require variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Fund’s Statements of Income and Expenses.
Options.
The Partnership and the Fund may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Fund writes an option, the premium received is recorded as a liability in the Partnership’s/Fund’s Statements of Financial Condition and marked-to-market daily. When the Partnership/Fund purchases an option, the premium paid is recorded as an asset in the Partnership’s/Fund’s Statements of Financial Condition and marked-to-market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Partnership’s/Fund’s Statements of Income and Expenses.
As both a buyer and seller of options, the Partnership/Fund pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Fund to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Fund do not consider these contracts to be guarantees.
Futures Options
. The Partnership and the Fund may trade futures-style option contracts. Unlike traditional option contracts, the premiums for futures-style option contracts are not received or paid upon the onset of the trade. The premiums are recognized and received or paid as part of the sales price when the contract is closed. Similar to a futures contract, variation margin for the futures-style option contract may be made or received by the Partnership/Fund each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership/Fund. Transactions in futures-style option contracts require participants to make initial margin deposits of cash or other assets and may require variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Futures-style option contracts are presented as part of “Net unrealized appreciation on open futures contracts” or “Net unrealized depreciation on open futures contracts,” as applicable, in the Partnership’s/Fund’s Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on futures-style option contracts are included in the Partnership’s/Fund’s Statements of Income and Expenses.
Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Fund due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership and the Fund are exposed to market risk equal to the value of the futures and forward contracts held and unlimited liability on such contracts sold short.
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. As of the end of each reporting period, the Partnership’s/Fund’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Fund’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Fund to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Fund have credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate are counterparties or brokers with respect to the Partnership’s/Fund’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Fund’s counterparty is an exchange or clearing organization.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)
The General Partner/Trading Manager monitors and attempts to mitigate the Partnership’s/Fund’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Fund may be subject. These monitoring systems generally allow the General Partner/Trading Manager to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.
The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Fund’s business, these instruments may not be held to maturity.
The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
In the ordinary course of business, the Partnership/Fund enter into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s/Fund’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership/Fund. The General Partner/Trading Manager considers the risk of any future obligation relating to these indemnifications to be remote.
Geopolitical relations and conflicts between governments may have significant macroeconomic effects on the global economy, and impact the markets in which the Partnership has invested or seeks to make investments. Armed conflicts among countries, as well as economic sanctions, for example, have created, and may in the future create, volatility in the price of various commodities and may lead to a deterioration in the political and trade relationships that exist between the countries involved, which in turn have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s investments. Uncertainties regarding these conflicts and potential future conflicts, and the varying involvement of the United States and other countries, make it difficult to predict what the ultimate impact on global economic and market conditions will be, and presents material uncertainty and risk with respect to the Partnership and the performance of its investments or operations, and the ability of the Partnership to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in the countries involved in these conflicts, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflicts.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Fund, (ii) redemptions receivable from the Fund, (iii) equity in related party trading account, consisting of unrestricted cash, restricted cash, foreign cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2026.

The Partnership’s/Fund’s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership/Fund from promptly liquidating their futures or option contracts and result in restrictions on redemptions.

Other than the risks inherent in commodity futures, forwards, options and swaps trading, and U.S. Treasury bills and money market mutual fund securities, the General Partner/Trading Manager knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s/Fund’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by realized and/or unrealized gains and losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any. The Partnership’s primary need for capital resources is for Futures Interests trading.

For the three months ended March 31, 2026, Partnership capital decreased 3.1% from $99,556,199 to $96,496,468. This decrease was attributable to redemptions of 2,518.0540 Class A limited partner Redeemable Units totaling $6,589,762, redemptions of 100.0580 Class D limited partner Redeemable Units totaling $207,889 and redemptions of 27.8980 Class Z limited partner Redeemable Units totaling $61,879 which was partially offset by subscriptions of 31.3240 Class A limited partner Redeemable Units totaling $80,000 and net income of $3,719,799. Future redemptions can impact the amount of funds available for direct investments and investment in the Fund in subsequent periods.

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

The Partnership/Fund record all investments at fair value in their respective financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the respective Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2026, the net asset value per Redeemable Unit for Class A increased 3.8% from $2,553.98 to $2,651.51 as compared to an increase of 3.2% in the first quarter of 2025. During the Partnership’s first quarter of 2026, the net asset value per Redeemable Unit for Class D increased 2.6% from $2,025.22 to $2,077.68 as compared to an increase of 3.2% in the first quarter of 2025. During the Partnership’s first quarter of 2026, the net asset value per Redeemable Unit for Class Z increased 4.0% from $2,143.05 to $2,229.08 as compared to an increase of 3.4% in the first quarter of 2025. The Partnership experienced a net trading gain before fees and expenses during the first quarter of 2026 of $3,946,210. Gains were primarily attributable to the Partnership’s/Fund’s trading of commodity futures in currencies, energy, metals and softs and were partially offset by losses in grains and livestock. The Partnership experienced a net trading gain before fees and expenses during the first quarter of 2025 of $4,129,664. Gains were primarily attributable to the Partnership’s/Fund’s trading of commodity futures in energy, grains and metals and were partially offset by losses in currencies, livestock and softs.

The Partnership’s most notable gains during the first quarter were recorded in the metals markets during January from long positions in gold and silver futures, as prices rallied to record highs amid continued investor demand for precious metals. Gains from short positions in gold and silver were recorded during March, as a stronger U.S. dollar and rising interest rate yields pressured precious metals prices lower. Additional gains were generated during January in the energy sector from long futures positions in crude oil and its refined products, as supply concerns, geopolitical tensions, and increased demand drove prices higher. In the soft commodities sector, gains were recorded during January from short positions in cocoa futures, as favorable weather conditions in key West African growing regions led to lower prices. Further gains were achieved during February from short positions in coffee futures, as increasing global stockpiles weighed on prices. A portion of the Partnership’s first-quarter gains was offset by losses incurred within the livestock markets during January from spread trades in live cattle and feeder cattle futures, amid choppy price action driven by shifting tariff conditions and an unsettled U.S. cattle supply outlook. In the grains markets, losses were recorded during January from short positions in soybean futures, following reports indicating that U.S. grain planting acreage would decrease in 2026, which pushed prices higher. Additional losses in the grains sector were incurred during March from short positions in corn and soybean futures, as rising shipping costs contributed to higher prices.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase not only the risks involved in commodity trading, but also the possibility of profit. The profitability of the Partnership/Fund depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other factors, changing supply and demand relationships, weather, pandemics, epidemics and other health crises, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership/Fund expect to increase capital through operations.

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Fund’s) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Fund will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Fund, as applicable. Interest income earned for the three months ended March 31, 2026 decreased by $320,752 as compared to the corresponding period in 2025. The decrease in interest income was primarily due to lower interest rates during the three months ended March 31, 2026 as compared to the corresponding period in 2025. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Fund and (3) interest rates over which none of the Partnership, the Fund or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Fund. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2026 decreased by $95,819 as compared to the corresponding period in 2025. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three months ended March 31, 2026 as compared to the corresponding period in 2025.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted Net Assets of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2026 decreased by $47,307 as compared to the corresponding period in 2025. The decrease was due to lower average adjusted net assets during the three months ended March 31, 2026 as compared to the corresponding period in 2025.

Management fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2026 decreased by $62,647 as compared to the corresponding period in 2025. The decrease was due to lower average net assets during the three months ended March 31, 2026 as compared to the corresponding period in 2025.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2026 decreased by $47,045 as compared to the corresponding period in 2025. This decrease was due to lower average net assets during the three months ended March 31, 2026 as compared to the corresponding period in 2025.

Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three months ended March 31, 2026 and 2025 resulted in incentive fees of $0 and $0, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

As of March 31, 2026 and December 31, 2025, the Partnership’s Net Assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2026	March 31, 2026 (percentage of Partners’ Capital)	December 31, 2025	December 31, 2025 (percentage of Partners’ Capital)
Millburn	$38,763,307	40%	$37,676,141	38%
Ospraie	27,195,461	28%	27,902,734	28%
Drakewood	10,788,297	11%	11,883,798	12%
Opus	18,872,821	20%	21,008,977	21%
Unallocated	876,582	1%	1,084,549	1%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Partnership/Fund are speculative commodity pools. The market sensitive instruments held by the Partnership/Fund are acquired for speculative trading purposes, and all or substantially all of the Partnership’s/Fund’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s/Fund’s main line of business.

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements result in frequent changes in the fair value of the Partnership’s/Fund’s open positions and, consequently, in their earnings and cash balances. The Partnership’s/Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s/Fund’s open positions and the liquidity of the markets in which they trade.

The Partnership/Fund rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Fund’s past performance is not necessarily indicative of their future results.

Quantifying the Partnership’s and the Fund’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s/Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership/Fund account for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s/Fund’s open positions is directly reflected in the Partnership’s/Fund’s earnings and cash flow.

The Partnership’s/Fund’s risk exposure in the market sectors traded by the Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either the General Partner or the Advisors in their daily risk management activities.

“Value at Risk” is a measure of the maximum amount which the Partnership/Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Fund’s speculative trading and the recurrence in the markets traded by the Partnership/Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Fund’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Fund’s losses in any market sector will be limited to Value at Risk or by the Partnership’s/Fund’s attempts to manage their market risk.

Exchange margin requirements have been used by the Partnership/Fund as the measure of their Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. Drakewood trades the Partnership’s assets indirectly in the master fund’s managed account established in the name of the master fund over which they have been granted limited authority to make trading decisions. Millburn, Ospraie and Opus directly trade managed accounts in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Fund. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e in the managed accounts in the Partnership’s name traded by certain Advisors) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2026. As of March 31, 2026, the Partnership’s total capitalization was $96,496,468.

March 31, 2026

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$26,717	0.03%
Energy	1,060,802	1.10
Grains	1,427,241	1.48
Livestock	113,905	0.12
Metals	1,178,809	1.22
Softs	744,839	0.77

Total	$4,552,313	4.72%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Fund as of March 31, 2026 and December 31, 2025, and the highest, lowest and average values during the three months ended March 31, 2026 and the twelve months ended December 31, 2025. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2026 and December 31, 2025, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

	March 31, 2026
			Three Months Ended March 31, 2026
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$1,060,802	1.10%	$1,989,352	$504,762	$1,326,325
Grains	1,427,241	1.48	3,200,062	747,357	1,350,679
Livestock	113,905	0.12	406,576	83,050	276,736
Metals	888,035	0.92	1,784,501	776,276	1,195,895
Softs	744,839	0.77	1,078,507	464,830	846,835

Total	$4,234,822	4.39%

*	Average of daily Values at Risk.

	December 31, 2025
			Twelve Months Ended December 31, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$1,704,873	1.71%	$2,785,848	$518,337	$1,523,838
Grains	1,352,861	1.36	5,374,584	767,509	1,777,668
Livestock	336,509	0.34	669,054	50,820	208,939
Metals	837,089	0.84	1,705,887	699,597	1,181,362
Softs	853,563	0.86	2,386,203	458,315	980,614

Total	$5,084,895	5.11%

*	Annual average of daily Values at Risk.

As of March 31, 2026, Drakewood Master’s total capitalization was $33,610,581, and the Partnership owned approximately 32.0% of Drakewood Master. As of March 31, 2026, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood Master for trading) was as follows:

	March 31, 2026
			Three Months Ended March 31, 2026
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$83,490	0.25%	$131,780	$-	$33,229
Metals	908,669	2.70	2,167,787	724,082	1,493,206

Total	$992,159	2.95%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Company is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including the Company. As a consolidated subsidiary of Morgan Stanley, the Company does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2025, 2024, 2023, 2022, and 2021. In addition, the Company annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of the Company’s 2025 Audited Financial Statement.

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the third-party entities that are, or would otherwise be, the primary defendants in such cases are bankrupt, in financial distress, or may not honor applicable indemnification obligations. These actions have included, but are not limited to, antitrust claims, claims under various false claims act statutes, and matters arising from our Markets business, and our activities in the capital markets.

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

Civil Litigation

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, inter alia, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 17, 2025, the court granted final approval of the settlement. The claims brought by the three operators of swap execution facilities remain pending, and on March 12, 2026, defendants filed a motion for summary judgment.

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision. On December 1, 2025, defendants filed a petition for writ of certiorari with the United States Supreme Court regarding the Second Circuit’s August 2025 decision, which the Supreme Court denied on April 20, 2026.

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
.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 other than as disclosed in Note 7, “
Financial Instrument Risks
.” of the Financial Statements.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended March 31, 2026, there were subscriptions of 31.3240 Class A Redeemable Units totaling $80,000. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interest in commodity pools.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	Class D (a) Total Number of Redeemable Units Purchased *	Class D (b) Average Price Paid per Redeemable Unit **	Class Z (a) Total Number of Redeemable Units Purchased *	Class Z (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	1,530.8270	$2,605.91	N/A	N/A	N/A	N/A	N/A	N/A
February 1, 2026 - February 28, 2026	544.1960	$2,620.13	100.0580	$2,077.68	11.1020	$2,201.32	N/A	N/A
March 1, 2026 - March 31, 2026	443.0310	$2,651.51	N/A	N/A	16.7960	$2,229.08	N/A	N/A
	2,518.0540	$2,617.01	100.0580	$2,077.68	27.8980	$2,218.03

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
Item 3.
Defaults Upon Senior Securities
.
None.
Item 4.
Mine Safety Disclosures
.
Not Applicable.
Item 5.
Other Information
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended March 31, 2026, no officers or directors of the General Partner adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended March 31, 2026 by the directors and officers of the General Partner.

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

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 12, 2026

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	May 12, 2026

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.