Form 10-Q
period 2026-06-30
Ceres Tactical Commodity L.P.
filed 2026-08-11
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30
, 2026
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
of the Exchange Act).
Yes _ No
X
As of July 31, 2026, 30,525.2107 Limited Partnership Class A Redeemable Units were outstanding, 0.0000 Limited Partnership Class D Redeemable Units were outstanding and 608.2100 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Commodity L.P.
Statements of Financial Condition

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Investment in the Fund (1) , at fair value	$7,197,004	$11,847,983
Redemptions receivable from the Fund	3,130,316	702,858

Equity in related party trading account:
Unrestricted cash	73,962,218	79,042,378
Restricted cash	5,969,293	5,167,871
Foreign cash (cost $557,421 and $506,181 at June 30, 2026 and December 31, 2025, respectively)	593,956	552,502
Net unrealized appreciation on open futures contracts	-	506,700
Net unrealized appreciation on open forward contracts	-	550,362
Options purchased, at fair value (premiums paid $1,698,348 and $7,705,730 at June 30, 2026 and December 31, 2025, respectively)	1,682,357	6,674,073

Total equity in related party trading account	82,207,824	92,493,886
Interest receivable	255,204	290,608

Total assets	$92,790,348	$105,335,335

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$98,168	$-
Net unrealized depreciation on open forward contracts	433,912	-
Options written, at fair value (premiums received $1,622,562 and $4,026,188 at June 30, 2026 and December 31, 2025, respectively)	1,515,788	3,133,651
Accrued expenses:
Ongoing selling agent fees	55,203	62,242
Management fees	89,426	100,768
General Partner fees	56,525	63,720
Professional fees	246,779	187,798
Redemptions payable to General Partner	209,979	210,000
Redemptions payable to Limited Partners	8,243,052	2,020,957

Total liabilities	10,948,832	5,779,136

Partners’ Capital:
General Partner, Class Z, 407.1010 and 504.1130 Redeemable Units outstanding at June 30, 2026 and December 31, 2025, respectively	881,156	1,080,340
Limited Partners, Class A, 30,992.0817 and 37,963.8037 Redeemable Units outstanding at June 30, 2026 and December 31, 2025, respectively	79,643,916	96,958,704
Limited Partners, Class D, 0.0000 and 100.0580 Redeemable Units outstanding at June 30, 2026 and December 31, 2025, respectively	-	202,639
Limited Partners, Class Z, 608.2100 and 613.3870 Redeemable Units outstanding at June 30, 2026 and December 31, 2025, respectively	1,316,444	1,314,516

Total partners’ capital (net asset value)	81,841,516	99,556,199

Total liabilities and partners’ capital	$92,790,348	$105,335,335

Net asset value per Redeemable Unit:
Class A	$2,569.82	$2,553.98

Class D	$-	$2,025.22

Class Z	$2,164.46	$2,143.05

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
June 30, 2026
(Unaudited)

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Energy	330	$(350,891)	(0.43) %
Grains	555	(102,454)	(0.13)
Livestock	311	(134,810)	(0.16)
Metals	32	(156,984)	(0.19)
Softs	283	75,845	0.09

Total futures contracts purchased		(669,294)	(0.82)

Futures Contracts Sold
Energy	367	167,300	0.20
Grains	1,894	384,198	0.47
Livestock	121	91,482	0.11
Metals	4	30,830	0.04
Softs	274	(102,684)	(0.12)

Total futures contracts sold		571,126	0.70

Net unrealized depreciation on open futures contracts		$(98,168)	(0.12) %

Unrealized Appreciation on Open Forward Contracts
Metals	256	$2,355,575	2.88%

Total unrealized appreciation on open forward contracts		2,355,575	2.88

Unrealized Depreciation on Open Forward Contracts
Metals	319	(2,789,487)	(3.41)

Total unrealized depreciation on open forward contracts		(2,789,487)	(3.41)

Net unrealized depreciation on open forward contracts		$(433,912)	(0.53) %

Options Purchased
Calls
Grains	847	$263,152	0.32%
Livestock	137	83,090	0.10
Metals	20	11,081	0.01
Puts
Grains
SOYBEAN FUT OPTN P @ 1130 NOV 26	668	1,106,375	1.35
Other	176	213,687	0.26
Livestock	2	220	0.00 *
Metals	17	4,416	0.02
Softs	6	336	0.00 *

Total options purchased (premiums paid $1,698,348)		$1,682,357	2.06%

Options Written
Calls
Grains	835	$(375,750)	(0.46) %
Livestock	6	(30)	(0.00) *
Metals	22	(13,808)	(0.02)
Softs	28	(202,024)	(0.25)
Puts
Energy	8	(32,960)	(0.04)
Grains	1,092	(671,424)	(0.81)
Metals	51	(219,792)	(0.27)

Total options written (premiums received $1,622,562)		$(1,515,788)	(1.85) %

		Fair Value	% of Partners Capital
Investment in the Fund
CMF Drakewood Master Fund LLC		$7,197,004	8.79%

Total investment in the Fund		$7,197,004	8.79%

*	Due to rounding.

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

Ceres Tactical Commodity L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Investment Income from Related Party:
Interest income	$698,822	$1,021,339	$1,430,835	$2,055,707
Interest income allocated from the Fund	101,759	87,849	212,742	217,229

Total investment income from related party	800,581	1,109,188	1,643,577	2,272,936

Expenses:
Expenses allocated from the Fund	34,427	56,704	61,217	119,339
Clearing fees related to direct investments	203,496	324,277	466,303	682,903
Ongoing selling agent fees	169,835	220,007	352,034	449,513
Management fees	275,912	334,675	571,178	692,588
General Partner fees	173,831	223,735	360,120	457,069
Professional fees	114,289	124,746	230,345	250,797

Total expenses	971,790	1,284,144	2,041,197	2,652,209

Net investment income (loss)	(171,209)	(174,956)	(397,620)	(379,273)

Trading Results:
Net gains (losses) on trading of commodity interests and investments in the Fund:
Net realized gains (losses) on closed contracts	(2,216,078)	1,169,657	2,425,445	1,356,180
Net realized gains (losses) on closed contracts allocated from the Fund	558,381	(1,222,964)	3,363,369	1,729,888
Net change in unrealized gains (losses) on open contracts	76,278	(1,158,889)	(1,369,025)	679,623
Net change in unrealized gains (losses) on open contracts allocated from the Fund	(1,171,150)	(228,109)	(3,226,148)	(1,076,332)

Total trading results	(2,752,569)	(1,440,305)	1,193,641	2,689,359

Net income (loss)	$(2,923,778)	$(1,615,261)	$796,021	$2,310,086

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Changes in Partners’ Capital
For the Three and Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2024	$120,743,082	45,958.9087	$208,449	100.0580	$2,243,716	1,025.4880	$123,195,247	47,084.4547
Subscriptions - Limited Partners	625,000	232.4390	-	-	25,000	11.4260	650,000	243.8650
Redemptions - Limited Partners	(10,073,153)	(3,770.8880)	-	-	(39,626)	(17.8990)	(10,112,779)	(3,788.7870)
Net income (loss)	2,255,049	-	3,934	-	51,103	-	2,310,086	-

Partners’ Capital, June 30, 2025	$113,549,978	42,420.4597	$212,383	100.0580	$2,280,193	1,019.0150	$116,042,554	43,539.5327

Partners’ Capital, March 31, 2025	$120,330,946	44,373.0017	$215,162	100.0580	$2,346,191	1,036.9140	$122,892,299	45,509.9737
Subscriptions - Limited Partners	375,000	138.2840	-	-	-	-	375,000	138.2840
Redemptions - Limited Partners	(5,569,858)	(2,090.8260)	-	-	(39,626)	(17.8990)	(5,609,484)	(2,108.7250)
Net income (loss)	(1,586,110)	-	(2,779)	-	(26,372)	-	(1,615,261)	-

Partners’ Capital, June 30, 2025	$113,549,978	42,420.4597	$212,383	100.0580	$2,280,193	1,019.0150	$116,042,554	43,539.5327

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2025	$96,958,704	37,963.8037	$202,639	100.0580	$2,394,856	1,117.5000	$99,556,199	39,181.3617
Subscriptions - Limited Partners	260,000	100.0150	-	-	150,000	68.5340	410,000	168.5490
Redemptions - General Partner	-	-	-	-	(209,979)	(97.0120)	(209,979)	(97.0120)
Redemptions - Limited Partners	(18,340,687)	(7,071.7370)	(207,889)	(100.0580)	(162,149)	(73.7110)	(18,710,725)	(7,245.5060)
Net income (loss)	765,899	-	5,250	-	24,872	-	796,021	-

Partners’ Capital, June 30, 2026	$79,643,916	30,992.0817	$-	-	$2,197,600	1,015.3110	$81,841,516	32,007.3927

Partners’ Capital, March 31, 2026	$94,067,661	35,477.0737	$-	-	$2,428,807	1,089.6020	$96,496,468	36,566.6757
Subscriptions - Limited Partners	180,000	68.6910	-	-	150,000	68.5340	330,000	137.2250
Redemptions - General Partner	-	-	-	-	(209,979)	(97.0120)	(209,979)	(97.0120)
Redemptions - Limited Partners	(11,750,925)	(4,553.6830)	-	-	(100,270)	(45.8130)	(11,851,195)	(4,599.4960)
Net income (loss)	(2,852,820)	-	-	-	(70,958)	-	(2,923,778)	-

Partners’ Capital, June 30, 2026	$79,643,916	30,992.0817	$-	-	$2,197,600	1,015.3110	$81,841,516	32,007.3927

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
As of June 30, 2026, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Drakewood Capital Management Limited (“Drakewood”) and Opus Futures, LLC (“Opus”) (each, an “Advisor” and, collectively, the “Advisors”), each of which is, a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Fund. The Advisors are not affiliated with one another, are not affiliated with the General Partner and Morgan Stanley & Co. LLC (“MS&Co.”) and are not responsible for the organization or operation of the Partnership.
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
As of February 28, 2026, the Class D Redeemable Units were fully redeemed.
During the reporting periods ended June 30, 2026 and 2025, the Partnership’s/Fund’s commodity broker was MS&Co., a registered futures commission merchant.

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
The ongoing selling agent fees for the three and six months ended June 30, 2026 for Class A were $169,835 and $351,773, respectively. The ongoing selling agent fees for the three and six months ended June 30, 2025 for Class A were $219,610 and $448,717, respectively. The ongoing selling agent fees for the three and six months ended June 30, 2026 for Class D were $0 and $261, respectively. The ongoing selling agent fees for the three and six months ended June 30, 2025 for Class D were $397 and $796, respectively. Class Z Redeemable Units are not subject to an ongoing selling agent fee.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2026 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2026 and 2025. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
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
The Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended June 30, 2026 and 2025, the Partnership carried no debt and all of the Partnership’s and the Fund’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.
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
Partnership’s Cash
. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2026 and December 31, 2025, the amount of cash held for margin requirements was $5,969,293 and $5,167,871, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $593,956 (cost of $557,421) and $552,502 (cost of $506,181) as of June 30, 2026 and December 31, 2025, respectively.
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
10-K
for the year ended December 31, 2025.

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2026 and 2025 were as follows.

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025			Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Class A	Class Z	Class A	Class D	Class Z	Class A	Class D ****	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(76.76)	$(64.56)	$(31.04)	$(24.61)	$(25.87)	$26.92	$55.82	$22.45	$58.07	$46.04	$48.39
Net investment income (loss)	(4.93)	(0.06)	(4.00)	(3.17)	0.84	(11.08)	(3.36)	(1.04)	(8.50)	(6.72)	1.30

Increase (decrease) for the period	(81.69)	(64.62)	(35.04)	(27.78)	(25.03)	15.84	52.46	21.41	49.57	39.32	49.69
Final Redemption	-	-	-	-	-	-	(2,077.68)	-	-	-	-
Net asset value per Redeemable Unit, beginning of period	2,651.51	2,229.08	2,711.81	2,150.38	2,262.67	2,553.98	2,025.22	2,143.05	2,627.20	2,083.28	2,187.95

Net asset value per Redeemable Unit, end of period	$2,569.82	$2,164.46	$2,676.77	$2,122.60	$2,237.64	$2,569.82	$-	$2,164.46	$2,676.77	$2,122.60	$2,237.64

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025			Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Class A	Class Z	Class A	Class D	Class Z	Class A	Class D ****	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment income (loss) ***	(0.8)%	(0.1)%	(0.6)%	(0.6)%	0.2%	(0.9)%	(1.0)%	(0.1)%	(0.6)%	(0.6)%	0.1%

Operating expenses	4.3%	3.6%	4.4%	4.3%	3.6%	4.4%	4.4%	3.6%	4.5%	4.4%	3.7%
Incentive fees	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%

Total expenses	4.3%	3.6%	4.4%	4.3%	3.6%	4.4%	4.4%	3.6%	4.5%	4.4%	3.7%

Total return:
Total return before incentive fees	(3.1)%	(2.9)%	(1.3)%	(1.3)%	(1.1)%	0.6%	2.6%	1.0%	1.9%	1.9%	2.3%
Incentive fees	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(3.1)%	(2.9)%	(1.3)%	(1.3)%	(1.1)%	0.6%	2.6%	1.0%	1.9%	1.9%	2.3%

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
“Balance Sheet-Offsetting,”
have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Fund are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2026 and 2025 were 3,442 and 5,874, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2026 and 2025 were 3,481 and 6,389. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2026 and 2025 were 862 and 901, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2026 and 2025 were 800 and 881, respectively. The monthly average number of option contracts purchased traded directly by the Partnership during the three months ended June 30, 2026 and 2025 were 1,695 and 2,587, respectively. The monthly average number of option contracts purchased traded directly by the Partnership during the six months ended June 30, 2026 and 2025 were 1,912 and 2,552, respectively. The monthly average number of option contracts written traded directly by the Partnership during the three months ended June 30, 2026 and 2025 were 1,866 and 1,093, respectively. The monthly average number of option contracts written traded directly by the Partnership during the six months ended June 30, 2026 and 2025 were 1,808 and 1,790, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.
All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Fund for indirect trading and are allocated to the Fund’s members, including the Partnership.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2026 and December 31, 2025, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2026				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$1,222,049	$(1,222,049)	$-	$-	$-	$-
Forwards	2,355,575	(2,355,575)	-	-	-	$-

Total assets	$3,577,624	$(3,577,624)	$-	$-	$-	$-

Liabilities
Futures	$(1,320,217)	$1,222,049	$(98,168)	$-	$98,168	$-
Forwards	(2,789,487)	2,355,575	(433,912)	-	433,912	-

Total liabilities	$(4,109,704)	$3,577,624	$(532,080)	$-	$532,080	$-

Net fair value						$-	*

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2025				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,253,532	$(1,746,832)	$506,700	$-	$-	$506,700
Forwards	2,864,559	(2,314,197)	550,362	-	-	550,362

Total assets	$5,118,091	$(4,061,029)	$1,057,062	$-	$-	$1,057,062

Liabilities
Futures	$(1,746,832)	$1,746,832	$-	$-	$-	$-
Forwards	(2,314,197)	2,314,197	-	-	-	-

Total liabilities	$(4,061,029)	$4,061,029	$-	$-	$-	$-

Net fair value						$1,057,062	*

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)
The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of June 30, 2026 and December 31, 2025, respectively.

	June 30, 2026
Assets
Futures Contracts
Energy	$235,005
Grains	653,443
Livestock	187,266
Metals	42,093
Softs	104,242

Total unrealized appreciation on open futures contracts	1,222,049

Liabilities
Futures Contracts
Energy	(418,596)
Grains	(371,699)
Livestock	(230,594)
Metals	(168,247)
Softs	(131,081)

Total unrealized depreciation on open futures contracts	(1,320,217)

Net unrealized depreciation on open futures contracts	$(98,168)	*

Assets
Forward Contracts
Metals	$2,355,575

Total unrealized appreciation on open forward contracts	2,355,575

Liabilities
Forward Contracts
Metals	(2,789,487)

Total unrealized depreciation on open forward contracts	(2,789,487)

Net unrealized depreciation on open forward contracts	$(433,912)	**

Assets
Options Purchased
Grains	$1,583,214
Livestock	83,310
Metals	15,497
Softs	336

Total options purchased	$1,682,357	***

Liabilities
Options Written
Energy	$(32,960)
Grains	(1,047,174)
Livestock	(30)
Metals	(233,600)
Softs	(202,024)

Total options written	$(1,515,788)	****

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)
The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2026 and 2025, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2026		2025		2026		2025
Currencies	$1,656		$36,899		$(10,829)		$69,047
Energy	(486,069)		(1,200,143)		899,838		(138,478)
Grains	615,850		135,132		696,208		594,266
Livestock	(1,340,432)		100,201		(2,605,848)		(450,486)
Metals	(506,451)		714,051		1,774,185		2,279,868
Softs	(424,354)		224,628		302,866		(318,414)

Total	$(2,139,800)	*****	$10,768	*****	$1,056,420	*****	$2,035,803	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Fund consider prices for exchange-traded commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2026 and December 31, 2025 and for the periods ended June 30, 2026 and 2025, the Partnership and the Fund did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

June 30, 2026	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,222,049	$1,222,049	$-	$-
Forwards	2,355,575	-	2,355,575	-
Options purchased	1,682,357	1,682,357	-	-

Total assets	$5,259,981	$2,904,406	$2,355,575	$-

Liabilities
Futures	$1,320,217	$1,320,217	$-	$-
Forwards	2,789,487	-	2,789,487	-
Options written	1,515,788	1,515,788	-	-

Total liabilities	$5,625,492	$2,836,005	$2,789,487	$-

December 31, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,253,532	$2,253,532	$-	$-
Forwards	2,864,559	-	2,864,559	-
Options purchased	6,674,073	6,674,073	-	-

Total assets	$11,792,164	$8,927,605	$2,864,559	$-

Liabilities
Futures	$1,746,832	$1,746,832	$-	$-
Forwards	2,314,197	-	2,314,197	-
Options written	3,133,651	3,133,651	-	-

Total liabilities	$7,194,680	$4,880,483	$2,314,197	$-

The Investment in the Fund measured using the net asset value practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of June 30, 2026 and December 31, 2025, respectively.

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
The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2026.
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
At June 30, 2026, the Partnership owned approximately 24.9% of Drakewood
Master
. At December 31, 2025, the Partnership owned approximately 35.0% of Drakewood Master. It is the Partnership’s intention to continue to invest in Drakewood Master. The performance of the Partnership is directly affected by the performance of the Fund. Expenses to investors as a result of the investment in the Fund are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Fund is shown in the following tables:

	June 30, 2026
	Total Assets	Total Liabilities	Total Capital
Drakewood Master	$44,934,271	$16,024,753	$28,909,518

	December 31, 2025
	Total Assets	Total Liabilities	Total Capital
Drakewood Master	$40,290,634	$6,443,067	$33,847,567

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Fund is shown in the following tables:
	For the three months ended June 30, 2026
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drakewood Master	$211,121	$(1,939,071)	$(1,727,950)

	For the six months ended June 30, 2026
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drakewood Master	$466,210	$213,557	$679,767

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
and the Partnership’s
pro-rata
share of the results of operations
of
the Fund is shown in the following tables:

	June 30, 2026		For the three months ended June 30, 2026

	% of Partners’ Capital			Expenses		Net Income (Loss)
Fund		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Drakewood Master	8.79%	$7,197,004	$(511,010)	$28,484	$5,943	$(545,437)	Commodity Portfolio	Monthly

		$7,197,004	$(511,010)	$28,484	$5,943	$(545,437)

	June 30, 2026		For the six months ended June 30, 2026

	% of Partners’ Capital			Expenses		Net Income (Loss)
Fund		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Drakewood Master	8.79%	$7,197,004	$349,963	$48,970	$12,247	$288,746	Commodity Portfolio	Monthly

		$7,197,004	$349,963	$48,970	$12,247	$288,746

	December 31, 2025		For the three months ended June 30, 2025

	% of Partners’ Capital			Expenses		Net Income (Loss)
Fund		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Drakewood Master	11.90%	$11,847,983	$(1,363,224)	$49,458	$7,246	$(1,419,928)	Commodity Portfolio	Monthly

		$11,847,983	$(1,363,224)	$49,458	$7,246	$(1,419,928)

	December 31, 2025		For the six months ended June 30, 2025

	% of Partners’ Capital			Expenses		Net Income (Loss)
Fund		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Drakewood Master	11.90%	$11,847,983	$870,785	$104,502	$14,837	$751,446	Commodity Portfolio	Monthly

		$11,847,983	$870,785	$104,502	$14,837	$751,446

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

7.	Financial Instrument Risks:
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Fund, (ii) redemptions receivable from the Fund, (iii) equity in related party trading account, consisting of unrestricted cash, restricted cash, foreign cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2026.

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

For the six months ended June 30, 2026, Partnership capital decreased 17.8% from $99,556,199 to $81,841,516. This decrease was attributable to redemptions of 7,071.7370 Class A limited partner Redeemable Units totaling $18,340,687, redemptions of 100.0580 Class D limited partner Redeemable Units totaling $207,889, redemptions of 73.7110 Class Z limited partner Redeemable Units totaling $162,149 and redemptions of 97.0120 Class Z general partner Redeemable Units totaling $209,979 which was partially offset by subscriptions of 100.0150 Class A limited partner Redeemable Units totaling $260,000 and subscriptions of 68.5340 Class Z limited partner Redeemable Units totaling $150,000 and net income of $796,021. Future redemptions can impact the amount of funds available for direct investments and investment in the Fund in subsequent periods.

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

The Partnership records all investments at fair value in their financial statements, with changes in fair value reported as a component of trading results or net realized gains (losses) on closed contracts and net change in unrealized gains (losses) on open contracts in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s second quarter of 2026, the net asset value per Redeemable Unit for Class A decreased 3.1% from $2,651.51 to $2,569.82 as compared to a decrease of 1.3% in the second quarter of 2025. During the Partnership’s second quarter of 2026, the net asset value per Redeemable Unit for Class Z decreased 2.9% from $2,229.08 to $2,164.46 as compared to a decrease of 1.1% in the second quarter of 2025. The Partnership experienced a net trading loss before fees and expenses during the second quarter of 2026 of $2,752,569. Losses were primarily attributable to the Partnership’s/Fund’s trading of commodity futures in energy, livestock, metals and softs and were partially offset by gains in currencies and grains. The Partnership experienced a net trading loss before fees and expenses during the second quarter of 2025 of $1,440,305. Losses were primarily attributable to the Partnership’s/Fund’s trading of commodity futures in currencies, energy, grains and metals and were partially offset by gains in livestock and softs.

During the second quarter, the Partnership’s largest losses were incurred in the livestock sector during April and June from short positions in live cattle futures, as prices advanced amid tight beef production and tightening supplies in the U.S. and South America. In the metals sector, losses were recorded in June from long positions in aluminum, copper, and nickel futures, as prices moved lower amid uncertainty surrounding Chinese demand for industrial metals. In the energy sector, losses were recorded during May and June from long positions in crude oil futures. Smaller energy losses were incurred in June from positions in natural gas futures. In the soft commodities, losses were incurred in June from short positions in cocoa and coffee futures, as prices moved higher on signs of weak crop production in key global growing regions. Partially offsetting the Partnership’s second-quarter losses were gains in the grains sector during June from short positions in corn, soybean, and wheat futures, as prices declined on reports of favorable growing conditions.

During the Partnership’s six months ended June 30, 2026, the net asset value per Redeemable Unit for Class A increased 0.6% from $2,553.98 to $2,569.82 as compared to an increase of 1.9% during the six months ended June 30, 2025. During the Partnership’s six months ended June 30, 2026, the net asset value per Redeemable Unit for Class Z increased 1.0% from $2,143.05 to $2,164.46 as compared to an increase of 2.3% during the six months ended June 30, 2025. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2026 of $1,193,641. Gains were primarily attributable to the Partnership’s/Fund’s trading of commodity futures in currencies, energy, grains, metals and softs and were partially offset by losses in livestock. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2025 of $2,689,359. Gains were primarily attributable to the Partnership’s/Fund’s trading of commodity futures in grains and metals and were partially offset by losses in currencies, energy, livestock and softs.

During the first six months of the year, the Partnership’s most meaningful gains were recorded in the metals sector in January from long positions in gold and silver futures, as prices rallied to record highs amid continued investor demand for precious metals. Gains from short positions in gold and silver were also recorded in March, as a stronger U.S. dollar and rising yields pressured precious metals prices lower. In the energy sector, gains were generated in January from long futures positions in crude oil and its refined products, as supply concerns, geopolitical tensions, and strong demand drove prices higher. Additional gains were generated in the grain sector in June from short positions in corn, soybean, and wheat futures, as favorable growing conditions outweighed export demand for U.S. and South American grain products and pressured prices lower. In soft commodities, gains were recorded in January from short positions in cocoa futures, as favorable weather conditions in key West African growing regions led to lower prices. Further gains were recorded in February from short positions in coffee futures, as increasing global stockpiles weighed on prices. Partially offsetting the Partnership’s trading gains for the first six months of that year were losses incurred in the livestock sector during January from spread trades in live cattle and feeder cattle futures, amid volatile action driven by changing tariff conditions and an uncertain U.S. cattle supply outlook. Additional losses were recorded in April and June from short positions in live cattle futures, as prices advanced amid tight beef production and tightening supplies in the U.S. and South America.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Fund’s) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Fund will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Fund, as applicable. Interest income earned for the three and six months ended June 30, 2026 decreased by $308,607 and $629,359, respectively, as compared to the corresponding periods in 2025. The decrease in interest income was primarily due to lower interest rates and lower average daily equity during the three and six months ended June 30, 2026 as compared to the corresponding periods in 2025. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Fund and (3) interest rates over which none of the Partnership, the Fund or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Fund. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2026 decreased by $120,781 and $216,600, respectively, as compared to the corresponding periods in 2025. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and six months ended June 30, 2026 as compared to the corresponding periods in 2025.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted Net Assets of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2026 decreased by $50,172 and $97,479, respectively, as compared to the corresponding periods in 2025. The decrease was due to lower average adjusted net assets during the three and six months ended June 30, 2026 as compared to the corresponding periods in 2025.

Management fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2026 decreased by $58,763 and $121,410, respectively, as compared to the corresponding periods in 2025. The decrease was due to lower average net assets during the three and six months ended June 30, 2026 as compared to the corresponding periods in 2025.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2026 decreased by $49,904 and $96,949, respectively, as compared to the corresponding periods in 2025. This decrease was due to lower average net assets during the three and six months ended June 30, 2026 as compared to the corresponding periods in 2025.

Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three and six months ended June 30, 2026 resulted in incentive fees of $0 and $0, respectively. Trading performance for the three and six months ended June 30, 2025 resulted in incentive fees of $0 and $0, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

As of June 30, 2026 and March 31, 2026, the Partnership’s Net Assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2026	June 30, 2026 (percentage of Partners’ Capital)	March 31, 2026	March 31, 2026 (percentage of Partners’ Capital)
Millburn	$35,223,383	43%	$38,763,307	40%
Ospraie	23,648,097	29%	27,195,461	28%
Drakewood	7,229,873	9%	10,788,297	11%
Opus	15,068,637	18%	18,872,821	20%
Unallocated	671,526	1%	876,582	1%

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2026. As of June 30, 2026, the Partnership’s total capitalization was $81,841,516.

June 30, 2026

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$3,643	-%
Energy	1,033,833	1.27
Grains	2,217,956	2.71
Livestock	392,842	0.48
Metals	2,480,505	3.03
Softs	817,959	1.00

Total	$6,946,738	8.49%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Fund as of June 30, 2026 and December 31, 2025, and the highest, lowest and average values during the three months ended June 30, 2026 and the twelve months ended December 31, 2025. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2026 and December 31, 2025, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

	June 30, 2026
			Three Months Ended June 30, 2026
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$1,033,833	1.26%	$1,248,500	$414,283	$780,498
Grains	2,217,956	2.71	2,652,891	815,688	1,785,457
Livestock	392,842	0.48	771,128	58,322	348,191
Metals	1,587,338	1.94	1,587,338	599,568	981,299
Softs	817,959	1.00	817,959	175,790	462,855

Total	$6,049,928	7.39%

*	Average of daily Values at Risk.

	December 31, 2025
			Twelve Months Ended December 31, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$1,704,873	1.71%	$2,785,848	$518,337	$1,523,838
Grains	1,352,861	1.36	5,374,584	767,509	1,777,668
Livestock	336,509	0.34	669,054	50,820	208,939
Metals	837,089	0.84	1,705,887	699,597	1,181,362
Softs	853,563	0.86	2,386,203	458,315	980,614

Total	$5,084,895	5.11%

*	Annual average of daily Values at Risk.

As of June 30, 2026, Drakewood Master’s total capitalization was $28,909,518, and the Partnership owned approximately 24.9% of Drakewood Master. As of June 30, 2026, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood Master for trading) was as follows:

	June 30, 2026
			Three Months Ended June 30, 2026
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$14,630	0.05%	$104,364	$14,630	$66,440
Metals	3,587,015	12.41	4,004,299	720,044	1,840,206

Total	$3,601,645	12.46%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision. On December 1, 2025, defendants filed a petition for writ of certiorari with the United States Supreme Court regarding the Second Circuit’s August 2025 decision, which the Supreme Court denied on April 20, 2026. On July 13, 2026, defendants filed a motion for summary judgment.

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

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, the Company, as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of the Company. The Company may establish reserves from time to time in connection with such actions.

Item 1A.
Risk Factors
.
There have been no material changes to the risk factors set forth under Part I, Item 1A. “
Risk Factors.
” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2025 other than as disclosed in Note 7, “
Financial Instrument Risks
.” of the Financial Statements and under Part II, Item 1A. “
Risk Factors
” in the Partnership’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2026.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended June 30, 2026, there were subscriptions of 68.6910 Class A Redeemable Units totaling $180,000 and subscriptions of 68.5340 Class Z Redeemable Units totaling $150,000. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interest in commodity pools.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	Class Z (a) Total Number of Redeemable Units Purchased *	Class Z (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	1,039.2760	$2,601.82	45.8130	$2,188.68	N/A	N/A
May 1, 2026 - May 31, 2026	306.7690	$2,620.42	N/A	N/A	N/A	N/A
June 1, 2026 - June 30, 2026	3,207.6380	$2,569.82	N/A	N/A	N/A	N/A
	4,553.6830	$2,580.53	45.8130	$2,188.68

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
Item 3.
Defaults Upon Senior Securities
.
None.
Item 4.
Mine Safety Disclosures
.
Not Applicable.
Item 5.
Other Information
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended June 30, 2026, no officers or directors of the General Partner adopted, modified or terminated a
“Rule 10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2026 by the directors and officers of the General Partner.

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

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 11, 2026

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	August 11, 2026

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.