Form 10-Q
period 2026-09-30
Ceres Tactical Commodity L.P.
filed 2026-11-10
CIK 1325676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
12b-2
of the Exchange Act.

Large accelerated filer __	Accelerated filer __	Non-accelerated filer X
Smaller reporting company __	Emerging growth company __
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. _
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).
Yes
_
 No
X

As of October 31, 2026, 29,093.7007 Limited Partnership Class A Redeemable Units were outstanding, 0.0000 Limited Partnership Class D Redeemable Units were outstanding and 608.2100 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Commodity L.P.
Statements of Financial Condition

	September 30, 2026 (Unaudited)	December 31, 2025
Assets:
Investment in the Fund (1) , at fair value	$5,551,696	$11,847,983
Redemptions receivable from the Fund	462,485	702,858

Equity in related party trading account:
Unrestricted cash	62,690,779	79,042,378
Restricted cash	3,978,262	5,167,871
Foreign cash (cost $456,384 and $506,181 at September 30, 2026 and December 31, 2025, respectively)	492,743	552,502
Net unrealized appreciation on open futures contracts	1,539,459	506,700
Net unrealized appreciation on open forward contracts	-	550,362
Options purchased, at fair value (premiums paid $3,679,689 and $7,705,730 at September 30, 2026 and December 31, 2025, respectively)	2,087,374	6,674,073

Total equity in related party trading account	70,788,617	92,493,886
Interest receivable	225,694	290,608

Total assets	$77,028,492	$105,335,335

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$96,231	$-
Options written, at fair value (premiums received $1,298,185 and $4,026,188 at September 30, 2026 and December 31, 2025, respectively)	1,072,421	3,133,651
Accrued expenses:
Ongoing selling agent fees	46,098	62,242
Management fees	74,719	100,768
General Partner fees	47,193	63,720
Professional fees	304,804	187,798
Redemptions payable to General Partner	-	210,000
Redemptions payable to Limited Partners	1,323,051	2,020,957

Total liabilities	2,964,517	5,779,136

Partners’ Capital:
General Partner, Class Z, 407.1010 and 504.1130 Redeemable Units outstanding at September 30, 2026 and December 31, 2025, respectively	838,672	1,080,340
Limited Partners, Class A, 29,481.0127 and 37,963.8037 Redeemable Units outstanding at September 30, 2026 and December 31, 2025, respectively	71,972,325	96,958,704
Limited Partners, Class D, 0.0000 and 100.0580 Redeemable Units outstanding at September 30, 2026 and December 31, 2025, respectively	-	202,639
Limited Partners, Class Z, 608.2100 and 613.3870 Redeemable Units outstanding at September 30, 2026 and December 31, 2025, respectively	1,252,978	1,314,516

Total partners’ capital (net asset value)	74,063,975	99,556,199

Total liabilities and partners’ capital	$77,028,492	$105,335,335

Net asset value per Redeemable Unit:
Class A	$2,441.31	$2,553.98

Class D	$-	$2,025.22

Class Z	$2,060.11	$2,143.05

(1)	Defined in Note 1.
See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Condensed Schedule of Investments
September 30, 2026
(Unaudited)

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Energy	232	$(23,866)	(0.03) %
Grains
SOYBEAN FUTURE JAN27	110	774,925	1.05
Other	695	(789,014)	(1.07)
Livestock	176	(46,979)	(0.06)
Metals	74	(110,083)	(0.15)
Softs	161	(189,916)	(0.26)

Total futures contracts purchased		(384,933)	(0.52)

Futures Contracts Sold
Energy	182	(24,497)	(0.03)
Grains
CORN FUTURE MAR27	596	956,650	1.28
Other	557	486,575	0.66
Livestock	45	30,994	0.04
Metals	69	18,928	0.03
Softs	249	455,742	0.62

Total futures contracts sold		1,924,392	2.60

Net unrealized appreciation on open futures contracts		$1,539,459	2.08%

Unrealized Appreciation on Open Forward Contracts
Metals
LME COPPER FUTURE_16 DEC26	48	$1,230,824	1.66%
Other	209	648,464	0.88

Total unrealized appreciation on open forward contracts		1,879,288	2.54

Unrealized Depreciation on Open Forward Contracts
Metals
LME COPPER FUTURE_16 DEC26	70	(1,362,250)	(1.84)
Other	218	(613,269)	(0.83)

Total unrealized depreciation on open forward contracts		(1,975,519)	(2.67)

Net unrealized depreciation on open forward contracts		$(96,231)	(0.13) %

Options Purchased
Calls
Grains	5	$585	0.01%
Livestock	67	24,040	0.03
Puts
Grains	1,638	1,370,294	1.85
Livestock	438	640,575	0.86
Softs	15	51,880	0.07

Total options purchased (premiums paid $3,679,689)		$2,087,374	2.82%

Options Written
Calls
Grains	19	$(36,453)	(0.05) %
Metals	8	(28,461)	(0.04)
Softs	50	(139,893)	(0.19)
Puts
Energy	3	(3,000)	(0.00) *
Grains	901	(429,619)	(0.58)
Livestock	307	(253,300)	(0.34)
Metals	24	(159,586)	(0.22)
Softs	42	(22,109)	(0.03)

Total options written (premiums received $1,298,185)		$(1,072,421)	(1.45) %

		Fair Value	% of Partners Capital
Investment in the Fund
CMF Drakewood Master Fund LLC		$5,551,696	7.50%

Total investment in the Fund		$5,551,696	7.50%

*	Due to rounding.
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

Ceres Tactical Commodity L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income from Related Party:
Interest income	$636,527	$1,011,000	$2,067,362	$3,066,707
Interest income allocated from the Fund	72,569	92,303	285,311	309,532

Total investment income from related party	709,096	1,103,303	2,352,673	3,376,239

Expenses:
Expenses allocated from the Fund	29,056	66,076	90,273	185,415
Clearing fees related to direct investments	231,872	353,481	698,175	1,036,384
Ongoing selling agent fees	141,255	209,990	493,289	659,503
Management fees	228,987	329,429	800,165	1,022,017
General Partner fees	144,582	213,627	504,702	670,696
Professional fees	108,212	122,672	338,557	373,469

Total expenses	883,964	1,295,275	2,925,161	3,947,484

Net investment income (loss)	(174,868)	(191,972)	(572,488)	(571,245)

Trading Results:
Net gains (losses) on trading of commodity interests and investments in the Fund:
Net realized gains (losses) on closed contracts	(3,880,836)	(2,430,117)	(1,455,391)	(1,073,937)
Net realized gains (losses) on closed contracts allocated from the Fund	(648,895)	(1,324,248)	2,714,474	405,640
Net change in unrealized gains (losses) on open contracts	517,798	1,095,391	(851,227)	1,775,014
Net change in unrealized gains (losses) on open contracts allocated from the Fund	115,607	627,502	(3,110,541)	(448,830)

Total trading results	(3,896,326)	(2,031,472)	(2,702,685)	657,887

Net income (loss)	$(4,071,194)	$(2,223,444)	$(3,275,173)	$86,642

See accompanying notes to financial statements.

Ceres Tactical Commodity L.P.
Statements of Changes in Partners’ Capital
For the Three and Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2024	$120,743,082	45,958.9087	$208,449	100.0580	$2,243,716	1,025.4880	$123,195,247	47,084.4547
Subscriptions - Limited Partners	1,756,141	656.4670	-	-	25,000	11.4260	1,781,141	667.8930
Redemptions - Limited Partners	(15,634,822)	(5,883.2940)	-	-	(39,626)	(17.8990)	(15,674,448)	(5,901.1930)
Net income (loss)	75,193	-	(140)	-	11,589	-	86,642	-

Partners’ Capital, September 30, 2025	$106,939,594	40,732.0817	$208,309	100.0580	$2,240,679	1,019.0150	$109,388,582	41,851.1547

Partners’ Capital, June 30, 2025	$113,549,978	42,420.4597	$212,383	100.0580	$2,280,193	1,019.0150	$116,042,554	43,539.5327
Subscriptions - Limited Partners	1,131,141	424.0280	-	-	-	-	1,131,141	424.0280
Redemptions - Limited Partners	(5,561,669)	(2,112.4060)	-	-	-	-	(5,561,669)	(2,112.4060)
Net income (loss)	(2,179,856)	-	(4,074)	-	(39,514)	-	(2,223,444)	-

Partners’ Capital, September 30, 2025	$106,939,594	40,732.0817	$208,309	100.0580	$2,240,679	1,019.0150	$109,388,582	41,851.1547

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2025	$96,958,704	37,963.8037	$202,639	100.0580	$2,394,856	1,117.5000	$99,556,199	39,181.3617
Subscriptions - Limited Partners	260,000	100.0150	-	-	150,000	68.5340	410,000	168.5490
Redemptions - General Partner	-	-	-	-	(209,979)	(97.0120)	(209,979)	(97.0120)
Redemptions - Limited Partners	(22,047,034)	(8,582.8060)	(207,889)	(100.0580)	(162,149)	(73.7110)	(22,417,072)	(8,756.5750)
Net income (loss)	(3,199,345)	-	5,250	-	(81,078)	-	(3,275,173)	-

Partners’ Capital, September 30, 2026	$71,972,325	29,481.0127	$-	-	$2,091,650	1,015.3110	$74,063,975	30,496.3237

Partners’ Capital, June 30, 2026	$79,643,916	30,992.0817	$-	-	$2,197,600	1,015.3110	$81,841,516	32,007.3927
Redemptions - Limited Partners	(3,706,347)	(1,511.0690)	-	-	-	-	(3,706,347)	(1,511.0690)
Net income (loss)	(3,965,244)	-	-	-	(105,950)	-	(4,071,194)	-

Partners’ Capital, September 30, 2026	$71,972,325	29,481.0127	$-	-	$2,091,650	1,015.3110	$74,063,975	30,496.3237

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
As of September 30, 2026, all trading decisions are made for the Partnership by Millburn Ridgefield Corporation (“Millburn”), Ospraie Management, LLC (“Ospraie”), Drakewood Capital Management Limited (“Drakewood”) and Opus Futures, LLC (“Opus”) (each, an “Advisor” and, collectively, the “Advisors”), each of which is, a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly through its investment in the Fund. The Advisors are not affiliated with one another, are not affiliated with the General Partner and Morgan Stanley & Co. LLC (“MS&Co.”) and are not responsible for the organization or operation of the Partnership.
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
As of February 28, 2026, the Class D Redeemable Units were fully redeemed.
During the reporting periods ended September 30, 2026 and 2025, the Partnership’s/Fund’s commodity broker was MS&Co., a registered futures commission merchant.

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
The ongoing selling agent fees for the three and nine months ended September 30, 2026 for Class A were $141,255 and $493,028, respectively. The ongoing selling agent fees for the three and nine months ended September 30, 2025 for Class A were $209,596 and $658,313, respectively. The ongoing selling agent fees for the three and nine months ended September 30, 2026 for Class D were $0 and $261, respectively. The ongoing selling agent fees for the three and nine months ended September 30, 2025 for Class D were $394 and $1,190, respectively. Class Z Redeemable Units are not subject to an ongoing selling agent fee.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2026 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2026 and 2025. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2025. The December 31, 2025 information has been derived from the audited financial statements as of and for the year ended December 31, 2025.
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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended September 30, 2026 and 2025, the Partnership carried no debt and all of the Partnership’s and the Fund’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.
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
Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2026 and December 31, 2025, the amount of cash held for margin requirements was $3,978,262 and $5,167,871, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $492,743 (cost of $456,384) and $552,502 (cost of $506,181) as of September 30, 2026 and December 31, 2025, respectively.
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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

Segment Reporting. The Partnership operates as a single reportable segment, as the Chief Operating Decision Maker (CODM) monitors the operating results of the Partnership as a whole against its investment objective, which is included in Note 1. The Partnership’s President acts as the Partnership’s CODM and is responsible for assessing the performance of the Partnership’s single segment and deciding how to allocate the segment’s resources. To perform this function, the CODM reviews the total trading results as reflected in the accompanying Statements of Income and Expenses and total return as reflected in the financial highlights as included in the notes to the Partnership’s Financial Statements. Additionally, segment assets are presented in the accompanying Statements of Financial Condition and significant segment expenses are reported in the accompanying Statements of Income and Expenses.
There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2026 and 2025 were as follows.

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025			Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Class A	Class Z	Class A	Class D	Class Z	Class A	Class D ****	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(122.81)	$(103.46)	$(46.78)	$(37.10)	$(39.12)	$(95.90)	$55.82	$(81.04)	$11.27	$8.93	$9.27
Net investment income (loss)	(5.70)	(0.89)	(4.55)	(3.61)	0.35	(16.77)	(3.36)	(1.90)	(13.03)	(10.32)	1.65

Increase (decrease) for the period	(128.51)	(104.35)	(51.33)	(40.71)	(38.77)	(112.67)	52.46	(82.94)	(1.76)	(1.39)	10.92
Final Redemption	-	-	-	-	-	-	(2,077.68)	-	-	-	-
Net asset value per Redeemable Unit, beginning of period	2,569.82	2,164.46	2,676.77	2,122.60	2,237.64	2,553.98	2,025.22	2,143.05	2,627.20	2,083.28	2,187.95

Net asset value per Redeemable Unit, end of period	$2,441.31	$2,060.11	$2,625.44	$2,081.89	$2,198.87	$2,441.31	$-	$2,060.11	$2,625.44	$2,081.89	$2,198.87

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025			Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Class A	Class Z	Class A	Class D	Class Z	Class A	Class D ****	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment income (loss) ***	(0.9)%	(0.2)%	(0.7)%	(0.7)%	0.1%	(0.9)%	(1.0)%	(0.1)%	(0.7)%	(0.7)%	0.1%

Operating expenses	4.6%	3.8%	4.6%	4.5%	3.8%	4.4%	4.4%	3.7%	4.5%	4.5%	3.7%
Incentive fees	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%

Total expenses	4.6%	3.8%	4.6%	4.5%	3.8%	4.4%	4.4%	3.7%	4.5%	4.5%	3.7%

Total return:
Total return before incentive fees	(5.0)%	(4.8)%	(1.9)%	(1.9)%	(1.7)%	(4.4)%	2.6%	(3.9)%	(0.1)%	(0.1)%	0.5%
Incentive fees	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(5.0)%	(4.8)%	(1.9)%	(1.9)%	(1.7)%	(4.4)%	2.6%	(3.9)%	(0.1)%	(0.1)%	0.5%

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
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Fund are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2026 and 2025 were 2,815 and 5,269, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2026 and 2025 were 3,259 and 6,016. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2026 and 2025 were 818 and 848, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2026 and 2025 were 806 and 870, respectively. The monthly average number of option contracts purchased traded directly by the Partnership during the three months ended September 30, 2026 and 2025 were 2,591 and 2,835, respectively. The monthly average number of option contracts purchased traded directly by the Partnership during the nine months ended September 30, 2026 and 2025 were 2,138 and 2,599, respectively. The monthly average number of option contracts written traded directly by the Partnership during the three months ended September 30, 2026 and 2025 were 1,796 and 2,075, respectively. The monthly average number of option contracts written traded directly by the Partnership during the nine months ended September 30, 2026 and 2025 were 1,804 and 2,059, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.
All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Fund for indirect trading and are allocated to the Fund’s members, including the Partnership.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2026 and December 31, 2025, respectively.

September 30, 2026	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$3,347,494	$(1,808,035)	$1,539,459	$-	$-	$1,539,459
Forwards	1,879,288	(1,879,288)	-	-	-	-

Total assets	$5,226,782	$(3,687,323)	$1,539,459	$-	$-	$1,539,459

Liabilities
Futures	$(1,808,035)	$1,808,035	$-	$-	$-	$-
Forwards	(1,975,519)	1,879,288	(96,231)	-	96,231	-

Total liabilities	$(3,783,554)	$3,687,323	$(96,231)	$-	$96,231	$-

Net fair value						$1,539,459	*

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

December 31, 2025	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$2,253,532	$(1,746,832)	$506,700	$-	$-	$506,700
Forwards	2,864,559	(2,314,197)	550,362	-	-	550,362

Total assets	$5,118,091	$(4,061,029)	$1,057,062	$-	$-	$1,057,062

Liabilities
Futures	$(1,746,832)	$1,746,832	$-	$-	$-	$-
Forwards	(2,314,197)	2,314,197	-	-	-	-

Total liabilities	$(4,061,029)	$4,061,029	$-	$-	$-	$-

Net fair value						$1,057,062	*

*
In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterpa rty
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

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2026 and December 31, 2025, respectively.

	September 30, 2026
Assets
Futures Contracts
Energy	$331,573
Grains	2,246,280
Livestock	44,764
Metals	144,930
Softs	579,947

Total unrealized appreciation on open futures contracts	3,347,494

Liabilities
Futures Contracts
Energy	(379,936)
Grains	(817,144)
Livestock	(60,749)
Metals	(236,085)
Softs	(314,121)

Total unrealized depreciation on open futures contracts	(1,808,035)

Net unrealized appreciation on open futures contracts	$1,539,459	*

Assets
Forward Contracts
Metals	$1,879,288

Total unrealized appreciation on open forward contracts	1,879,288

Liabilities
Forward Contracts
Metals	(1,975,519)

Total unrealized depreciation on open forward contracts	(1,975,519)

Net unrealized depreciation on open forward contracts	$(96,231)	**

Assets
Options Purchased
Grains	$1,370,879
Livestock	664,615
Softs	51,880

Total options purchased	$2,087,374	***

Liabilities
Options Written
Energy	$(3,000)
Grains	(466,072)
Livestock	(253,300)
Metals	(188,047)
Softs	(162,002)

Total options written	$(1,072,421)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

	December 31, 2025
Assets
Futures Contracts
Energy	$1,009,142
Grains	509,437
Livestock	37,022
Metals	355,281
Softs	342,650

Total unrealized appreciation on open futures contracts	2,253,532

Liabilities
Futures Contracts
Energy	(858,303)
Grains	(327,036)
Livestock	(14,540)
Metals	(313,318)
Softs	(233,635)

Total unrealized depreciation on open futures contracts	(1,746,832)

Net unrealized appreciation on open futures contracts	$506,700	*

Assets
Forward Contracts
Metals	$2,864,559

Total unrealized appreciation on open forward contracts	2,864,559

Liabilities
Forward Contracts
Metals	(2,314,197)

Total unrealized depreciation on open forward contracts	(2,314,197)

Net unrealized appreciation on open forward contracts	$550,362	**

Assets
Options Purchased
Grains	$3,142,898
Livestock	2,998,800
Metals	455,894
Softs	76,481

Total options purchased	$6,674,073	***

Liabilities
Options Written
Energy	$(179,580)
Grains	(1,123,233)
Livestock	(1,300,628)
Metals	(474,185)
Softs	(56,025)

Total options written	$(3,133,651)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the St atem ents of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2026 and 2025, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2026		2025		2026		2025
Currencies	$(1,629)		$(8,088)		$(12,458)		$60,959
Energy	911,204		(366,484)		1,811,042		(504,962)
Grains	(3,710,138)		294,081		(3,013,930)		888,347
Livestock	(659,735)		1,328		(3,265,583)		(449,158)
Metals	(239,778)		(1,027,862)		1,534,407		1,252,006
Softs	337,038		(227,701)		639,904		(546,115)

Total	$(3,363,038)	*****	$(1,334,726)	*****	$(2,306,618)	*****	$701,077	*****

*****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Fund consider prices for exchange-traded commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2026 and December 31, 2025 and for the periods ended September 30, 2026 and 2025, the Partnership and the Fund did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

September 30, 2026	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,347,494	$3,347,494	$-	$-
Forwards	1,879,288	-	1,879,288	-
Options purchased	2,087,374	2,087,374	-	-

Total assets	$7,314,156	$5,434,868	$1,879,288	$-

Liabilities
Futures	$1,808,035	$1,808,035	$-	$-
Forwards	1,975,519	-	1,975,519	-
Options written	1,072,421	1,072,421	-	-

Total liabilities	$4,855,975	$2,880,456	$1,975,519	$-

December 31, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,253,532	$2,253,532	$-	$-
Forwards	2,864,559	-	2,864,559	-
Options purchased	6,674,073	6,674,073	-	-

Total assets	$11,792,164	$8,927,605	$2,864,559	$-

Liabilities
Futures	$1,746,832	$1,746,832	$-	$-
Forwards	2,314,197	-	2,314,197	-
Options written	3,133,651	3,133,651	-	-

Total liabilities	$7,194,680	$4,880,483	$2,314,197	$-

The Investment in the Fund measured using the net asset value practical expedient is not required to be included in th
e fair value hierarchy. Please refer to the Condensed Schedules of Investments as of September 30, 2026 and December 31, 2025, respectively.

6.	Investment in the Fund:
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
The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2026.
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
At September 30, 2026, the Partnership owned approximately 23.6% of Drakewood Master. At December 31, 2025, the Partnership owned approximately 35.0% of Drakewood Master. It is the Partnership’s intention to continue to invest in Drakewood Master. The performance of the Partnership is directly affected by the performance of the Fund. Expenses to investors as a result of the investment in the Fund are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Fund is shown in the following tables:

	September 30, 2026
	Total Assets	Total Liabilities	Total Capital
Drakewood Master	$36,561,052	$13,055,431	$23,505,621

	December 31, 2025
	Total Assets	Total Liabilities	Total Capital
Drakewood Master	$40,290,634	$6,443,067	$33,847,567
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Fund is shown in the following tables:

	For the three months ended September 30, 2026
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drakewood Master	$178,272	$(2,191,394)	$(2,013,122)

	For the nine months ended September 30, 2026
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drakewood Master	$644,482	$(1,977,837)	$(1,333,355)

Ceres Tactica
l Co
mmodit
y L
.P.
Notes to Financial Statements
(Unaudited)

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
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Fund is shown in the following tables:

	September 30, 2026		For the three months ended September 30, 2026

	% of Partners’ Capital			Expenses		Net Income (Loss)
Fund		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Drakewood Master	7.50%	$5,551,696	$(460,719)	$24,702	$4,354	$(489,775)	Commodity Portfolio	Monthly

		$5,551,696	$(460,719)	$24,702	$4,354	$(489,775)

	September 30, 2026		For the nine months ended September 30, 2026

	% of Partners’ Capital			Expenses		Net Income (Loss)
Fund		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Drakewood Master	7.50%	$5,551,696	$(110,756)	$73,672	$16,601	$(201,029)	Commodity Portfolio	Monthly

		$5,551,696	$(110,756)	$73,672	$16,601	$(201,029)

	December 31, 2025		For the three months ended September 30, 2025

	% of Partners’ Capital			Expenses		Net Income (Loss)
Fund		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Drakewood Master	11.90%	11,847,983	(604,443)	58,882	7,194	(670,519)	Commodity Portfolio	Monthly

		$11,847,983	$(604,443)	$58,882	$7,194	$(670,519)

	December 31, 2025		For the nine months ended September 30, 2025

	% of Partners’ Capital			Expenses		Net Income (Loss)
Fund		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Drakewood Master	11.90%	11,847,983	266,342	163,384	22,031	80,927	Commodity Portfolio	Monthly

		$11,847,983	$266,342	$163,384	$22,031	$80,927

Ceres Tactical Commodity L.P.
Notes to Financial Statements
(Unaudited)

7.	Financial Instrument Risks:
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. As of the end of each reporting period, the Partnership’s/Fund’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of th
e in
struments. The Partnership’s/Fund’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Fund to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Fund have credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate are counterparties or brokers with respect to the Partnership’s/Fund’s assets. Credit risk with respect to exchange-traded
instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Fund’s counterparty is an exchange or clearing organization.
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
Changes in trade policies, including the imposition of tariffs or other trade restrictions, may adversely affect the trading strategies of certain of the Partnership’s advisors, and the Partnership. The current tariff environment remains uncertain and highly volatile, and it is difficult to predict the direction or scope of future tariff policies in the short term. The current U.S. administration has proposed and recently begun to implement global broad-based tariffs on imports from key trading partners to the U.S., including, but not limited to, Canada, China, the European Union and Mexico. While the current U.S. administration has agreed to pause the implementation of certain tariffs proposed under its existing policies, the continued i
m
plementation of certain other tariffs (and the threat that additional tariffs may be imposed in the future) can be expected to lead to increased costs, supply chain disruptions, and heightened market volatility. Retaliatory trade measures by governments have been proposed and, in certain instances, implemented, which can be expected to create further economic uncertainty.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Fund, (ii) redemptions receivable from the Fund, (iii) equity in related party trading account, consisting of unrestricted cash, restricted cash, foreign cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2026.

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

For the nine months ended September 30, 2026, Partnership capital decreased 25.6% from $99,556,199 to $74,063,975. This decrease was attributable to redemptions of 8,582.8060 Class A limited partner Redeemable Units totaling $22,047,034, redemptions of 100.0580 Class D limited partner Redeemable Units totaling $207,889, redemptions of 73.7110 Class Z limited partner Redeemable Units totaling $162,149 and redemptions of 97.0120 Class Z general partner Redeemable Units totaling $209,979 which was partially offset by subscriptions of 100.0150 Class A limited partner Redeemable Units totaling $260,000 and subscriptions of 68.5340 Class Z limited partner Redeemable Units totaling $150,000 and net loss of $3,275,173. Future redemptions can impact the amount of funds available for direct investments and investment in the Fund in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2026, the net asset value per Redeemable Unit for Class A decreased 5.0% from $2,569.82 to $2,441.31 as compared to a decrease of 1.9% in the third quarter of 2025. During the Partnership’s third quarter of 2026, the net asset value per Redeemable Unit for Class Z decreased 4.8% from $2,164.46 to $2,060.11 as compared to a decrease of 1.7% in the third quarter of 2025. The Partnership experienced a net trading loss before fees and expenses during the third quarter of 2026 of $3,896,326. Losses were primarily attributable to the Partnership’s/Fund’s trading of commodity futures in grains, livestock and metals and were partially offset by gains in currencies, energy and softs. The Partnership experienced a net trading loss before fees and expenses during the third quarter of 2025 of $2,031,472. Losses were primarily attributable to the Partnership’s/Fund’s trading of commodity futures in energy, livestock, metals and softs and were partially offset by gains in currencies and grains.

During the third quarter, the Partnership’s most notable losses were incurred in the grains markets during July and August, resulting from short positions in soybean futures, as prices rallied sharply on signs of smaller-than-expected crop harvests in the U.S., as well as from global shipping concerns. Additional losses within the livestock sector were recorded during September from spread positions in feeder cattle options and futures, as prices moved higher early in the month, only to retreat in the latter half of the month. A portion of the Partnership’s losses for the third quarter was offset by gains achieved within the energy sector during September from long positions in crude oil and its refined products as continued hostilities and uncertainty in the Middle East threatened global energy supplies and boosted prices. Within the soft commodities, gains were recorded during September from short positions in coffee and cocoa futures as prices declined amid improving supply availability and more favorable production expectations.

During the Partnership’s nine months ended September 30, 2026, the net asset value per Redeemable Unit for Class A decreased 4.4% from $2,553.98 to $2,441.31 as compared to a decrease of 0.1% during the nine months ended September 30, 2025. During the Partnership’s nine months ended September 30, 2026, the net asset value per Redeemable Unit for Class Z decreased 3.9% from $2,143.05 to $2,060.11 as compared to an increase of 0.5% during the nine months ended September 30, 2025. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2026 of $2,702,685. Losses were primarily attributable to the Partnership’s/Fund’s trading of commodity futures in grains and livestock and were partially offset by gains in currencies, energy, metals and softs. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2025 of $657,887. Gains were primarily attributable to the Partnership’s/Fund’s trading of commodity futures in currencies, grains and metals and were partially offset by losses in energy, livestock and softs.

During the first nine months of the year, the Partnership’s most meaningful losses were incurred within the grains markets during July and August, resulting from short positions in soybean futures, as prices rallied sharply on signs of smaller-than-expected crop harvests in the U.S. and global shipping concerns. Losses in the livestock sector were experienced during January from spread trades in live cattle and feeder cattle futures, amid volatile action driven by changing tariff conditions and an uncertain U.S. cattle supply outlook. Additional losses were recorded in April and June from short positions in live cattle futures, and in September from spread positions in feeder cattle options and futures. A portion of the Partnership’s losses for the first nine of the year was offset by gains achieved in the metals sector in January from long positions in gold and silver futures, as prices rallied to record highs amid continued investor demand for precious metals. Gains from short positions in gold and silver were also recorded in March, as a stronger U.S. dollar and rising yields pressured precious metals prices lower. In the energy sector, gains were generated in January and September from long futures positions in crude oil and its refined products, as supply concerns, geopolitical tensions, and strong demand drove prices higher. In soft commodities, gains were recorded in January from short positions in cocoa futures, as favorable weather conditions in key West African growing regions led to lower prices. Further gains were recorded in September from short positions in coffee and cocoa futures as prices declined amid improving supply availability and more favorable production expectations.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Fund’s) brokerage account during each month is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Fund will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Fund, as applicable. Interest income earned for the three and nine months ended September 30, 2026 decreased by $394,207 and $1,023,566, respectively, as compared to the corresponding periods in 2025. The decrease in interest income was primarily due to lower interest rates and lower average daily equity during the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Fund and (3) interest rates over which none of the Partnership, the Fund or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Fund. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2026 decreased by $121,609 and $338,209, respectively, as compared to the corresponding periods in 2025. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted Net Assets of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2026 decreased by $68,735 and $166,214, respectively, as compared to the corresponding periods in 2025. The decrease was due to lower average adjusted net assets during the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025.

Management fees are calculated as a percentage of the Partnership’s adjusted Net Assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2026 decreased by $100,442 and $221,852, respectively, as compared to the corresponding periods in 2025. The decrease was due to lower average net assets during the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2026 decreased by $69,045 and $165,994, respectively, as compared to the corresponding periods in 2025. This decrease was due to lower average net assets during the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025.

Incentive fees are based on the Net Trading Profits (as defined in the respective management agreements between the Partnership, the General Partner and each Advisor) generated by each Advisor at the end of each quarter, half year or year, as applicable. Trading performance for the three and nine months ended September 30, 2026 resulted in incentive fees of $0 and $0, respectively. Trading performance for the three and nine months ended September 30, 2025 resulted in incentive fees of $0 and $0, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and allocate assets to additional advisors at any time.

As of September 30, 2026 and June 30, 2026, the Partnership’s Net Assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2026	September 30, 2026 (percentage of Partners’ Capital)	June 30, 2026	June 30, 2026 (percentage of Partners’ Capital)
Millburn	$33,078,282	44%	$35,223,383	43%
Ospraie	23,651,181	32%	23,648,097	29%
Drakewood	5,575,682	8%	7,229,873	9%
Opus	10,831,890	15%	15,068,637	18%
Unallocated	926,940	1%	671,526	1%

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2026. As of September 30, 2026, the Partnership’s total capitalization was $74,063,975.

September 30, 2026
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$3,855	0.01%
Energy	762,668	1.03
Grains	1,567,032	2.11
Livestock	344,428	0.47
Metals	1,878,670	2.53
Softs	850,225	1.15

Total	$5,406,878	7.30%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Fund as of September 30, 2026 and December 31, 2025, and the highest, lowest and average values during the three months ended September 30, 2026 and the twelve months ended December 31, 2025. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2026 and December 31, 2025, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

	September 30, 2026
			Three Months Ended September 30, 2026
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$762,668	1.03%	$2,116,218	$629,684	$1,113,387
Grains	1,567,032	2.12	1,934,014	549,451	1,129,221
Livestock	344,428	0.47	465,452	193,513	334,461
Metals	1,418,567	1.92	1,619,420	863,361	1,253,059
Softs	850,225	1.15	3,256,557	758,460	1,994,761

Total	$4,942,920	6.69%

*	Average of daily Values at Risk.

	December 31, 2025
			Twelve Months Ended December 31, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$1,704,873	1.71%	$2,785,848	$518,337	$1,523,838
Grains	1,352,861	1.36	5,374,584	767,509	1,777,668
Livestock	336,509	0.34	669,054	50,820	208,939
Metals	837,089	0.84	1,705,887	699,597	1,181,362
Softs	853,563	0.86	2,386,203	458,315	980,614

Total	$5 ,084,895	5 .11%

*	Annual average of daily Values at Risk.

As of September 30, 2026, Drakewood Master’s total capitalization was $23,505,621, and the Partnership owned approximately 23.6% of Drakewood Master. As of September 30, 2026, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood Master for trading) was as follows:

	September 30, 2026
			Three Months Ended September 30, 2026
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$16,336	0.07%	$23,337	$-	$12,169
Metals	1,949,591	8.29	3,442,037	1,374,315	1,957,494

Total	$1,965,927	8.36%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision. On December 1, 2025, defendants filed a petition for writ of certiorari with the United States Supreme Court regarding the Second Circuit’s August 2025 decision, which the Supreme Court denied on April 20, 2026. On July 13, 2026, defendants filed a motion for summary judgment. On October 23, 2026, the parties reached a settlement in principle.

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

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County. The complaint alleges that defendants made material misrepresentations and omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to the plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, inter alia, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to the plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division, affirmed the trial court’s order denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the Company’s favor. The plaintiff appealed and, on October 20, 2026, the Appellate Division affirmed the trial court’s rulings.

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
for the quarters ended March 31, 2026 and June 30, 2026.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .
For the three months ended September 30, 2026, there were no subscriptions of Class A Redeemable Units and Class Z Redeemable Units. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interest in commodity pools.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased *	Class A (b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	466.8710	$2,487.67	N/A	N/A
August 1, 2026 - August 31, 2026	502.2550	$2,432.78	N/A	N/A
September 1, 2026 - September 30, 2026	541.9430	$2,441.31	N/A	N/A
	1,511.0690	$2,452.80

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
Item 3.
Defaults Upon Senior Securities
.
None.
Item 4.
Mine Safety Disclosures
.
Not Applicable.
Item 5.
Other Information
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended September 30, 2026, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2026 by the directors and officers of the General Partner.

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

CERES TACTICAL COMMODITY L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 10, 2026

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 10, 2026

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.